Form 10-Q
period 1998-06-30
24/7 MEDIA INC
filed 1998-09-01
CIK 1062195

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

|_| Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

                         Commission file number 1-14355


                                24/7 Media, Inc.
             (Exact name of registrant as specified in its charter)


              Delaware                                    13-3995672
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                                      7319
                    (Standard Industrial Classification Code)

         1250 Broadway, New York, NY                        10001
       (Address of principal executive offices)          (Zip Code)

                                 (212) 231-7100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at August 19, 1998
Common Stock, par value $.01 per share               15,390,573 Shares

================================================================================

                         24/7 MEDIA, INC. AND SUBSIDIARY

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets..........................................3

         Consolidated Statements of Operations................................4

         Consolidated Statements of Cash Flows................................6

         Consolidated Statements of Stockholders' Equity (Deficit)............7

         Notes to Interim Financial Statements................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................30

Item 2.  Changes in Securities...............................................30

Item 3.  Defaults Upon Senior Securities.....................................30

Item 4.  Submission of Matters to a Vote of Security Holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................30

                                24/7 MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,      June 30,
                                                                                       1997            1998
                                                                                   ------------    ------------
                                                                                                   (unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents ....................................................   $     93,945    $  2,628,222
  Accounts receivable, net of allowance for doubtful
      accounts of $63,723 and $342,174, respectively ...........................        176,034       4,920,773
  Prepaid expenses and other current assets ....................................         14,936         238,812
                                                                                   ------------    ------------
                    Total current assets .......................................        284,915       7,787,807
                                                                                   ------------    ------------

Property and equipment, net ....................................................        591,337       1,191,327
Goodwill, net ..................................................................             --      12,848,831
Deferred offering costs ........................................................        110,602         159,340
Intangible assets, net .........................................................          2,711           2,296
Deposits .......................................................................         49,376          85,262
                                                                                   ------------    ------------
                    Total assets ...............................................   $  1,038,941    $ 22,074,863
                                                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .............................................................        882,696       3,587,593
  Accrued liabilities ..........................................................        471,205       2,617,935
  Loans payable-related party ..................................................             --         283,267
  Deferred revenue .............................................................         96,496          41,000
                                                                                   ------------    ------------
                    Total current liabilities ..................................      1,450,397       6,529,795
                                                                                   ------------    ------------

Senior convertible notes payable-related parties, net of debt
  discount of $158,348 and $16,017, respectively ...............................      2,316,511         483,983
Other liabilities ..............................................................             --          95,000

Mandatorily redeemable convertible preferred stock, 30,000,000 shares authorized; 13,624,507 shares issued and outstanding entitled to a liquidation preference of $1 per share plus unpaid dividends of 4% to 6% per annum
  ($185,126 in the aggregate at June 30, 1998) .................................             --      17,116,198

Stockholders' equity (deficit):
  Convertible preferred stock, $.01 par value; 500,000 shares authorized;
    158,144 and no shares issued and outstanding, respectively; with aggregate
    liquidation preference of $4,538,733 and $0, respectively ..................          1,581              --

  Common stock, $.01 par value; 100,000,000 shares
    authorized; 1,148,762 and 7,911,475 shares
    issued and outstanding, respectively .......................................         11,488          79,115
  Additional paid-in capital ...................................................     10,564,382      24,217,168
  Deferred stock compensation ..................................................             --        (401,140)
  Accumulated deficit ..........................................................    (13,305,418)    (26,045,256)
                                                                                   ------------    ------------
                    Total stockholders' equity (deficit) .......................     (2,727,967)     (2,150,113)
                                                                                   ------------    ------------

Commitments and contingencies

                    Total liabilities and stockholders' equity
                         (deficit) .............................................   $  1,038,941    $ 22,074,863
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended June 30,
                                                     ---------------------------
                                                         1997            1998
                                                     ------------   ------------
                                                     (unaudited)
Revenues:
    Advertising.....................................  $   355,346   $  3,661,110
    Consulting and license fees.....................      630,588         39,178
                                                      -----------   ------------
                    Total revenues..................      985,934      3,700,288
Cost of revenues....................................      434,640      3,097,947
                                                      -----------   ------------

                    Gross profit............... ....      551,294        602,341
                                                      -----------   ------------

Operating expenses:
    Sales and marketing............. ...............      574,023      1,628,966
    General and administrative.......... ...........      829,763      1,801,077
    Product development.............  ..............      447,200        515,699
    Legal costs in connection with claim...... .....      123,843             --
    Write-off of acquired in-process technology.....           --      5,477,281
    Amortization of goodwill........................           --      1,471,291
                                                      -----------   ------------
                    Total operating expenses........    1,974,829     10,894,314
                                                      -----------   ------------
                    Loss from operations............   (1,423,535)   (10,291,973)

Interest income................. ...................        2,893         50,379
Interest expense, including amortization of
   debt discount of $0 and $4,575,
   respectively.....................................       (6,952)       (15,198)
                                                      -----------   ------------
                    Net loss........................   (1,427,594)   (10,256,792)

Cumulative dividends on preferred stock.............           --       (151,689)
                                                      -----------   ------------
Net loss attributable to common
   stockholders.....................................  $(1,427,594)  $(10,408,481)
                                                      ===========   ============
Net loss per share - basic..........................  $     (1.32)  $      (1.32)
                                                      ===========   ============
Weighted average shares used in basic
    net loss per share calculation..................    1,079,116      7,892,251

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months ended June 30,
                                                    ----------------------------
                                                         1997           1998
                                                    ------------   -------------
                                                     (unaudited)
Revenues:
    Advertising ...................................  $   744,238   $  4,736,944
    Consulting and license fees ...................    1,435,833         39,178
                                                     -----------   ------------
                    Total revenues ................    2,180,071      4,776,121
Cost of revenues ..................................      894,227      4,027,950
                                                     -----------   ------------

                    Gross profit ..................    1,285,844        748,171
                                                     -----------   ------------

Operating expenses:
    Sales and marketing ...........................    1,024,528      2,282,426
    General and administrative ....................    1,512,344      3,088,755
    Product development ...........................      846,723        515,699
    Legal costs in connection with claim ..........      123,843             --
    Write-off of acquired in-process technology ...           --      5,477,281
    Amortization of goodwill ......................           --      1,806,646
                                                     -----------   ------------
                    Total operating expenses ......    3,507,438     13,170,807
                                                     -----------   ------------
                    Loss from operations ..........   (2,221,594)   (12,422,636)

Interest income ...................................       16,575         75,884
Interest expense, including amortization of
   debt discount of $0 and $154,478,
   respectively ...................................       (6,952)      (207,960)
                                                     -----------   ------------
                    Net loss ......................   (2,211,971)   (12,554,712)

Cumulative dividends on preferred stock ...........           --       (185,126)
                                                     -----------   ------------
Net loss attributable to common
   stockholders ...................................  $(2,211,971)  $(12,739,838)
                                                     ===========   ============
Net loss per share - basic ........................  $     (2.05)  $      (2.32)
                                                     ===========   ============
Weighted average shares used in basic
    net loss per share calculation ................    1,079,116      5,501,383

          See accompanying notes to consolidated financial statements.

                          24/7 MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended June 30,
                                                                        ---------------------------
                                                                            1997            1998
                                                                        -----------    ------------
                                                                        (unaudited)
Cash flows from operating activities:
    Net loss..........................................................   (2,211,971)   (12,554,712)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
    Depreciation and amortization of fixed assets.....................      130,552        150,990
    Amortization of debt discount.....................................        3,026        154,478
    Write-off of acquired in-process technology.......................           --      5,477,281
    Accrued interest on senior convertible notes-related
      parties.........................................................        6,952         11,213
    Imputed interest on note payable-related party....................           --          9,000
    Provision for doubtful accounts...................................       19,500         99,636
    Amortization of intangible assets.................................       13,042      1,806,646
    Non-cash compensation.............................................        3,918        508,100
    Changes in operating assets and liabilities:
        Accounts receivable...........................................       76,279     (2,895,589)
        Prepaid assets and other current assets.......................       14,962       (167,657)
        Deposits......................................................       (2,892)       (35,886)
        Accounts payable..............................................      364,016      1,054,761
        Accrued liabilities...........................................       81,425        803,016
        Deferred revenue..............................................   (1,011,429)       (55,496)
                                                                        -----------   ------------
                    Net cash used in operating activities.............   (2,512,620)    (5,634,219)
                                                                        -----------   ------------

Cash flows from investing activities:
    Cash received from acquisition....................................           --        168,839
    Cash paid for acquisition.........................................           --     (1,200,267)
    Purchase of property and equipment................................      (34,466)      (621,117)
                                                                        -----------   ------------
                    Net cash used in investing activities.............      (34,466)    (1,652,545)
                                                                        -----------   ------------

Cash flows from financing activities:
    Net proceeds from issuance of Mandatorily
      Redeemable Series A Preferred Stock.............................           --     10,060,002
    Deferred offering costs...........................................           --       (434,843)
    Proceeds from exercise of stock options ..........................           --         58,560
    Proceeds from senior convertible notes payable-
      related parties.................................................      510,000        150,000
    Repayment of notes payable-related parties .......................           --        (12,678)
    Proceeds from issuance of convertible preferred stock,
       net............................................................      500,011
                                                                        -----------   ------------
                       Net cash provided by financing activities......    1,010,011      9,821,041
                                                                        -----------   ------------
                        Net change in cash and cash equivalents.......   (1,537,075)     2,534,277

Cash and cash equivalents at beginning of period......................    1,689,395         93,945
                                                                        -----------   ------------

Cash and cash equivalents at end of period............................  $   152,320   $  2,628,222
                                                                        ===========   ============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  Year Ended December 31, 1997 and Six Months Ended June 30, 1998 (unaudited)

                                                                     Convertible                            Common stock
                                                                     preferred stock                           voting
                                                        ------------------------------------    ------------------------------------
                                                             Shares             Amount               Shares             Amount
                                                        -----------------  -----------------    -----------------  -----------------
Balance as of January 1, 1997.........................            140,722           $ 1,407            1,079,116           $ 10,791
Issuance of preferred stock...........................             17,422               174                   --                 --
Issuance of common stock to officer...................                 --                --               10,462                105
Issuance of warrants in connection with senior
   convertible notes-related parties..................                 --                --                   --                 --
Senior convertible notes payable-related parties
   converted into common stock........................                 --                --               59,184                592
Net loss..............................................                 --                --                   --                 --
                                                        -----------------  -----------------    -----------------  -----------------
Balance as of December 31, 1997.......................            158,144             1,581            1,148,762             11,488
Issuance of warrants in connection with senior
     convertible notes-related parties................                 --                --                   --                 --
Issuance of warrants to former officer................                 --                --                   --                 --
Issuance of warrants to consultant....................                 --                --                   --                 --
Issuance of common stock for acquired businesses......                 --                --            5,278,167             52,781
Issuance of common stock to officer...................                 --                --               56,250                563
Issuance of stock options to employees................                 --                --                   --                 --
Amortization of deferred stock compensation...........                 --                --                   --                 --
Issuance of common stock to consultants...............                 --                --                5,909                 59
Offering costs in connection with mandatorily
     redeemable convertible preferred stock...........                 --                --                   --                 --
Senior convertible notes payable-related parties
     converted into common stock......................                 --                --              750,586              7,505
Convertible preferred stock converted into
     common stock.....................................           (158,144)           (1,581)             542,908              5,429
Conversion of warrants into common stock......... ....                 --                --               99,119                993
Imputed interest on loans payable-related parties.....                 --                --                   --                 --
Accrual of cumulative dividends on mandatorily
     redeemable convertible preferred stock..........                  --                --                   --                 --
Exercise of stock options.............................                 --                --               29,774                297
Net loss for the period...............................                 --                --                   --                 --
                                                        -----------------  -----------------    -----------------  -----------------
Balance as of June 30, 1998...........................                 --           $    --            7,911,475           $ 79,115
                                                        =================  =================    =================  ================

                                                            Additional                            Deferred              Total
                                                             paid-in           Accumulated          stock           stockholders'
                                                             capital             deficit         compensation      equity (deficit)
                                                        ----------------    ----------------    ----------------   ----------------
Balance as of January 1, 1997.........................     $  9,737,594         $(7,999,590)         $       --      $  1,750,202
Issuance of preferred stock...........................          499,837                  --                  --           500,011
Issuance of common stock to officer...................           31,786                  --                  --            31,891
Issuance of warrants in connection with senior                                                                                 --
   convertible notes-related parties..................          201,000                  --                  --           201,000
Senior convertible notes payable-related parties                                                                               --
   converted into common stock........................           94,165                  --                  --            94,757
Net loss..............................................               --          (5,305,828)                 --        (5,305,828)
                                                        ----------------    ----------------    ----------------   ----------------
Balance as of December 31, 1997.......................       10,564,382         (13,305,418)                 --        (2,727,967)
Issuance of warrants in connection with senior
     convertible notes-related parties................           12,156                  --                  --            12,156
Issuance of warrants to former officer................          450,000                  --                  --           450,000
Issuance of warrants to consultant....................           20,240                  --                  --            20,240
Issuance of common stock for acquired businesses......       10,768,786                  --                  --        10,821,567
Issuance of common stock to officer...................           89,437                  --             (90,000)               --
Issuance of stock options to employees................          331,500                  --            (331,500)               --
Amortization of deferred stock compensation...........               --                  --              20,360            20,360
Issuance of common stock to consultants...............           22,441                  --                                22,500
Offering costs in connection with mandatorily                                                                                  --
     redeemable convertible preferred stock...........         (229,105)                 --                  --          (229,105)
Senior convertible notes payable-related parties                                                                               --
     converted into common stock......................        2,124,909                  --                  --         2,132,414
Convertible preferred stock converted into                                                                                     --
     common stock.....................................           (3,848)                 --                  --                --
Conversion of warrants into common stock......... ....             (993)                 --                  --                --
Imputed interest on loans payable-related parties.....            9,000                  --                  --             9,000
Accrual of cumulative dividends on mandatorily                                                                                 --
     redeemable convertible preferred stock..........                --            (185,126)                 --          (185,126)
Exercise of stock options.............................           58,263                  --                  --            58,560
Net loss for the period...............................               --         (12,554,712)                 --       (12,554,712)
                                                        ----------------    ----------------    ----------------   ----------------
Balance as of June 30, 1998...........................     $ 24,217,168       $ (26,045,256)         $ (401,140)     $ (2,150,113)
                                                        ================    ================    ================   ================

           See accompanying notes to consolidated financial statements.

                         24/7 MEDIA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations and Basis of Presentation

24/7 Media, Inc. ("24/7 Media" or the "Company") operates networks of Web sites that enable both advertisers and Web publishers to capitalize on the opportunities presented by Internet advertising, direct marketing and commerce. The Company generates revenues by delivering advertisements and promotions to Web sites affiliated with the Company. The Company's network properties include the 24/7 Network, the CliqNow! network, and the ContentZone, which are networks of Web sites to which advertisements and promotions are served.

Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of the Company's solutions by the marketplace.

24/7 Media was incorporated in Delaware on January 23, 1998 as a wholly owned subsidiary of Interactive Imaginations, Inc. ("Interactive Imaginations"). On February 25, 1998, pursuant to an Agreement and Plan of Merger dated February 2, 1998, the Company simultaneously consummated the merger of each of Petry Interactive, Inc. ("Petry") and Advercomm, Inc. ("Advercomm") with and into the Company (the mergers, together with a concurrent investment of approximately $10 million pursuant to a Securities Purchase Agreement dated February 25, 1998 (the "Securities Purchase Agreement") by certain third party investors as well as an existing investor of Interactive Imaginations, the "Initial Merger").

On April 9, 1998, Interactive Imaginations (24/7 Media's then parent) was merged with and into the Company in a manner similar to a pooling of interests. As a result, 24/7 Media's historical financial statements and results of operations for all periods prior to the Initial Merger represent those of Interactive Imaginations.

On April 13, 1998, the Company completed an Agreement and Plan of Merger to acquire Intelligent Interactions Corporation ("Intelligent Interactions"). In this transaction, the Company issued approximately 949,242 shares of common stock, 3,561,505 shares of Series A mandatorily redeemable convertible preferred stock, and 265,212, 265,212 and 136,553 of Class A, B and C Warrants, to purchase common stock at exercise prices of $7.62, $11.42 and $3.81 per share, respectively, for a total purchase price of $7,670,500. Based upon an Independent Appraisal, which takes into account Replacement Costs of Assets, Market Multiples and Present Value of Future After-Tax Earnings, approximately $5,477,300 of the purchase price of Intelligent Interactions was allocated to in-process technology. Because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, this amount was immediately written off by the Company.

As of June 1, 1998, the Company acquired the CliqNow! network ("CliqNow!") for $1,295,000 and $3 million of the Company's Series B Mandatorilly Redeemable Convertible Preferred Stock (plus acquisition costs of approximately $96,000) for a total price of $4,390,800 (the Initial Merger together with the acquisitions of Intelligent Interactions and CliqNow!, the "Acquisitions"). The Company issued 3,000 shares of Series B Preferred Stock which converted into 230,415 shares of common stock upon completion of the Company's initial public offering in August 1998.

(b) Principles of Consolidation

The Company's unaudited consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 include (i) the consolidated accounts of the Company, (ii) Petry and Advercomm from February 25, 1998, (iii) Intelligent Interactions from April 13, 1998, and (iv) CliqNow! from June 1, 1998. For the three month and six month periods ended June 30, 1997, the Company's historical results of operations only include the results of Interactive Imaginations. All significant intercompany transactions and balances have been eliminated in consolidation.

The Acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The aggregate purchase price of the Acquisitions was $19,144,600. Of this, approximately ($987,970) of the aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The historical carrying amounts of such net liabilities approximated their fair values. Approximately $5,477,300 of the purchase price was allocated to acquired in-process technology and was immediately written off by the Company. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $14,655,270 was allocated to goodwill and is being amortized over its estimated useful life of two years from the respective dates of acquisition.

The following unaudited pro forma consolidated amounts give effect to the Acquisitions as if they had occurred at the beginning of the respective periods, or date of inception, if later, by consolidating the results of operations of Petry, Advercomm, Intelligent Interactions and CliqNow! for the three month and six month periods ended June 30, 1997 and 1998.


                                              Three months ended June 30,    Six months ended June 30,
                                              ---------------------------   ---------------------------
                                                  1997          1998           1997           1998
                                                  ----          ----           ----           ----
Total revenues .............................  $ 1,231,310   $  4,165,676   $ 2,451,538   $  6,601,345
Net loss ...................................   (4,433,098)   (10,635,098)   (7,566,993)   (15,225,859)
Net loss attributable to common stockholders   (4,569,598)   (10,786,296)   (7,839,993)   (15,410,985)
Net loss per share--basic and diluted ......  $     (0.98)  $      (1.37)  $     (1.86)  $      (2.17)
Weighted average shares used in basic and
    diluted net loss per share calculation .    4,562,006      7,892,251     4,205,986      7,117,199

(c) Interim Results

The consolidated financial statements as of June 30, 1998 and for the three month and six month periods ended June 30, 1997 and 1998 are unaudited. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and the results of the Company's operations and its cash flows for the three month and six month periods ended June 30, 1997 and 1998. The financial data and other information disclosed in these notes to consolidated financial statements related to these periods are unaudited. The results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997 as included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in August 1998.

(d) Stock Split

On July 20, 1998, the Company effected a 1-for-4 reverse stock split in connection with its initial public offering. Accordingly, all references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

(e) Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(f) Intangible Assets

Goodwill resulting from the acquisition of Internet advertising businesses is estimated by management to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded goodwill is amortized on a straight-line basis over the estimated period of benefit, which is two years.

At each balance sheet date, the Company assesses the value of recorded goodwill for possible impairment based upon a number of factors, including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows in relation to each acquired company. To date, the Company has not recorded any provisions for possible impairment of intangible assets.

(g) Deferred Offering Costs

At December 31, 1997 and June 30, 1998, specific incremental costs directly attributable to the issuance of mandatorily redeemable convertible preferred stock and initial public offering ("IPO") transactions, respectively, have been deferred. The December 31, 1997 costs have been charged against additional paid-in capital as a result of the Company's issuance of mandatorily redeemable convertible preferred stock during the three months ended March 31, 1998. The June 30, 1998 incremental costs incurred in connection with the Company's IPO were charged against additional paid-in-capital when the initial public offering occurred in August 1998.

(h) Revenue Recognition

The Company's advertising revenues are derived principally from short-term advertising agreements in which the Company delivers advertising impressions or full-page advertisements for a fixed fee to third party Web sites comprising the 24/7 Network, the CliqNow! network and the ContentZone. Revenues from advertising are recognized in the period the advertising impressions are delivered, provided that collection of the resulting receivables is probable.

Third party Web sites which register Web pages with the Company's networks and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." The Company pays its Affiliated Web sites a service fee for providing advertising space to the Company's networks. The Company becomes obligated to make payments to such Affiliated Web sites, which have contracted with the Company to be part of the Company's networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

The Company's licensing revenue is derived principally from software licensing fees and fees from maintenance, consulting and support of its software. Licensing fees are recognized as performance occurs under the terms of the applicable agreement. Expenses from the Company's licensing revenues are primarily payroll costs to deliver, modify and support the software. These expenses are classified in cost of revenues in the consolidated statements of operations and were not material.

At December 31, 1997 and June 30, 1998, accounts receivable included approximately $56,000 and $2,068,214, respectively, of unbilled receivables, all of which have been subsequently billed.

The Company historically traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies or for goods that were used as prizes for its Riddler game site. Barter and prize revenue and expenses are recorded at the fair market value of services or products provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. The Company expects that barter and prize revenue will continue to represent an insignificant percentage of total revenues in the future.

(i) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. During the six month period ended June 30, 1998, the Company recorded a deferred compensation charge of approximately $401,000. Such amount has been presented as a reduction in stockholders' equity (deficit) and is being amortized to compensation costs over the vesting period of the applicable options, which is generally four years.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(j) Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. SFAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Only basic EPS is presented, as all common stock equivalents are anti-dilutive for each of the periods presented. Anti-dilutive potential common shares outstanding were 513,490 and 8,762,577 at June 30, 1997 and 1998, respectively.

Net loss applicable to common stockholders for the three month and six month periods ended June 30, 1998 has been increased to give effect to $151,689 and $185,126, respectively, of cumulative dividends on mandatorily redeemable convertible preferred stock.

(k) Recent Accounting Pronouncements

The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" in the quarter ended March 31, 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for the Company's year ending December 31, 1999.

In June 1997, the FASB issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to affect the Company, as the Company currently does not have any derivative instruments or hedging activities.

(2) Balance Sheet Components

                                                             December 31, 1997     June 30, 1998
                                                            -------------------   ---------------
                                                                                  (unaudited)
Property and Equipment, Net
       Computer equipment                                     $    972,283          $  1,662,618
       Furniture and fixtures                                           --               102,299
       Leasehold improvements                                           --                18,590
                                                                                    ------------
                                                                   972,283             1,783,507
       Less accumulated depreciation and amortization             (380,946)             (592,180)
                                                              ------------          ------------
                                                              $    591,337          $  1,191,327
                                                              ============          ============

Goodwill
       Goodwill                                                        $--          $ 14,655,270
       Less accumulated amortization                                    --            (1,806,439)
                                                              ------------          ------------
                                                                       $--          $ 12,848,831
                                                              ============          ============

Accrued Liabilities
       Professional fees                                      $    225,691          $    104,880
       Employee commissions and expenses                                --               917,273
       Ad management fees                                               --               311,628
       Affiliate royalties                                          81,384               723,407
       Rent and lease obligations                                       --               126,232
       Other                                                       164,130               434,515
                                                              ------------          ------------
                                                              $    471,205          $  2,617,935
                                                              ============          ============

(3) Loan Payable - Related Party

In connection with the Petry acquisition, Petry Media Corporation agreed to lend an aggregate of $300,000 to the Company during the period from September 29, 1997 to December 31, 1997. The loan is repaid through the payment of 5% of the gross commissions or other revenues received by the Company, after deducting advertising agency commissions and Web site royalties. In accordance with Staff Accounting Bulletin Topic 5:T, the Company has imputed an interest cost because this loan has no stated interest rate. The imputed interest rate used was based on a market rate of interest of 12%. At June 30, 1998, $283,267 of the loan was outstanding.

(4) Common Stock, Preferred Stock and Warrants

Common Stock

On February 25, 1998, as part of the acquisition of Petry and Advercomm, the Company issued an aggregate of 4,328,925 shares of common stock.

In February 1998, the Company awarded to the President of the Company 56,250 shares of restricted common stock which were granted at the fair market value of the Company's common stock of $1.60 per share determined by an independent appraisal of the Company's common stock in connection with the Initial Merger, and which vest over a three year period. In connection with this issuance, the Company is recognizing compensation expense of $90,000 ratably over a three year period. For the three month and six month periods ended June 30, 1998, the Company recognized $7,500 and $10,000 in compensation expense, respectively.

Mandatorily Redeemable Convertible Preferred Stock

On February 25, 1998, the Company entered into the Securities Purchase Agreement for the sale and issuance of 10,060,002 shares of mandatorily redeemable convertible preferred stock--Series A, par value $.01 per share ("Series A"), 1,320,904 Class A warrants to purchase common stock at an exercise price of $7.62 per share ("Class A Warrants"), and 1,320,904 Class B warrants to purchase common stock at an exercise price of $11.42 per share ("Class B Warrants") in a private placement for total proceeds of $10,060,002.

On April 13, 1998, as part of the acquisition of Intelligent Interactions, the Company issued 949,242 shares of common stock, 3,561,505 shares of mandatorily redeemable convertible preferred stock, 265,152 Class A Warrants, 265,152 Class B Warrants and 136,553 Class C warrants to purchase common stock at an exercise price of $3.81 per share ("Class C Warrants").

As of June 1, 1998, as part of the acquisition of CliqNow!, the Company issued 3,000 shares of Series B convertible redeemable preferred stock, par value $.01 per share ("Series B").

The Series A and Series B shareholders are entitled to receive, when and as declared by the Board of Directors out of funds legally available, dividends at a rate of $0.04 and $60.00 per share per annum, respectively. As of June 30, 1998, aggregate unpaid dividends on Series A and Series B shares were $185,126. Such dividends were cancelled pursuant to the Securities Purchase Agreement effective August 1998 since the Company consummated a qualified initial public offering (as defined in the Securities Purchase Agreement) prior to January 31, 1999.

Each Series A and Series B share was automatically converted into common shares at their respective conversion prices simultaneously with the closing of the IPO.

Warrants

On February 24, 1998, Interactive Imaginations and an executive entered into a separation agreement ("Separation Agreement") pursuant to which the executive's employment as an executive, but not as a Director, of Interactive Imaginations was terminated as of February 24, 1998. Interactive Imaginations agreed to issue to the executive Class C Warrants to purchase up to 625,000 shares of Common Stock. Accordingly, the Company recorded an expense of $450,000 during the three month period ended March 31, 1998 in connection with this transaction based upon an independent valuation of the Class C Warrants.

All warrants are exercisable and have expiration dates generally five years from the date of grant.

(5) 1998 Stock Incentive Plan

On July 20, 1998, the board of directors and stockholders of the Company approved the 1998 Stock Incentive Plan as amended (the "Plan"). The following is a summary of the material features of the Plan. This Plan replaced the 1995 Stock Option Plan as Amended.

All employees of and consultants to the Company are eligible under the Plan. Grants under the Plan shall be determined by the Company's Stock Incentive Committee. The Plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or free standing; and (iii) restricted stock. In addition, the Plan provides for the non-discretionary award of stock options to non-employee directors of the Company.

A maximum of 3,000,000 shares of Common Stock may be issued or used for reference purposes pursuant to the Plan. The maximum number of shares of Common Stock subject to each of stock options or stock appreciation rights that may be granted to any individual under the Plan is 187,500 for each fiscal year during the term of the Plan. If a stock appreciation right is granted in tandem with a stock option, it shall be applied against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Plan.

Subsequent to December 31, 1997, the Company granted a total of 833,554 stock options: 440,750 of such were at an exercise price of $4.00 per share, 180,000 of such were at an exercise price of $6.00 per share and 212,804 of such were assumed as a result of the acquisition of Intelligent Interactions at exercise prices ranging from $0.16 to $0.48 per share.

The Company has recorded a deferred compensation charge of approximately $331,500 in the second quarter of 1998 in connection with the grant of approximately 300,000 stock options to employees at a weighted average exercise price of $5.74 per share, representing the difference between the deemed fair value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity (deficit) and amortized over the vesting period of the applicable options, generally over four years. Amortization of deferred stock compensation is recorded in general and administrative expense in the statement of operations.

(6) Supplemental Cash Flow Information

The amount of cash paid for interest was $2,893 and $50,317 for the three months ended June 30, 1997 and 1998, respectively, and $16,576 and $75,821 for the six months ended June 30, 1997 and 1998, respectively.

Non-cash financing activities:

During the six months ended June 30, 1998, the Company converted 158,144 shares of convertible preferred stock into 542,908 shares of common stock, converted $2,056,250 of senior convertible notes payable--related parties, plus accrued interest, into 750,586 shares of common stock, and outstanding warrants were converted into 99,119 shares of common stock. Additionally, for the six month period ended June 30, 1998, the Company recorded interest expense related to imputed interest payable on loan payable - related party of $9,000.

During the six months ended June 30, 1998, the Company issued an aggregate of 5,278,167 shares of common stock, 3,561,505 Series A shares, 3,000 Series B shares, 265,212 Class A Warrants, 265,212 Class B Warrants and 136,553 Class C Warrants in connection with the acquisitions of Petry, Advercomm, Intelligent Interactions and CliqNow!.

In February 1998, the Company issued warrants to a former executive for $450,000 (see Note 4).

In April 1998, the Company issued 5,909 shares of common stock to a consultant for $22,500.

(7) Initial Public Offering

In August 1998, the Company completed an offering of 3,550,000 shares of its common stock, par value $.01 per share, in an initial public offering at an offering price of $14.00 per share. Proceeds to the Company from this initial public offering totaled $45.0 million, net of offering costs of $1.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although management believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, certain factors such as rapid changes in the markets in which the Company competes or general economic conditions might cause a difference between actual results and such forward-looking statements. When considering such forward-looking statements, prospective investors should consider the "Risk Factors" and other cautionary statements in this report.

General

The Company enables both advertisers and Web publishers to capitalize on the many opportunities presented by Internet advertising, direct marketing and electronic commerce. In particular, 24/7 Media: (i) operates the 24/7 Network, a network of over 85 high profile Affiliated Web sites to which the Company delivered an aggregate of over 340 million advertisements in June 1998; (ii) operates the CliqNow! network, a network of over 75 medium to large-sized Affiliated Web sites to which the Company delivered an aggregate of over 55 million advertisements in June 1998; (iii) operates the ContentZone, a network of over 2,000 small to medium-sized Affiliated Web sites to which the Company delivered an aggregate of over 40 million advertisements in June 1998; (iv) licenses its Adfinity(TM) advertising management system to independent Web sites to manage and serve high-volume advertising and direct marketing campaigns; and
(v) markets its dbCommerce(TM) software to e-commerce merchants to enable the delivery of targeted promotions.

The Company is the result of several recent mergers and acquisitions and the combination of these predecessor entities has resulted in an integrated Internet advertising company with both media sales and technology expertise. Petry established the network business model and contributed its network of Web sites which became the foundation for the 24/7 Network. Advercomm folded several high profile Web sites into the 24/7 Network, which increased the breadth of content available on the 24/7 Network and accelerated the Company's ability to organize its Affiliated Web sites into channels. Interactive Imaginations' ContentZone provided the Company with the ability to offer advertising solutions for small to medium-sized Web sites. The acquisition of CliqNow! added a network of over 75 medium to large-sized Web sites to the Company's diverse portfolio of Affiliated Web sites. Intelligent Interactions provided the Company with ad serving and targeting technology, which is expected to become the technology platform for the Company's networks. Management believes that the combination of these predecessor entities has enabled the Company to offer advertisers and Web publishers comprehensive advertising solutions and to pursue its objective of becoming the leading Internet advertising and direct marketing firm.

The Company sells its products and services through its sales and marketing staff located in New York, Chicago, Dallas, Los Angeles, San Francisco, Seattle and the Washington, D.C. area. The Company generates substantially all of its revenues by delivering advertisements and promotions to Affiliated Web sites on its networks. Advertisements delivered by the Company are typically sold pursuant to purchase order agreements with advertisers which are short-term in nature or subject to cancellation.

The pricing of ads is based on a variety of factors, including the gross dollar amount spent on the advertising campaign and whether the campaign is delivered on a specific Web site basis, a channel basis or a run of network basis. The Company strives to sell 100% of its inventory through the combination of advertisements sold on a "CPM" basis (the cost to the advertiser to run 1,000 ads) and a "cost-per-action" basis (whereby revenues are generated if the user responds to the ad with an action, such as an inquiry or a purchase of the product advertised). The Company has recently started to sell sponsorship advertising, which involves a greater degree of coordination among the Company, the advertiser and Affiliated Web sites. These sponsorships are generally priced based on the length of time that the sponsorship runs, rather than on a CPM basis.

Advertising revenues are recognized in the period that the advertisement is delivered, provided that no significant obligations remain. In nearly all cases, the Company recognizes revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. The Company pays its Affiliated Web sites a service fee calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. In addition, the Company is generally responsible for billing and collecting for advertisements delivered to its networks. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period. In addition, the Company generates revenue from licensing its Adfinity(TM) technology to third party Web publishers. To date, revenue from licensing Adfinity(TM) to third parties has not comprised a significant percentage of the Company's total revenues.

The Company expects to generate most of its revenues for the foreseeable future from advertisements delivered to Affiliated Web sites on its networks. The Company's strategy is to aggressively recruit Web sites of all sizes for its networks in order to extend the Company's reach and to provide advertisers with a broad base of page views and online content. For the three months ended June 30, 1998, no Affiliated Web site accounted for over 14% of the Company's total advertising revenue and the top ten Web sites accounted for approximately 44% of the Company's advertising revenue.

24/7 Media delivered an aggregate of 440 million ad impressions during the month of June 1998, compared to 325 million ad impressions during the month of March 1998, an increase of 35 percent. The company added a number of marquee Web sites during the second quarter, including MapQuest, The Mining Company, Talk City, World Pages and Delphi Internet. Results of the Company's Web site recruitment efforts have accelerated in the Company's third quarter with the addition of many marquee sites, including SportsNetwork.com, Reuter's Health and Server.com, and the Company expects ad impression levels for its third quarter ending September 30, 1998 to reflect an accelerated rate of growth. According to Media Metrix, the three 24/7 Media networks reached 36.6%, or more than one third, of all Internet users in June 1998. The Company believes that this reach figure is among the highest in the Internet advertising industry.

In addition, for the three months ended June 30, 1998, no single advertiser accounted for over 12% of the Company's total advertising revenue and the top ten advertisers and ad agencies accounted for approximately 38% of the Company's advertising revenue. Recently, CardSecure, the Company's largest advertiser during the second quarter of 1998, has substantially reduced its advertising with the Company, and has accounted for less than 5% of the Company's revenues since June 30, 1998. The Company believes that such reduction will not have a material effect on the financial condition of the Company.

The Company believes that, due to the Acquisitions, the period-to-period comparisons of its historical operating results are not meaningful and should not be relied upon as indicative of future performance. The Company's prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. Although the Company has experienced revenue growth in recent periods, it anticipates that it will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, the Company expects to increase its operating expenses in order to expand its sales and marketing organization and to enhance its Adfinity(TM) technology.

Pro Forma Results of Operations

Because the Company has a limited operating history, the Company has included its results of operations on a pro forma basis in order to better understand the Company's business as a result of the combination of the businesses of Petry, Advercomm, Interactive Imaginations, Intelligent Interactions and CliqNow!. The following unaudited pro forma consolidated statements of operations give effect to the Acquisitions as if they had occurred on January 1, 1997 (or inception, if later) by consolidating the results of operations of the acquired entities with the results of operations of 24/7 Media for the three month and six month periods ended June 30, 1997 and 1998.

As a result, for pro forma purposes, amortization of goodwill has been recognized beginning in the first quarter of pro forma 1997 and the one-time write-off of in-process technology has been excluded. For financial reporting purposes (i) amortization of goodwill will be recognized over a two year period from the respective dates of the acquisitions, and (ii) the write-off of acquired in-process technology of approximately $5.5 million related to the Intelligent Interactions acquisition has been recognized in the second quarter of 1998 (the date of acquisition).

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                24/7 MEDIA, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three months ended June 30,     Six months ended June 30,
                                            ----------------------------  -------------------------------
                                                1997           1998            1997              1998
                                            -----------    ------------   -------------     -------------
                                            (unaudited)                     (unaudited)
Revenues:
  Advertising ...........................   $   591,722     $ 4,126,498     $ 1,006,705     $  6,473,805
  Consulting and license fees ...........       639,588          39,178       1,444,833          127,540
                                            -----------     -----------     -----------     ------------
                    Total revenues ......     1,231,310       4,165,676       2,451,538        6,601,345

Cost of revenues ........................       604,715       3,349,641       1,083,680        5,242,372
                                            -----------     -----------     -----------     ------------

                    Gross profit ........       626,595         816,035       1,367,858        1,358,973
                                            -----------     -----------     -----------     ------------

Total operating expenses ................     5,058,393       6,009,963       8,947,693       10,964,970
                                            -----------     -----------     -----------     ------------
                    Loss from operations.    (4,431,798)     (5,193,928)     (7,579,835)      (9,605,997)

Net interest income (expense) ...........        (1,300)         36,111          12,842         (142,581)
                                            -----------     -----------     -----------     ------------
                    Net loss ............   $(4,433,098)    $(5,157,817)    $(7,566,993)    $ (9,748,578)
                                            ===========     ===========     ===========     ============


Revenues

Advertising Revenue. Advertising revenue primarily consists of cash advertising revenue and also includes barter and prize revenue. The Company's pro forma cash advertising revenue increased in both the three month and six month periods ended June 30 from 1997 to 1998 primarily due to an increase in the number of Web sites on the 24/7 Network and the CliqNow! network, the number of advertisers utilizing the Company's advertising solutions and the number of advertisements delivered to the 24/7 Network and the CliqNow! network. Such increase was partially offset by a decline in pro forma cash advertising revenue generated by the ContentZone during these periods. The Company expects the 24/7 Network and the CliqNow! network to continue to account for a significant portion of the Company's total advertising revenue. Historically, the Company utilized barter transactions and prizes to drive traffic to its Affiliated Web sites on the ContentZone and its Riddler game site. Pro forma barter and prize revenue decreased from approximately 14% of total pro forma advertising revenue for the first six months of 1997 to 0% in the first six months of 1998. The Company believes that barter and prize revenue will continue to comprise an insignificant portion of the Company's total revenues in the future.

Consulting and License Fees. Through the first six months of 1997, the Company derived pro forma consulting and license fees primarily from an agreement with SegaSoft, whereby SegaSoft licensed certain software from Interactive Imaginations. The Company does not expect to realize meaningful revenues from the SegaSoft license agreement in the future. Pro forma consulting and license fees in the first six months of 1998 consisted primarily of fees generated from licensing the Adfinity(TM) system to third parties. The Company expects to derive consulting and license fees in the future from the licensing of Adfinity(TM) and dbCommerce(TM) to third parties, but does not expect such revenues to comprise a significant portion of the Company's total revenues.

Cost of Revenues and Gross Profit. Cost of revenues consists primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on the Company's networks. Cost of revenues also includes third party ad serving costs, depreciation of the Company's ad serving system and Internet access costs. The marginal changes in pro forma gross profit from the three month and six month periods in 1997 to the three month and six month periods in 1998 was caused by (i) the cessation of high margin consulting and license fees generated by the SegaSoft agreement; (ii) the significant growth in advertising revenue generated by the 24/7 Network and the CliqNow! network, which typically pay higher fees to Affiliated Web sites, at the same time that advertising revenue generated by the ContentZone declined; (iii) an increase in third party ad serving costs related to the growth of the 24/7 Network and the CliqNow! network; and (iv) the temporary increase, which began late in the first quarter of 1998, in third party ad serving costs incurred by the Company in connection with the transition of the Company's ad serving to Adfinity(TM). Until the Company completes the transition to Adfinity(TM), it expects to incur ad serving costs that are significantly higher than historical levels. Thereafter, the Company expects gross margins to increase because third party ad serving fees will no longer be paid.

Operating Expenses. Each of pro forma sales and marketing expenses and general and administrative expenses increased from the three month and six month periods in 1997 to the three month and six month periods in 1998 as Petry, CliqNow! and Intelligent Interactions incurred expenses in connection with the growth of their respective businesses. Product development expenses increased from the three month period in 1997 to 1998, but decreased in the six month period from 1997 to 1998, as Intelligent Interactions increased its expenses in this category related to Adfinity(TM) and dbCommerce(TM) while Interactive Imaginations decreased its expenses related to its support of an alternate ad serving solution.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. The Company expects sales and marketing expenses to increase as it continues to invest in sales and marketing personnel, expand into new markets and broaden the visibility of the Company.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of the business. Beginning in the second quarter of 1998, general and administrative expenses increased due to the additional ad serving personnel required to support Adfinity(TM). In addition, the Company expects general and administrative expenses to increase as it incurs increased levels of expenses to support future growth.

Product Development Expenses. Product development expenses consist primarily of compensation and related costs incurred to further develop the Company's ad serving capabilities. The Company believes that continued investment in product development, particularly for its Adfinity(TM) system, is critical to its strategy of providing excellent service, and it expects to increase the future amounts spent on product development.

Other Expenses. Pro forma other expenses in the three month and six month periods ended June 30, 1997 included an aggregate of $123,843 in legal costs incurred in defending a class-action lawsuit filed by certain Affiliated Web sites on the ContentZone. The Company's defense of such lawsuit resulted in a grant of summary judgment in favor of the Company, but such lawsuit resulted in a diversion of management resources during such period. In addition, the Company recorded pro forma goodwill amortization expense beginning in the first quarter of 1997, which represents the excess purchase price over the fair value of net liabilities of the acquired businesses of Petry, Advercomm, CliqNow! and Intelligent Interactions.

Historical Results of Operations

For the three month and six month periods ended June 30, 1998, 24/7 Media's historical results of operations reflect the Initial Merger as of February 25, 1998, the acquisition of Intelligent Interactions as of April 13, 1998 and the acquisition of CliqNow! as of June 1, 1998. For the three month and six month periods ended June 30, 1997, 24/7 Media's historical results of operations only include the results of Interactive Imaginations. The Company does not believe that the historical revenues or expenses as presented below are accurate indicators of the future performance of the combined Company.

Revenues. Total revenues were $3,700,288 and $4,776,121 for the three month and six month periods ended June 30, 1998, respectively, as compared to $985,934 and $2,180,071 for the three month and six month periods ended June 30, 1997, respectively. Such increase was caused primarily by a significant increase in advertising revenue, offset by a decline in revenues generated by the SegaSoft agreement.

Cost of Revenues. Cost of revenues was $3,097,947 and $4,027,950 for the three month and six month periods ended June 30, 1998, respectively, as compared to $434,640 and $894,227 for the three month and six month periods ended June 30, 1997, respectively. Such increases primarily related to increases in third party ad serving costs which were caused by growth in advertising revenue and the temporary increase in costs in connection with the transition to Adfinity(TM). Such increases were offset by reduced ContentZone ad serving costs.

Operating Expenses. Total operating expenses were $10,894,314 and $13,170,807 for the three month and six month periods ended June 30, 1998, respectively, as compared to $1,974,829 and $3,507,438 for the three month and six month periods ended June 30, 1997, respectively. These increases were caused by (i) higher sales and marketing and general and administrative expenses resulting from the Acquisitions, (ii) additional expenses incurred in anticipation of future growth, (iii) acquired in-process technology of approximately $5.5 million from the acquisition of Intelligent Interactions which was immediately charged to operations in April 1998, and (iv) amortization of goodwill resulting from the Acquisitions. Such increases were partially offset in the six months ended June 30, 1998 by the significant reduction of product development expense prior to the acquisition of Intelligent Interactions.

The value of the acquired in-process technology was determined using a combination of a risk-adjusted income approach and an independent valuation. The acquired in-process technology had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm with and into 24/7 Media, the Company completed a private placement of preferred stock and warrants which resulted in net proceeds of $9,830,897. As of June 30, 1998, the Company had cash and cash equivalents of $2,628,222.

In addition to funding on-going operations, the Company's principal commitments consist of various obligations under operating and capital leases. Total lease expenses were $42,421 and $99,558 for the three month and six month periods ended June 30, 1998, respectively, as compared to $168,640 and

$337,570 for the three month and six month periods ended June 30, 1997, respectively. An operating lease which was initially entered into by the Company in 1996 requires current quarterly payments of approximately $43,000 and expires in November 1998. On May 14, 1998 and July 7, 1998, the Company entered into an operating lease for computer equipment and software related to its Adfinity(TM) system, with a combined fair market value of $849,488. This operating lease, as amended, requires monthly payments and expires in November 2000. Total rent expense for currently outstanding leases is expected to be approximately $90,500 per quarter. Furthermore, the Company expects to incur approximately $1 million in leasehold improvements prior to moving into the additional leased office space at the Company's headquarters in New York City, and in the aggregate, the Company's annual lease expense for this office space will be approximately $1.2 million through 2003. The Company believes that the expenses associated with such additional office space will not have a material effect on the Company's financial position.

Net cash used in operating activities was $5,634,219 for the six months ended June 30, 1998 as compared to $2,512,620 for the six months ended June 30, 1997. Net cash used in operating activities resulted from the Company's net operating losses, adjusted for certain non-cash items, including: (i) a significant advance by SegaSoft in late 1996 for revenues that were primarily recognized during 1997; and (ii) the amortization of goodwill in the first six months of 1998 related to the Acquisitions and the write-off of in-process acquired technology. Net cash used in operating activities also resulted from a high level of accounts receivable and related accrued liabilities due to the time lag between revenue recognition and receipt of payments from advertisers. Historically, the Company relied on a third-party ad serving company to provide reports to the Company in order for the Company to provide accurate and timely invoices to its clients. During the first quarter of 1998, the delivery of the reports from such ad serving company was significantly delayed and, as a result, the Company's unbilled receivables increased as of June 30, 1998. The Company has recently taken steps to improve the timeliness of its billing procedures such as working with the ad serving company to ensure the timely receipt of reports and improving the Company's internal billing and collection procedures and systems. The Company anticipates that it will be able to further improve the timeliness of its billing and collections processes as it completes the transition to Adfinity(TM), which will enable the Company to produce required reports internally, thereby enhancing net working capital as a percentage of total revenues.

Net cash used in investing activities was $1,652,545 for the six months ended June 30, 1998 as compared to $34,466 for the six months ended June 30, 1997. Net cash used in investing activities resulted primarily from capital expenditures relating to computer equipment. To the extent that the Company acquires significant ad serving hardware in the future, net cash used in investing activities will increase.

Net cash provided by financing activities was $9,821,041 for the six months ended June 30, 1998 as compared to $1,010,011 for the six months ended June 30, 1997. Net cash provided by financing activities for the six month periods ended June 30, 1998 and 1997 included issuances of convertible notes, convertible preferred stock and warrants. Prior to June 30, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for approximately $500,000 principal amount of convertible debt and warrants to purchase approximately 36,000 shares of Common Stock with an average exercise price of $2.81 per share. On February 25, 1998, the Company issued Series A shares with detachable warrants at an average exercise price of $9.52.

No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented. At December 31, 1997, the Company had approximately $13,394,000 of federal net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2012. As a result of various equity transactions during 1996, 1997 and

1998, management believes that the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been recorded by the Company and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, certain events, including any sales by the Company of shares of its stock, including sales pursuant to the IPO, and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may partially restrict the ability of the Company to utilize its net operating loss carryforwards.

The Company believes that its cash and cash equivalent balances as of June 30, 1998, combined with the $45.0 million in net proceeds from the IPO which was completed subsequent to June 30, 1998, will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. To the extent that the Company encounters unanticipated opportunities, the Company may need to raise additional funds sooner, in which case the Company may sell additional equity or debt securities or borrow funds from banks or other financial sources. Sales of additional equity or convertible debt securities may result in additional dilution of the Company's stockholders.

Year 2000 Compliance

Beginning in the year 2000, the date fields coded in certain software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. The Company is working with its external suppliers and service providers to ensure that they and their systems will be able to support the Company's needs and, where necessary, interoperate with the Company's hardware and software infrastructure in preparation for the year 2000. Management does not anticipate that the Company will incur material expenses to make its computer software programs and operating systems Year 2000 compliant. However, there can be no assurance that unanticipated costs associated with any Year 2000 compliance will not exceed the Company's present expectations and have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's ad servers and certain of its customers may also be impacted by Year 2000 complications. Any failure by the Company or its ad servers or its customers to make their products Year 2000 compliant could result in a decrease in sales of the Company's products, an increase in the allocation of resources to address Year 2000 problems of the Company's customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by the Company's customers due to such Year 2000 problems. The occurrence of any such event could have a material adverse effect on the Company's business, results of operations and financial condition.

Risk Factors

This report contains forward-looking statements that are based largely on the Company's current expectations and that are subject to a number of risks and uncertainties, including those set forth below. The Company's actual results could differ materially from the results discussed in "Risk Factors" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Extremely Limited Operating History; History of Losses; Integration of Acquired Entities. Because none of the predecessor companies that were combined to form 24/7 Media had an operating history of more than four years, the Company has an extremely limited operating history upon which an evaluation of the Company can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies with limited operating histories, particularly companies in the new and rapidly evolving Internet market. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with customers, business and technology partners and other third parties; further develop and upgrade its technology; improve its technical support and service; respond to competitive developments; implement and improve operational, financial and managerial information systems; and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Although the Company has experienced revenue growth in recent periods, such growth may not be sustained and is not necessarily indicative of future operating results. The Company incurred pro forma net losses of $16.9 million for the year ended December 31, 1997 and $9.4 million for the six months ended June 30, 1998. Each of the predecessors of the Company had net losses in each year since its inception. The Company anticipates that it will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. There can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. The Company's business, results of operations and financial condition may be materially and adversely affected if revenues do not grow at anticipated rates or if the Company is unable to adjust operating expenses to appropriate levels for revenue levels achieved.

24/7 Media did not conduct any substantial operations until February 1998. In February 1998, the Company closed a transaction pursuant to which Petry and Advercomm were merged into the Company. In April 1998, the Company completed two transactions pursuant to which Interactive Imaginations was merged into the Company and Intelligent Interactions became a wholly-owned subsidiary of the Company. In June 1998, the Company acquired CliqNow! In order to integrate effectively the previously independent operations, the Company must continue to integrate and improve its financial and management controls, ad serving technology, reporting systems and procedures, and expand, train and manage its work force. Completion of such integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from other operations of the Company.

Potential Fluctuations in Quarterly Operating Results; Seasonality. The Company's results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond the Company's control. These factors include the addition of new or loss of current advertisers or Affiliated Web sites, changes in fees paid by advertisers, changes in the level of user traffic and number of available impressions on the Web sites in the Company's networks, changes in service fees payable by the Company to Web publishers, the introduction of new Internet advertising services by the Company or its competitors, variations in the levels of capital expenditures and other costs relating to the expansion of the Company's operations, and general economic conditions. Future revenues and results of operations of the Company may be difficult to forecast due to such factors.

Management believes that its revenues are also subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Additional seasonal patterns in Internet advertising spending may emerge as the industry matures. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. The Company's business could be materially adversely affected by a decline in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities or budget cycles or extend the Company's sales cycle with respect to certain of its advertisers.

The Company's current and future expense levels are based in large part on its investment plans and estimates of future revenues. In particular, the Company expects to increase significantly its operating expenses in order to expand its sales and marketing organization and to enhance its Adfinity(TM) technology. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition would be materially and adversely affected. The Company may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Therefore, any significant shortfall in revenues in relation to the Company's expectations would have a material adverse effect on the Company's business, results of operations and financial condition.

Due to the foregoing factors, 24/7 Media believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as indicators of future performance. Furthermore it is possible that in some future periods the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

Developing Market; Unproven Effectiveness of Web Advertising and Online Direct Marketing. In the new and rapidly evolving Internet advertising market, demand and market acceptance for products and services are subject to high levels of uncertainty, and a significant number of entrants continually seek to penetrate the market. Since 24/7 Media expects to derive substantially all of its revenues in the foreseeable future from Internet advertising, the future success of the Company is highly dependent on the increased use of the Internet as an advertising medium.

The Internet as an advertising medium has not been in existence for a sufficient period of time in order to demonstrate its effectiveness as compared with traditional advertising media. Most of the Company's current or potential advertising customers have limited or no experience using the Internet as an advertising medium, have not devoted a significant portion of their advertising expenditures to Internet advertising and may not find Internet advertising to be effective for promoting their products and services relative to advertising across traditional media. Companies adopting Internet advertising, particularly those that use traditional media for advertising, must accept new ways of conducting business and exchanging information. In addition, most Web publishers have limited or no experience in generating revenues from the sale of advertising space on their Web sites. There can be no assurance that the market for Internet advertising will continue to emerge or be sustainable.

Online advertising must demonstrate a level of effectiveness necessary to justify a reallocation of resources from traditional forms of advertising to this developing medium. There are currently no widely accepted standards to measure the effectiveness of Internet advertising and there can be no assurance that such standards will develop to support Internet advertising sufficiently as a significant advertising medium. Advertisers may not accept the Company's or third-party measurements of impressions on Web sites utilizing the Company's services or that such measurements will not contain errors. In addition, the effectiveness of Internet advertising is dependent upon the accuracy of information contained in the databases used to target advertisements. There can be no assurance that the information in the Company's database will be accurate or that advertisers will be willing to have advertisements targeted by any database containing such potential inaccuracies. Actual or perceived ineffectiveness of online advertising generally, or accuracy of measurements or database information in particular, could limit the long-term growth of online advertising, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Banner advertising, from which the Company currently derives most of its revenues, may not be an effective advertising method in the future. There can be no assurance that any other forms of Internet advertising will be developed or accepted by the market and if so developed, that the Company would effectively transition to the marketing and sale of such other forms of online advertising. Moreover, "filter" software programs that limit advertising from being delivered to a Web site are currently available. Failure to develop successfully alternative forms of online advertising or widespread adoption of filter software could have a material adverse effect upon the Internet advertising market and 24/7 Media's business, results of operations and financial condition.

Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing (such as telemarketing and direct mail), requires the broad acceptance of a new and substantially different approach to direct marketing. As with online advertising and other new markets, intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of the Company's products and services in order to generate demand for the Company's services. Enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements.

Reliance on a Limited Number of Web Publishers; Dependence on the 24/7 Network. The Company expects to generate most of its revenues for the foreseeable future from advertisements delivered to Web sites of a limited number of Web publishers on the 24/7 Network. The 24/7 Network consists of a limited number of Affiliated Web sites that have contracted for the Company's services under agreements cancelable upon a specified notice period. For the six months ended June 30, 1998 and for the year ended December 31, 1997, approximately 58% and 68%, respectively, of the 24/7 Network's pro forma advertising revenues were derived from advertisements on the top ten Affiliated Web sites on the 24/7 Network. The top ten Web sites for the year ended December 31, 1997 included AT&T WorldNet Service, Reuters, USA.NET, Columbia House, Comedy Central, Reuters-MoneyNet, Maps on Us, Universal Media, FlashNet Communications and FoxNews Internet. For the six months ended June 30, 1998, the top ten Web sites included AT&T WorldNet Service, Netscape Communications, Comedy Central, Primedia New Media, Reality Online, Switchboard, Blizzard Entertainment, Universal Media and Encompass, Inc. The Company from time to time experiences turnover in its Affiliated Web sites, and there can be no assurance that the Web sites named above remain or will remain associated with the Company. Affiliated Web sites generally measure satisfaction by acceptable revenue levels, adequate "click-thru rates" (the number of times users click on an advertisement as a percentage of page views), high levels of customer service and timely and accurate reporting. There can be no assurance that the Affiliated Web sites will maintain consistent or increasing levels of traffic over time, or that the Company would be able to replace any departed Affiliated Web site with another Web publisher with comparable traffic patterns and user demographics. The loss or reduction in traffic of such Web sites may cause advertisers or Web publishers to withdraw from the 24/7 Network, which, in turn, could materially adversely affect the Company's business, results of operations and financial condition. The failure of the Company to market its networks successfully or the failure of Affiliated Web sites to maintain consistent or increasing levels of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on a Limited Number of Advertisers and Ad Agencies. The Company's revenues have been derived from a limited number of advertisers and ad agencies that purchase space on Affiliated Web sites and the Company expects that a limited number of these entities may continue to account for a significant percentage of the Company's revenues for the foreseeable future. In particular, for the year ended December 31, 1997 and the six months ended June 30, 1998, the Company's top ten advertisers and ad agencies accounted for an aggregate of approximately 48% and 53%, respectively, of the 24/7 Network's pro forma advertising revenues, and for the six months ended June 30, 1998, CardSecure accounted for 12% of the Company's revenues. Recently, CardSecure has substantially reduced its advertising with the Company, and has accounted for less than 5% of the Company's revenues since June 30, 1998. The Company believes that such reduction will not have a material effect on the financial condition of the Company. Advertisers and ad agencies typically purchase advertising pursuant to purchase order agreements that run for a limited time. There can be no assurance that current advertisers and ad agencies will continue to purchase advertising from the Company or that the Company will be able to attract additional advertisers and ad agencies successfully. The loss of one or more of the advertisers or ad agencies that represent a material portion of the revenues generated on the Company's networks could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the non-payment or late payment of amounts due to the Company from a significant advertiser or ad agency could have a material adverse effect on the Company's business, results of operations and financial condition.

Integration of Adfinity(TM) Technology; Dependence on Third Party Technology. The Company has utilized the AdForce advertisement management service from IMGIS, Inc. to deliver its advertisements to the 24/7 Network. 24/7 Media is in the process of replacing the AdForce service with the Company's Adfinity(TM) system, which is expected to become the technology platform for all of the Company's networks. The Company anticipates that Adfinity(TM) will enable it to deliver targeted advertisements based on demographic profiles and consumer behavior. There can be no assurance that the information required to develop user profiles will be available and, if available, that the utilization of such information will not be cost prohibitive. The Company's ability to deliver increased value to advertisers and Web publishers in the future is therefore based, in large part, on the successful integration of Adfinity(TM) as the technology platform for the Company's networks. In order to complete the transition to Adfinity(TM), the Company must, among other things, ensure scalability of the Adfinity(TM) system, assimilate the Company's current sales and reporting functions into the Adfinity(TM) model and work with certain existing Affiliated Web sites to re-tag such Web sites. Although the Company expects that the transition to Adfinity(TM) will be completed in the third quarter of 1998, there can be no assurance that the Company will be able to complete the integration of Adfinity(TM) on a timely basis. The failure of the Company to effect a successful transition to Adfinity(TM) could result in a loss of Affiliated Web sites, a disruption in the Company's ability to deliver advertisements effectively and a negative impact on its business in general until Adfinity(TM) or an alternative advertisement management technology is integrated. If the Company is unable to integrate the Adfinity(TM) technology successfully on a timely basis, or if the Adfinity(TM) technology does not enable the Company to target advertisements effectively based on demographic profiles and consumer behavior, or if the information to develop user profiles is not available, the Company's business, results of operations and financial condition would be materially adversely affected.

Until the integration of Adfinity(TM) is completed, the Company may be dependent upon AdForce to deliver ads to the 24/7 Network. If the AdForce service becomes unavailable or if AdForce fails to serve the Company's advertisements effectively, the Company's business, results of operations and financial condition would be materially adversely affected. In addition to the delivery of advertisements, AdForce also produces frequent operational reports for use by the Company, advertisers and the Affiliated Web sites. However, the AdForce system requires the Company to employ a significant amount of effort to prepare information for financial reporting. This causes difficulties in preparing financial statements and reporting information on a timely basis. The Company is in the process of upgrading its systems in order to integrate newly developed and/or purchased modules with its existing systems and with Adfinity(TM) in order to improve its accounting, control and reporting methods. The Company's inability to add additional software and hardware or to develop further and upgrade its existing technologies, systems or network infrastructure may cause unanticipated delays in delivering its customers' advertisements and providing timely reporting of accurate financial information.

Competition. The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. The Company believes that its ability to compete depends upon many factors both within and beyond its control, including the timing and market acceptance of new products and enhancements of existing services developed by the Company and its competitors; changing demands regarding customer service and support; shifts in sales and marketing efforts by the Company and its competitors; and the ease of use, performance, price and reliability of the Company's services and products.

The Company competes with large Web publishers and Web search engine companies, such as America Online, Excite, GeoCities, Infoseek, Lycos and Yahoo!, for Internet advertising revenues. Further, the Company's networks compete with a variety of Internet advertising networks, including DoubleClick and Link Exchange. In marketing the Company's networks and its Adfinity(TM) service to Web publishers, the Company also competes with providers of advertisement software and related services, including NetGravity and Accipiter, a division of CMG Information Services, Inc. In marketing dbCommerce(TM), the Company competes with a variety of entities, including BroadVision. The Company also encounters competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies and other entities that facilitate Internet advertising. Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Internet, in general, and the Company, specifically, also must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print. To the extent that the Internet is perceived to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising, which could limit the growth of Internet advertising and would have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Third Party Systems; Risk of System Failure; Capacity Constraints. A key to the Company's strategy is to generate a high volume of traffic for its products and services. In particular, the future success of the Company depends on the performance of Adfinity(TM) and third party service providers. Adfinity's computer hardware and software is housed at GlobalCenter, Inc., a third party provider of Internet communication services. Any Adfinity(TM) or third party ad server system failure, including failures that delay the delivery of advertisements to Web sites, could reduce customer satisfaction and result in a material adverse effect on the Company's business, results of operations and financial condition.

In general, the Company's operations are dependent upon the proper operation of its own and third party computer systems. Any damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, and similar unexpected events could adversely affect 24/7 Media's business, results of operations and financial condition. In addition, failure of the Company's telecommunications providers to provide the data communications capacity in the time frame required by the Company for any reason could cause interruptions in the services provided by the Company. Despite precautions taken by the Company, unanticipated problems affecting the Company's computer and telecommunications systems in the future could cause interruptions in the delivery of the Company's services. Any damage or failure that interrupts or delays the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition.

Furthermore, large increases in the volume of advertising delivered through the Company's ad servers could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures and could have a material adverse effect on the Company's business, results of operations and financial condition.

Management of Growth; Risks Associated with Acquisitions; Risks of International Expansion. 24/7 Media has experienced rapid growth and expansion in operations that have placed a significant strain on the Company's managerial, operational and financial resources. The Company has grown from approximately 60 employees on a pro forma basis as of September 30, 1997 to approximately 115 employees as of June 30, 1998 and expects the number of employees to increase in the future. In order to successfully compete in the evolving Internet industry, 24/7 Media must continue to improve its financial and management controls, enhance its reporting systems and procedures, and expand, train and manage its work force. There can be no assurance that the Company's systems, procedures or controls will be adequate to support 24/7 Media's expanding operations, or that management will be able to respond effectively to such growth. The Company's future results of operations also depend on the expansion of its sales, marketing and customer support organizations. 24/7 Media's business, results of operations and financial condition could be materially adversely affected if growth is not managed effectively.

24/7 Media intends to pursue selective acquisitions of businesses, technologies and product lines as a key component of its growth strategy. 24/7 Media regularly seeks to identify and acquire or invest in companies or assets that will enhance 24/7 Media's revenue growth, operations and profitability. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets, each of which could materially adversely affect the Company's business, results of operations or financial condition. In addition, acquisitions involve numerous risks, including the difficulties in the integration and assimilation of the operations, technologies, products and personnel of any acquired business; the diversion of management's attention from other business concerns; the availability of favorable acquisition financing for future acquisitions; and the potential loss of key employees of any acquired business. In the event that an acquisition does occur, there can be no assurance that 24/7 Media will be able to successfully integrate the acquired business, and the failure to do so could have a material adverse effect on the Company's results of operations and financial position. See "--Integration of Adfinity(TM) Technology; Dependence on Third Party Technology."

The Company has entered into a number of international alliances. These alliances involve certain inherent risks, such as unexpected changes in regulatory requirements, potentially adverse tax consequences, general export restrictions and export controls relating to encryption technology, tariffs and other trade barriers, political instability and fluctuations in currency exchange rates, and seasonal reductions in business activity. Any of the above could have a material adverse effect on the success of the Company's future international initiatives.

Dependence on Key Personnel. The Company's success depends upon its senior management and its key sales and technical personnel, particularly David J. Moore, Chief Executive Officer, Jacob I. Friesel, Executive Vice President, and Yale R. Brown, Executive Vice President. The loss of the services of one or more of these persons could materially adversely affect 24/7 Media's business, results of operations and financial condition. 24/7 Media's success also depends on its ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the

Company will be able to retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. The Company has experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions. Although the Company has not experienced any material impact from the difficulty in hiring and retaining qualified employees, there can be no assurance that the Company will not be materially impacted in the future from such hiring difficulties. The failure by the Company to successfully hire and retain candidates with appropriate qualifications could have a material adverse effect on the Company's business, results of operations and financial condition.

Privacy Concerns. The Company's Adfinity(TM) technology collects and utilizes data derived from user activity on the Company's networks and the Web sites of independent Web publishers using the Company's services. There can be no assurance that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data. 24/7 Media must also keep certain information regarding Web publishers confidential pursuant to its contracts with Web publishers. Adfinity(TM) enables the use of "cookies," in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific server, file pathway or directory location that are stored on a user's hard drive and passed to a Web site's server through the user's browser software. Cookies are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. In addition, certain currently available Internet browsers allow a user to delete cookies or prevent cookies from being stored on the user's hard drive.

Government Regulation. Due to the increasing popularity and use of the Web, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. Although there are currently few laws or regulations directly governing access to or commerce on the Internet, any new legislation could inhibit the growth in use of the Web and decrease the acceptance of the Web as a communications and commercial medium, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the growing use of the Web has burdened existing telecommunications infrastructure and has caused interruptions in telephone service. Certain telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. Any such regulations could affect the costs of communicating on the Web and adversely affect the growth in use of the Web, which could in turn decrease the demand for the Company's products or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Further, due to the global nature of the Web, governments of states or foreign countries may attempt to regulate Internet transmissions or levy sales or other taxes relating to the Company's activities. There can be no assurance that violations of local laws will not be alleged by applicable governments, 24/7 Media will not violate such laws or new laws will not be enacted in the future. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2.     Changes in Securities.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On August 19, 1998, the registrant consummated an initial public offering of its common stock pursuant to a Registration Statement on Form S-1, as amended, File No. 333-56085. The order of the Securities and Exchange Commission declaring the Registration Statement effective was dated approximately 5:30 p.m. EDT on August 12, 1998.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit 11 Statement of calculation of basic and diluted net loss and pro forma net loss per share

Exhibit 27   Financial data schedule

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  September 1, 1998              By: /s/ David J. Moore
                                          -------------------------------
                                          David J. Moore
                                          President and Chief Executive
Officer



                                      By: /s/ C. Andrew Johns
                                          -------------------------------
                                          C. Andrew Johns
                                          Chief Financial Officer