Form 10-Q
period 1998-09-30
24/7 MEDIA INC
filed 1998-11-13
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                       or

|_| Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

                         Commission file number 1-14355


                                24/7 Media, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                             13-3995672
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)

                                      7319
                    (Standard Industrial Classification Code)

         1250 Broadway, New York, NY                           10001
  (Address of principal executive offices)                   (Zip Code)

                                 (212) 231-7100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |
                                        -      -



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at November 6, 1998
 Common Stock, par value $.01 per share              15,482,804 Shares

                                24/7 MEDIA, INC.

                                      INDEX


                                                                        Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets....................................3

            Consolidated Statements of Operations..........................4

            Consolidated Statements of Cash Flows..........................6

            Consolidated Statements of Stockholders' Equity (Deficit)......7

            Notes to Interim Consolidated Financial Statements.............8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................17


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................33

Item 2.     Changes in Securities and Use of Proceeds.....................33

Item 3.     Defaults Upon Senior Securities...............................33

Item 4.     Submission of Matters to a Vote of Security Holders...........33

Item 5.     Other Information.............................................33

Item 6.     Exhibits and Reports on Form 8-K..............................34

Item 7.     Signatures....................................................35

                             24/7 MEDIA, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       1998            1997
                                                                   -------------   ------------
                                                                    (unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents ....................................   $ 42,784,975    $     93,945
  Accounts receivable, net of allowance for doubtful
      accounts of $636,840 and $63,723, respectively ...........      6,229,674         176,034
  Prepaid expenses and other current assets ....................        328,610          14,936
                                                                   ------------    ------------
                    Total current assets .......................     49,343,259         284,915
                                                                   ------------    ------------
Property and equipment, net ....................................      1,474,279         591,337
Goodwill, net ..................................................     11,519,218            --
Deferred offering costs ........................................           --           110,602
Intangible assets, net .........................................         23,309           2,711
Deposits .......................................................        206,094          49,376
                                                                   ------------    ------------
                    Total assets ...............................   $ 62,566,159    $  1,038,941
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .............................................   $  5,128,306    $    882,696
  Accrued liabilities ..........................................      2,726,160         471,205
  Current installments of obligations under capital leases .....         41,960            --
  Deferred revenue .............................................         46,000          96,496
                                                                   ------------    ------------
                    Total current liabilities ..................      7,942,426       1,450,397
                                                                   ------------    ------------
Senior convertible notes payable-related parties, net of debt
  discount of $0 and $158,348, respectively ....................           --         2,316,511
Obligations under capital leases, excluding current installments         42,759            --
Stockholders' equity (deficit):

  Convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 0 and 158,144 shares issued and
    outstanding, respectively; with aggregate liquidation
    preference of $0 and $4,538,733, respectively ..............           --             1,581

  Common stock, $.01 par value; 70,000,000 shares
    authorized; 15,482,804 and 1,148,762 shares
    issued and outstanding, respectively .......................        154,828          11,488

  Additional paid-in capital ...................................     86,731,261      10,564,382
  Deferred stock compensation ..................................       (372,922)           --
  Accumulated deficit ..........................................    (31,932,193)    (13,305,418)
                                                                   ------------    ------------
                    Total stockholders' equity (deficit) .......     54,580,974      (2,727,967)
                                                                   ------------    ------------
Commitments and contingencies
                     Total liabilities and stockholders' equity
                         (deficit) .............................   $ 62,566,159    $  1,038,941
                                                                   ============    ============

   See accompanying notes to interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended September 30,
                                              --------------------------------
                                                   1998            1997
                                                   ----            ----
                                                (unaudited)     (unaudited)
Revenues:
    Advertising ............................   $  5,461,341    $   315,697
    Consulting and license fees ............         66,000        233,130
                                               ------------    -----------
                    Total revenues .........      5,527,341        548,827

Cost of revenues ...........................      4,615,542        511,466
                                               ------------    -----------
                    Gross profit ...........        911,799         37,361
                                               ------------    -----------
Operating expenses:
    Sales and marketing ....................      2,524,284        451,235
    General and administrative .............      2,118,610        682,480
    Product development ....................        486,779        438,557
    Legal costs in connection with claim ...           --          108,461
    Write-off of property and equipment ....           --          756,795
    Amortization of goodwill ...............      1,823,927           --
                                               ------------    -----------
                    Total operating expenses      6,953,600      2,437,528
                                               ------------    -----------
                    Loss from operations ...     (6,041,801)    (2,400,167)

Interest income ............................        250,403            485
Interest expense, including amortization of
   debt discount of $3,870 and $9,910,
   respectively ............................         (4,951)       (33,620)
                                               ------------    -----------
                    Net loss ...............     (5,796,349)    (2,433,302)

Cumulative dividends on preferred stock ....        (90,607)          --
                                               ------------    -----------
Net loss attributable to common
   stockholders ............................   $ (5,886,956)   $(2,433,302)
                                               ============    ===========
Net loss per share - basic and diluted .....   $      (0.50)   $     (2.25)
                                               ============    ===========
Weighted average shares outstanding ........     11,737,255      1,079,116
                                               ============    ===========


     See accompanying notes to interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine months ended September 30,
                                                --------------------------------
                                                      1998            1997
                                                      ----            ----
                                                  (unaudited)     (unaudited)
Revenues:
    Advertising ...............................   $ 10,198,701    $ 1,059,935
    Consulting and license fees ...............        105,178      1,668,963
                                                  ------------    -----------
                    Total revenues ............     10,303,879      2,728,898

Cost of revenues ..............................      8,643,492      1,405,693
                                                  ------------    -----------
                    Gross profit ..............      1,660,387      1,323,205
                                                  ------------    -----------
Operating expenses:
    Sales and marketing .......................      4,806,710      1,475,763
    General and administrative ................      5,207,699      2,194,824
    Product development .......................      1,002,478      1,285,280
    Legal costs in connection with claim ......           --          232,304
    Write-off of acquired in-process technology      5,477,281           --
    Write-off of property and equipment .......           --          756,795
    Amortization of goodwill ..................      3,630,573           --
                                                  ------------    -----------
                    Total operating expenses ..     20,124,741      5,944,966
                                                  ------------    -----------
                    Loss from operations ......    (18,464,354)    (4,621,761)

Interest income ...............................        326,286         17,060
Interest expense, including amortization of
   debt discount of $158,348 and $12,936,
   respectively ...............................       (212,911)       (40,572)
                                                  ------------    -----------
                    Net loss ..................    (18,350,979)    (4,645,273)

Cumulative dividends on preferred stock .......       (275,796)          --
                                                  ------------    -----------
Net loss attributable to common
   stockholders ...............................   $(18,626,775)   $(4,645,273)
                                                  ============    ===========
Net loss per share - basic and diluted ........   $      (2.45)   $     (4.30)
                                                  ============    ===========
Weighted average shares outstanding ...........      7,610,191      1,079,116
                                                  ============    ===========

      See accompanying notes to interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine months ended September 30,
                                                                       --------------------------------
                                                                              1998            1997
                                                                              ----            ----
                                                                          (unaudited)     (unaudited)
Cash flows from operating activities:
    Net loss .........................................................   $(18,350,979)   $(4,645,273)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization of fixed assets ....................        289,263        291,679
    Amortization of debt discount ....................................        158,348         12,936
    Write-off property and equipment .................................           --          756,795
    Write-off of in process ..........................................      5,477,281           --
    Accrued interest on senior convertible notes-related
    parties ..........................................................         14,630         27,636
    Imputed interest on note payable-related party ...................          9,000           --
    Provision for doubtful accounts ..................................        196,226         27,000
    Amortization of intangible assets ................................      3,630,573         18,000
    Non-cash compensation ............................................        536,318         15,876
    Changes in operating assets and liabilities:
        Accounts receivable ..........................................     (4,414,542)       188,672
        Prepaid expenses and other current assets ....................       (257,455)       135,874
        Deposits .....................................................       (156,718)          (271)
        Accounts payable .............................................      2,632,773        841,075
        Accrued liabilities ..........................................        921,255        (62,972)
        Deferred revenue .............................................        (50,496)    (1,331,738)
                                                                         ------------    -----------
                    Net cash used in operating activities ............     (9,364,523)    (3,724,711)
                                                                         ------------    -----------
Cash flows from investing activities:
    Increase in intangible assets ....................................        (20,598)          --
    Cash received from acquisition ...................................        168,839           --
    Cash paid for acquisition ........................................     (1,627,725)          --
    Proceeds from sale of property and equipment .....................           --           22,850
    Purchases of property and equipment ..............................       (958,035)       (34,466)
                                                                         ------------    -----------
                    Net cash used in investing activities ............     (2,437,519)       (11,616)
                                                                         ------------    -----------
Cash flows from financing activities:
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock ........................     10,060,002           --
    Deferred offering costs ..........................................       (321,126)          --
    Proceeds from senior convertible notes payable-
       related parties ...............................................        150,000      1,625,000
    Repayment of notes payable-related parties .......................       (295,945)          --
    Proceeds from exercise of stock options ..........................        129,148           --
    Proceeds from issuance of convertible preferred stock, net .......           --          500,011
    Proceeds from issuance of common stock related
        to initial public offering, net ..............................     44,770,993           --
                                                                         ------------    -----------
                             Net cash provided by financing activities     54,493,072      2,125,011
                                                                         ------------    -----------
                              Net change in cash and cash equivalents      42,691,030     (1,611,316)

Cash and cash equivalents at beginning of period .....................         93,945      1,689,395
                                                                         ------------    -----------
Cash and cash equivalents at end of period ...........................   $ 42,784,975    $    78,079
                                                                         ============    ===========

      See accompanying notes to interim consolidated financial statements.

                                24/7 MEDIA, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     Year Ended December 31, 1997 and Nine Months Ended September 30, 1998
                                  (unaudited)

                                                                Convertible
                                                              preferred stock          Common stock
                                                            ------------------      -------------------
                                                            Shares      Amount      Shares       Amount
                                                            ------      ------      ------       ------
Balance as of January 1, 1997 ..........................    140,722    $ 1,407     1,079,116   $ 10,791
Issuance of preferred stock ............................     17,422        174          --         --
Issuance of common stock to officer ....................       --         --          10,462        105
Issuance of warrants in connection with senior
   convertible notes payable-related parties ...........       --         --            --         --
Senior convertible notes payable-related parties
   converted into common stock .........................       --         --          59,184        592
Net loss ...............................................       --         --            --         --
                                                            -------    -------     ---------   --------
Balance as of December 31, 1997 ........................    158,144      1,581     1,148,762     11,488
Issuance of warrants in connection with senior
     convertible notes payable-related parties .........       --         --            --         --
Issuance of warrants to former officer .................       --         --            --         --
Issuance of warrants to consultant .....................       --         --            --         --
Issuance of common stock for acquired businesses .......       --         --       5,278,167     52,782
Issuance of stock options to employees .................       --         --            --         --
Issuance of common stock to officer ....................       --         --          56,250        563
Amortization of deferred stock compensation ............       --         --            --         --
Issuance of common stock to consultants ................       --         --           5,909         59
Offering costs in connection with mandatorily
     redeemable convertible preferred stock ............       --         --            --         --
Senior convertible notes payable-related parties
     converted into common stock .......................       --         --         828,036      8,280
Convertible preferred stock converted into
     common stock ......................................   (158,144)    (1,581)      542,908      5,429
Conversion of warrants into common stock ...............       --         --         191,349      1,913
Imputed interest on loans payable-related parties ......       --         --            --         --
Accrual of cumulative dividends on mandatorily
     redeemable convertible preferred stock ............       --         --            --         --
Issuance of common stock in initial public offering, net       --         --       3,550,000     35,500
Conversion of mandatorily redeemable convertible
     preferred stock into common stock .................       --         --       3,807,533     38,075
Exercise of stock options ..............................       --         --          73,890        739
Net loss for the period ................................       --         --            --         --
                                                            -------    -------     ---------   --------
Balance as of September 30, 1998 (unaudited) ...........       --      $  --      15,482,804   $154,828
                                                            =======    =======    ==========   ========

                                                               Additional                        Deferred          Total
                                                                 paid-in        Accumulated       stock         stockholders'
                                                                 capital          deficit      compensation   equity (deficit)
                                                                 -------          -------      ------------   ----------------
Balance as of January 1, 1997 ..............................   $  9,737,594    $ (7,999,590)      $    --      $  1,750,202
Issuance of preferred stock ................................        499,837            --              --           500,011
Issuance of common stock to officer ........................         31,786            --              --            31,891
Issuance of warrants in connection with senior .............           --
   convertible notes payable-related parties ...............        201,000            --              --           201,000
Senior convertible notes payable-related parties ...........           --
   converted into common stock .............................         94,165            --              --            94,757
Net loss ...................................................           --        (5,305,828)           --        (5,305,828)
                                                               ------------    ------------       ---------    ------------
Balance as of December 31, 1997 ............................     10,564,382     (13,305,418)           --        (2,727,967)
Issuance of warrants in connection with senior
     convertible notes payable-related parties .............         12,156            --              --            12,156
Issuance of warrants to former officer .....................        450,000            --              --           450,000
Issuance of warrants to consultant .........................         20,240            --              --            20,240
Issuance of common stock for acquired businesses ...........     10,768,785            --              --        10,821,567
Issuance of stock options to employees .....................        331,500            --          (331,500)           --
Issuance of common stock to officer ........................         89,437            --           (90,000)           --
Amortization of deferred stock compensation ................           --              --            48,578          48,578
Issuance of common stock to consultants ....................         22,441            --              --            22,500
Offering costs in connection with mandatorily ..............           --
     redeemable convertible preferred stock ................       (229,105)           --              --          (229,105)
Senior convertible notes payable-related parties ...........
     converted into common stock ...........................      2,665,614            --              --         2,673,894
Convertible preferred stock converted into .................
     common stock ..........................................         (3,848)           --              --              --
Conversion of warrants into common stock ...................         (1,913)           --              --              --
Imputed interest on loans payable-related parties ..........          9,000            --              --             9,000
Accrual of cumulative dividends on mandatorily .............
     redeemable convertible preferred stock ................           --          (275,796)           --          (275,796)
Issuance of common stock in initial public offering, net ...     44,735,433            --              --        44,770,933
Conversion of mandatorily redeemable convertible
     preferred stock into common stock .....................     17,168,730            --              --        17,206,805
Exercise of stock options ..................................        128,409            --              --           129,148
Net loss for the period ....................................           --       (18,350,979)           --       (18,350,979)
                                                               ------------    ------------       ---------    ------------
Balance as of September 30, 1998 (unaudited)...............    $ 86,731,261    $(31,932,193)      $(372,922)   $ 54,580,974
                                                               ============    ============       =========    ============

      See accompanying notes to interim consolidated financial statements.

                                24/7 MEDIA, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations and Basis of Presentation

24/7 Media, Inc. (together with its subsidiary, "24/7 Media" or the "Company") operates networks of Web sites that enable both advertisers and Web publishers to capitalize on the opportunities presented by Internet advertising, direct marketing and commerce. The Company generates revenues by delivering advertisements and promotions to Web sites affiliated with the Company. The Company's network properties include the 24/7 Network, the CliqNow! network, and the ContentZone, which are networks of Web sites to which advertisements and promotions are served.

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

On April 13, 1998, the Company completed an Agreement and Plan of Merger to acquire Intelligent Interactions Corporation ("Intelligent Interactions"). In this transaction, the Company issued approximately 949,242 shares of common stock, 3,561,505 shares of mandatorily redeemable convertible preferred stock, and 265,212, 265,212 and 136,553 Class A, B and C Warrants, respectively, to purchase common stock at exercise prices of $7.62, $11.42 and $3.81 per share, respectively, for a total purchase price of $7,670,500. Based upon an independent appraisal, which takes into account replacement cost of assets, market multiples and present value of anticipated future after-tax earnings, approximately $5,477,300 of the purchase price of Intelligent Interactions was allocated to in-process technology. Because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, this amount was immediately written off by the Company.

As of June 1, 1998, the Company acquired the CliqNow! network ("CliqNow!") for $1,295,000 and $3 million of the Company's Series B Mandatorily Redeemable Convertible Preferred Stock (plus acquisition costs of approximately $96,000) for a total price of $4,390,800 (the Initial Merger together with the acquisitions of Intelligent Interactions and CliqNow!, the "Acquisitions"). The Company issued 3,000 shares of Series B Preferred Stock which converted into 230,415 shares of common stock upon completion of the Company's initial public offering in August 1998.

(b) Principles of Consolidation

The Company's unaudited consolidated financial statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 include (i) the consolidated accounts of the Company, (ii) Petry and Advercomm from February 25, 1998, (iii) Intelligent Interactions from April 13, 1998, and
(iv) CliqNow! from June 1, 1998. For the three month and nine month periods ended September 30, 1997, the Company's historical results of operations only include the results of Interactive Imaginations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The following unaudited pro forma consolidated amounts give effect to the Acquisitions as if they had occurred at the beginning of the respective periods, or date of inception, if later, by consolidating the results of operations of Petry, Advercomm, Intelligent Interactions and CliqNow! for the three month and nine month periods ended September 30, 1998 and 1997.


                                             Three months ended September 30,    Nine months ended September 30,
                                             --------------------------------    -------------------------------
                                                   1998           1997              1998             1997
                                                   ----           ----              ----             ----
Total revenues .............................   $ 5,527,341    $ 1,051,433       $ 12,128,686    $  3,502,971
Net loss ...................................    (5,796,349)    (5,882,888)       (21,022,208)    (13,449,881)
Net loss attributable to common stockholders    (5,886,956)    (6,019,388)       (21,298,004)    (13,859,381)
Net loss per share--basic and diluted ......   $     (0.50)   $     (1.30)      $      (2.45)   $      (3.18)
Weighted average shares used in basic and
   diluted net loss per share calculation ..    11,737,255      4,652,006          8,688,842       4,363,405

(c) Interim Results

The consolidated financial statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1998 and the results of the Company's operations and its cash flows for the three month and nine month periods ended September 30, 1998 and 1997. The financial data and other information disclosed in these notes to consolidated financial statements related to these periods are unaudited. The results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1998. The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash equivalents at September 30, 1998 and December 31, 1997 were $41,510,047 and $0, respectively, which consisted principally of money market funds.

(g) Intangible Assets

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

(h) Deferred Offering Costs

At December 31, 1997, specific incremental costs directly attributable to the issuance of mandatorily redeemable convertible preferred stock were deferred. These costs have been charged against additional paid-in capital as a result of the Company's issuance of mandatorily redeemable convertible preferred stock during the three months ended March 31, 1998.

(i) Revenue Recognition

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

Third party Web sites which register Web pages with the Company's networks and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." The Company pays its Affiliated Web sites a service fee for providing advertising space to the Company's networks. The Company becomes obligated to make payments to such Affiliated Web sites, which have contracted with the Company to be part of the Company's networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations. These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures."

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

At September 30, 1998 and December 31, 1997, accounts receivable included approximately $1,493,782 and $56,000, respectively, of unbilled receivables, all of which have been subsequently billed.

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

(j) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. During the first six months of 1998, the Company recorded deferred compensation charges of approximately $422,000. Such amount has been presented as a reduction in stockholders' equity (deficit) and is being amortized to compensation costs over the vesting period of the applicable options, which is generally four years.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(k) Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. SFAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Only basic EPS is presented, as all common stock equivalents are anti-dilutive for each of the periods presented. Anti-dilutive potential common shares outstanding were and 4,993,984 and 885,419 at September 30, 1998 and 1997, respectively.

Net loss applicable to common stockholders for the three month and nine month periods ended September 30, 1998 has been increased to give effect to $90,607 and $275,796, respectively, of cumulative dividends on mandatorily redeemable convertible preferred stock through the date of the August 1998 initial public offering.

(l) Recent Accounting Pronouncements

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

(m) Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2) Balance Sheet Components

                                                                September 30, 1998          December 31, 1997
                                                                ------------------          -----------------
                                                                   (unaudited)
Property and Equipment, Net
        Computer equipment                                         $ 1,973,359                   $ 972,283
        Furniture and fixtures                                         214,637                           -
        Leasehold improvements                                          21,069                           -
                                                                   -----------                   ---------
                                                                     2,209,065                     972,283
        Less accumulated depreciation and amortization                (734,786)                   (380,946)
                                                                   -----------                   ---------
                                                                   $ 1,474,279                   $ 591,337
                                                                   ===========                   =========
Goodwill, net
        Goodwill                                                   $15,149,791                         $ -
        Less accumulated amortization                               (3,630,573)                          -
                                                                   -----------                   ---------
                                                                   $11,519,218                         $ -
                                                                   ===========                   =========
Accrued Liabilities
        Professional fees                                             $ 96,983                   $ 225,691
        Employee commissions, incentives, and expenses               1,425,347                           -
        Ad management fees                                             160,639                           -
        Affiliate royalties                                            390,303                      81,384
        Rent and lease obligations                                     176,019                           -
        Other                                                          476,870                     164,130
                                                                   -----------                   ---------
                                                                   $ 2,726,160                   $ 471,205
                                                                   ===========                   =========

(3) Related Party Transactions

On September 30, 1998, the Company settled all of its obligations to Petry Media Corporation which arose in connection with the Company's acquisition of Petry in February 1998. In connection therewith, the Company made a lump sum payment in the amount of $828,500 settling its outstanding loan payable and royalty payable balances of $183,500 and $217,500, respectively, at September 30, 1998, as well as any additional obligations in connection with its contingent purchase obligation to Petry Media Corporation, the total of which was limited to $1,000,000. Accordingly, the difference between the lump sum payment of $828,500 and the Company's outstanding obligations of $401,000 was attributed to the contingent purchase obligation which was accounted for as an adjustment of $427,500 to the Petry purchase price. Such amount is now included as part of goodwill and will be amortized over its remaining amortization period commencing October 1, 1998.

(4) Common Stock, Preferred Stock and Warrants

Common Stock

On February 25, 1998, as part of the acquisition of Petry and Advercomm, the Company issued an aggregate of 4,328,925 shares of common stock.

In February 1998, the Company awarded to the President of the Company 56,250 shares of restricted common stock which were granted at the fair market value of the Company's common stock of $1.60 per share determined by an independent appraisal of the Company's common stock in connection with the Initial Merger, and which vest over a three year period. In connection with this issuance, the Company is recognizing compensation expense of $90,000 ratably over a three year period. For the three month and nine month periods ended September 30, 1998, the Company recognized $7,500 and $17,500 in compensation expense, respectively.

In August 1998, the Company completed an offering of 3,550,000 shares of its common stock, par value $.01 per share, in an initial public offering at an offering price of $14.00 per share. Net proceeds to the Company from this initial public offering totaled $44.8 million, after offering costs of $1.4 million.

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

The Series A and Series B shareholders were entitled to receive, when and as declared by the Board of Directors out of funds legally available, dividends at a rate of $0.04 and $60.00 per share per annum, respectively. Such dividends were cancelled pursuant to the Securities Purchase Agreement effective August 1998 since the Company consummated a qualified initial public offering (as defined in the Securities Purchase Agreement) prior to January 31, 1999.

Each Series A and Series B share was automatically converted into common shares at their respective conversion prices simultaneously with the closing of the initial public offering.

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

Subsequent to December 31, 1997 through September 30, 1998, the Company granted a total of 1,071,495 stock options: 477,750 of such were at an exercise price of $4.00 per share, 300,000 of such were at an exercise price of $6.00 per share, 212,807 of such were assumed as a result of the acquisition of Intelligent Interactions at exercise prices ranging from $0.16 to $0.48 per share, and 80,938 of such were at exercise prices of $9.00 to $14.00 per share, which were granted at the fair market value of the underlying common stock at the time of grant.

The Company has recorded a deferred compensation charge of approximately $331,500 in the second quarter of 1998 in connection with the grant of approximately 300,000 stock options to employees at a weighted average exercise price of $5.74 per share, representing the difference between the deemed fair value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity (deficit) and amortized over the vesting period of the applicable options, generally over four years. Amortization of deferred stock compensation is recorded in general and administrative expense in the consolidated statements of operations.

(6) Supplemental Cash Flow Information

The amount of cash paid for interest was $3,426 and $23,710 for the three months ended September 30, 1998 and 1997, respectively, and $45,563 and $27,636 for the nine months ended September 30, 1998 and 1997, respectively.

Non-cash financing activities:
During the nine months ended September 30, 1998, the Company converted all outstanding shares of convertible preferred stock into an aggregate of 4,350,441 shares of common stock, converted $2,556,250 of senior convertible notes payable--related parties, plus accrued interest, into 828,036 shares of common stock, and outstanding warrants were converted into 191,349 shares of common stock.

During the nine months ended September 30, 1998, the Company issued an aggregate of 5,278,167 shares of common stock, 3,561,505 Series A shares, 3,000 Series B shares, 265,212 Class A Warrants, 265,212 Class B Warrants and 136,553 Class C Warrants in connection with the acquisitions of Petry, Advercomm, Intelligent Interactions and CliqNow!.

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

General

The Company enables both advertisers and Web publishers to capitalize on the many opportunities presented by Internet advertising, direct marketing and electronic commerce. In particular, 24/7 Media: (i) operates the 24/7 Network, a network of over 100 high profile Affiliated Web sites to which the Company delivered an aggregate of over 535 million advertisements in September 1998;
(ii) operates the CliqNow! network, a network of over 85 medium to large-sized Affiliated Web sites to which the Company delivered an aggregate of over 65 million advertisements in September 1998; (iii) operates the ContentZone, a network of over 2,000 small to medium-sized Affiliated Web sites to which the Company delivered an aggregate of over 50 million advertisements in September 1998; (iv) licenses its Adfinity(TM) advertising management system to independent Web sites to manage and serve high-volume advertising and direct marketing campaigns; and (v) markets its dbCommerce(TM) software to e-commerce merchants to enable the delivery of targeted promotions.

The Company is the result of several recent mergers and acquisitions and the combination of these predecessor entities has resulted in an integrated Internet advertising company with both media sales and technology expertise. Petry established the network business model and contributed its network of Web sites which became the foundation for the 24/7 Network. Advercomm folded several high profile Web sites into the 24/7 Network, which increased the breadth of content available on the 24/7 Network and accelerated the Company's ability to organize its Affiliated Web sites into channels. Interactive Imaginations' ContentZone provided the Company with the ability to offer advertising solutions for small to medium-sized Web sites. The acquisition of CliqNow! added a network of medium to large-sized Web sites to the Company's diverse portfolio of Affiliated Web sites. Intelligent Interactions provided the Company with ad serving and targeting technology. Management believes that the combination of these predecessor entities has enabled the Company to offer advertisers and Web publishers comprehensive advertising solutions and to pursue its objective of becoming the leading Internet advertising and direct marketing firm.

The Company sells its products and services through its sales and marketing staff located in New York, Boston, Chicago, Dallas, Detroit, Los Angeles, San Francisco, Seattle and the Washington, D.C. area. The Company generates substantially all of its revenues by delivering advertisements and promotions to Affiliated Web sites on its networks. Advertisements delivered by the Company are typically sold pursuant to purchase order agreements with advertisers which are short-term in nature or subject to cancellation.

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

The Company expects to generate most of its revenues for the foreseeable future from advertisements delivered to Affiliated Web sites on its networks. The Company's strategy is to aggressively recruit Web sites of all sizes for its networks in order to extend the Company's reach and to provide advertisers with a broad base of page views and online content. For the three months ended September 30, 1998, one Affiliated Web site accounted for approximately 13% of the Company's total advertising revenue and the top ten Web sites accounted for approximately 40% of the Company's advertising revenue.

24/7 Media delivered an aggregate of over 650 million ad impressions during the month of September 1998, compared to 440 million ad impressions during the month of June 1998, an increase of 48 percent. The Company added a number of marquee Web sites during the third quarter, including Netscape, The New York Post, SportsNetworks.com, Reuter's Health, and Server.com. According to Media Metrix, the three 24/7 Media networks reached 44.1%, or more than two out of five, of all Internet users in September 1998. The Company believes that this reach figure is among the highest in the Internet advertising industry.

In addition, for the three months ended September 30, 1998, no single advertiser accounted for over 8% of the Company's total advertising revenue and the top ten advertisers and ad agencies accounted for approximately 41% of the Company's advertising revenue.

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

Pro Forma Results of Operations

Because the Company has a limited operating history, the Company has included its results of operations on a pro forma basis in order to better understand the Company's business as a result of the combination of the businesses of Petry, Advercomm, Interactive Imaginations, Intelligent Interactions and CliqNow!. The following unaudited pro forma consolidated statements of operations give effect to the Acquisitions as if they had occurred on January 1, 1997 (or inception, if later) by consolidating the results of operations of the acquired entities with the results of operations of 24/7 Media for the three month and nine month periods ended September 30, 1998 and 1997.

As a result, for pro forma purposes, amortization of goodwill has been recognized beginning in the first quarter of pro forma 1997 and the one-time write-off of in-process technology has been excluded. For financial reporting purposes (i) amortization of goodwill will be recognized over a two year period from the respective dates of the acquisitions, and (ii) the write-off of acquired in-process technology of approximately $5.5 million related to the Intelligent Interactions acquisition has been recognized in the second quarter of 1998 (the date of acquisition). The Company believes that all necessary adjustments, consisting of normal recurring adjustments, have been included in the amounts stated below.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                24/7 MEDIA, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three months ended September 30,    Nine months ended September 30,
                                          --------------------------------    -------------------------------
                                               1998           1997               1998             1997
                                               ----           ----               ----             ----
                                           (unaudited)    (unaudited)         (unaudited)      (unaudited)
Revenues:
  Advertising ..........................   $ 5,461,341    $   806,543         $ 11,935,146    $  1,813,248
  Consulting and license fees ..........        66,000        244,890              193,540       1,689,723
                                           -----------    -----------         ------------    ------------
                    Total revenues .....     5,527,341      1,051,433           12,128,686       3,502,971
Cost of revenues .......................     4,615,542        904,284            9,857,914       1,987,964
                                           -----------    -----------         ------------    ------------
                    Gross profit .......       911,799        147,149            2,270,772       1,515,007
                                           -----------    -----------         ------------    ------------
Total operating expenses ...............     6,953,600      5,999,435           17,918,570      14,947,128
                                           -----------    -----------         ------------    ------------
                    Loss from operations    (6,041,801)    (5,852,286)         (15,647,798)    (13,432,121)
Net interest income (expense) ..........       245,452        (30,602)             102,871         (17,760)
                                           -----------    -----------         ------------    ------------
Net loss ...............................   $(5,796,349)   $(5,882,888)        $(15,544,927)   $(13,449,881)
                                           ===========    ===========         ============    ============

Revenues

Advertising Revenue. Advertising revenue primarily consists of cash advertising revenue and also includes barter and prize revenue. The Company's pro forma cash advertising revenue increased in both the three month and nine month periods from 1997 to 1998 primarily due to an increase in the number of Web sites on the 24/7 Network and the CliqNow! network, the number of advertisers utilizing the Company's advertising solutions and the number of advertisements delivered to the 24/7 Network and the CliqNow! network. Such increase was partially offset by a decline in pro forma cash advertising revenue generated by the ContentZone during these periods. The Company expects the 24/7 Network and the CliqNow! network to continue to account for a significant portion of the Company's total advertising revenue.

Consulting and License Fees. Pro forma consulting and license fees in the first nine months of 1998 consisted primarily of fees generated from licensing the Adfinity(TM) system to third parties. Pro forma consulting and license fees generated through the first nine months of 1997 consisted primarily from an agreement with SegaSoft, whereby SegaSoft licensed certain software from Interactive Imaginations. The Company does not expect to realize meaningful revenues from the SegaSoft license agreement in the future. Although the Company expects to derive consulting and license fees in the future from the licensing of Adfinity(TM) and dbCommerce(TM) to third parties, such revenues are not expected to comprise a significant portion of the Company's total revenues.

Cost of Revenues and Gross Profit. Cost of revenues consists primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on the Company's networks. Cost of revenues also includes third party ad serving costs, depreciation of the Company's ad serving system and Internet access costs. The increases in pro forma gross profit from the three month and nine month periods in 1997 to the three month and nine month periods in 1998 was caused by (i) the significant growth in advertising revenue generated by the 24/7 Network and the CliqNow! network, which typically pay higher fees to Affiliated Web sites, at the same time that advertising revenue generated by the ContentZone declined; (ii) an increase in third party ad serving costs related to the growth of the 24/7 Network and the CliqNow! network; (iii) the cessation of high margin consulting and license fees generated by the SegaSoft agreement in 1997; and (iv) the temporary increase, which began late in the first quarter of 1998, in third party ad serving costs incurred by the Company in connection with the transition of the Company's ad serving to Adfinity(TM). Until the Company completes the transition to a single ad serving platform, it expects to incur ad serving costs that are significantly higher than historical levels. Thereafter, the Company expects gross margins to increase because third party ad serving fees will no longer be paid.

Operating Expenses. Each of pro forma sales and marketing, general and administrative and product development expenses increased from the three month and nine month periods in 1997 to the three month and nine month periods in 1998 as the Company and the companies which it acquired incurred expenses in connection with the growth of their respective businesses.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. The Company expects sales and marketing expenses to increase as it continues to invest in sales and marketing personnel, expand into new markets and broaden the visibility of the Company.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of the business. Beginning in the second quarter of 1998, the Company's general and administrative expenses increased due to the additional ad serving personnel required to support Adfinity(TM). In addition, the Company general and administrative expenses increased due to the increased levels of expenses to support the Company's current and future growth.

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

Other Expenses. Pro forma other expenses in the three month and nine month periods ended September 30, 1997 included an aggregate of $108,461 and $232,304, respectively, in legal costs incurred in defending a class-action lawsuit filed by certain Affiliated Web sites on the ContentZone. The Company's defense of such lawsuit resulted in a grant of summary judgment in favor of the Company, but such lawsuit resulted in a diversion of management resources during such period. In addition, the Company incurred a write-off during 1997 of $756,795 of property and equipment. The Company recorded pro forma goodwill amortization expense beginning in the first quarter of 1997 (or date of inception, if later), which represents the excess purchase price over the fair value of net liabilities of the acquired businesses of Petry, Advercomm, CliqNow! and Intelligent Interactions.

Historical Results of Operations

For the three month and nine month periods ended September 30, 1998, 24/7 Media's historical results of operations reflect the Initial Merger as of February 25, 1998, the acquisition of Intelligent Interactions as of April 13, 1998 and the acquisition of CliqNow! as of June 1, 1998. For the three month and nine month periods ended September 30, 1997, 24/7 Media's historical results of operations only include the results of Interactive Imaginations. The Company does not believe that the historical revenues or expenses as presented below are accurate indicators of the future performance of the combined Company.

Revenues. Total revenues were $5,527,341 and $10,303,879 for the three month and nine month periods ended September 30, 1998, respectively, as compared to $548,827 and $2,728,898 for the three month and nine month periods ended September 30, 1997, respectively. Such increase was caused primarily by a significant increase in advertising revenue, offset by a decline in revenues caused by the cessation of the SegaSoft agreement in 1997.

Cost of Revenues. Cost of revenues was $4,615,542 and $8,643,492 for the three month and nine month periods ended September 30, 1998, respectively, as compared to $511,466 and $1,405,693 for the three month and nine month periods ended September 30, 1997, respectively. Such increases primarily related to increased payments to Affiliated Web sites and increases in third party ad serving costs which were caused by growth in advertising revenue and the temporary increase in costs in connection with the transition to Adfinity(TM). Such increases were offset by reduced ContentZone ad serving costs.

Operating Expenses. Total operating expenses were $6,953,600 and $20,124,741 for the three month and nine month periods ended September 30, 1998, respectively, as compared to $2,437,528 and $5,944,966 for the three month and nine month periods ended September 30, 1997, respectively. These increases were caused by
(i) higher sales and marketing and general and administrative expenses resulting from the Acquisitions, (ii) additional operating expenses incurred in anticipation of future growth, (iii) acquired in-process technology of approximately $5.5 million from the acquisition of Intelligent Interactions which was immediately charged to operations in April 1998, and (iv) amortization of goodwill resulting from the Acquisitions. Such increases were partially offset in the nine months ended September 30, 1998 by the significant reduction of product development expense prior to the Company's acquisition of Intelligent Interactions in April 1998.

The value of the acquired in-process technology was determined using a combination of a risk-adjusted income approach and an independent valuation. The acquired in-process technology had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm with and into 24/7 Media, the Company completed a private placement of preferred stock and warrants which resulted in net proceeds of $9,830,897. In August 1998, the Company completed an initial public offering of its common stock pursuant to which the Company realized net proceeds of approximately $44.8 million. As of September 30, 1998, the Company had cash and cash equivalents of $42,784,975.

In addition to funding on-going operations, the Company's principal commitments consist of various obligations under operating and capital leases. Total lease expenses, excluding rent, were $130,432 and $229,881 for the three month and nine month periods ended September 30, 1998, respectively, as compared to $241,841 and $567,855 for the three month and nine month periods ended September 30, 1997, respectively. An operating lease which was initially entered into by the Company in 1996 requires current quarterly payments of approximately $43,000 and expires in November 1998. During the second and third quarters of 1998, the Company entered into a series of operating leases for computer equipment and software related to its Adfinity(TM) system, with a combined fair market value of $849,488. This operating lease, as amended, requires monthly payments and expires in November 2000. Total rent expense for currently outstanding leases is expected to be approximately $90,500 per quarter. During the third quarter of 1998, the Company entered into a capital lease for approximately $85,000 including principal and interest.

At the beginning of the fourth quarter, the Company has ordered additional computer equipment with a combined fair market value of approximately $600,000. The Company is in the process of finalizing a leasing arrangement for this equipment, which it expects to result in additional quarterly payments of approximately $40,000 during the term of the lease, which may be up to four years.

Furthermore, the Company expects to incur approximately $1 million in leasehold improvements prior to moving into additional leased office space at the Company's headquarters in New York City, and in the aggregate, the Company's annual lease expense for this office space will be approximately $1.2 million through 2003. In addition, the Company is in final negotiations with the landlord for this space to extend the lease to 2008. The Company believes that the expenses associated with such additional office space will not have a material effect on the Company's financial position.

Net cash used in operating activities was $9,364,523 for the nine months ended September 30, 1998 as compared to $3,724,711 for the nine months ended September 30, 1997. Net cash used in operating activities resulted from the Company's net operating losses, adjusted for certain non-cash items, including: (i) a significant advance by SegaSoft in late 1996 for revenues that were primarily recognized during 1997; (ii) the amortization of goodwill in the first nine months of 1998 related to the Acquisitions. Net cash used in operating activities also resulted from a high level of accounts receivable and related accrued liabilities due to the time lag between revenue recognition and receipt of payments from advertisers. The Company has recently taken steps to improve the timeliness of its billing procedures such as working with its ad serving companies to ensure the timely receipt of reports and improving the Company's internal billing and collection procedures and systems. The Company anticipates that it will be able to further improve the timeliness of its billing and collections processes as it completes the transition to a single ad serving solution, which will enable the Company to produce required reports internally, thereby enhancing net working capital as a percentage of total revenues.

Net cash used in investing activities was $2,437,519 for the nine months ended September 30, 1998 as compared to $11,616 for the nine months ended September 30, 1997. Net cash used in investing activities resulted primarily from capital expenditures relating to computer equipment as well as the cash portion of the purchase of CliqNow!. To the extent that the Company purchases significant ad serving hardware in the future, net cash used in investing activities could increase.

Net cash provided by financing activities was $54,493,072 for the nine months ended September 30, 1998 as compared to $2,125,011 for the nine months ended September 30, 1997. Net cash provided by financing activities for the nine month periods ended September 30, 1998 and 1997 included issuances of convertible notes, convertible preferred stock, common stock and warrants. Prior to September 30, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for warrants to purchase approximately 3.8 million shares of Common Stock with exercise prices ranging from $3.81 to $11.42 per share.

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

The Company believes that its cash and cash equivalent balances as of September 30, 1998 will be sufficient to fund its requirements for working capital and capital expenditures for at least the next 12 months. To the extent that the Company encounters unanticipated opportunities, the Company may need to raise additional funds sooner, in which case the Company may sell additional equity or debt securities or borrow funds from banks or other financial sources. Sales of additional equity or convertible debt securities may result in additional dilution of the Company's stockholders. There is no assurance that the Company will be able to sell additional equity or debt securities in the future or that additional financing will be available to the Company when needed on commercially reasonable terms, or at all.

Year 2000 Compliance

Beginning in the Year 2000, the date fields coded in certain software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

State of Readiness. The Company has developed a remediation plan for its Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected.
   a) The Company has assessed its information technology (IT) equipment and systems, which includes its ad servers and ad serving technology.
   b) The Company has identified and assessed non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other systems.
   c) The Company is analyzing the readiness of significant third party vendors and suppliers of services.

The Company's evaluation covers the following phases: (i) identification of all IT equipment and systems, and non-IT systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement; (iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of Year 2000 failures. The Company's evaluation will be completed in the first quarter of 1999.

The Company's non-information technology systems are not considered by the Company to be date sensitive to the Year 2000 and, therefore, do not raise Year 2000 issues. The Company has reviewed its internally developed programs, and has determined that there are no significant Year 2000 issues within the Company's systems or services. Based on this evaluation, the Company generally believes that it will be Year 2000 compliant.

Although the Company believes that its internally developed systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. The software and hardware products used by Web publishers and advertisers using the Company's solutions, software and hardware products used by the Company's vendors, as well as software and hardware products used to operate the Internet and certain public utilities, including telecommunications companies and electric companies, may not be Year 2000 compliant, thereby disrupting the ability of customers to utilize the Company's solutions. The Company is currently in the process of evaluating the Year 2000 compliance of
(i) the third-party products used in its internal systems and (ii) the Company's major vendors.

The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which it would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company. The Company anticipates that the evaluation will be completed by the first quarter of 1999.

In addition, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Costs to address the Company's Year 2000 Issue. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, and Year 2000 compliance matters generally. The Company does not believe that the costs of the evaluation of Year 2000 compliance or to address any of its Year 2000 compliance issues will be material. However, the impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties, particularly public utility companies and Web publishers, to address their Year 2000 issues on a timely basis could have a material adverse effect on the Company's business, results of operations, or financial condition.

There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Contingency Plan. The Company has not developed a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

The Company intends to actively work with and encourage its suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The Company expects to have such plans in place by the second quarter of 1999.

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

Although the Company has experienced revenue growth in recent periods, such growth may not be sustained and is not necessarily indicative of future operating results. The Company incurred pro forma net losses of $16.9 million for the year ended December 31, 1997 and $15.5 million for the nine months ended September 30, 1998. Each of the predecessors of the Company had net losses in each year since its inception. The Company anticipates that it will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. There can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability. The Company's business, results of operations and financial condition may be materially and adversely affected if revenues do not grow at anticipated rates or if the Company is unable to adjust operating expenses to appropriate levels for revenue levels achieved.

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

Due to the foregoing factors, 24/7 Media believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as indicators of future performance. Furthermore, it is possible that in some future periods the Company's results of operations may fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

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

Reliance on a Limited Number of Web Publishers; Dependence on the 24/7 Network. The Company expects to generate most of its revenues for the foreseeable future from advertisements delivered to Web sites of a limited number of Web publishers on the 24/7 Network. The 24/7 Network consists of a limited number of Affiliated Web sites that have contracted for the Company's services under agreements cancelable upon a specified notice period. For the nine months ended September 30, 1998 and for the year ended December 31, 1997, approximately 50% and 68%, respectively, of the 24/7 Network's pro forma advertising revenues were derived from advertisements on the top ten Affiliated Web sites on the 24/7 Network. The top ten Web sites for the nine months ended September 30, 1998 included AT&T WorldNet Service, Netscape Communications, Reuters News Network, Comedy Central, Encompass,

Inc., Earthlink Network, Inc., Blizzard Entertainment, The Mining Company, Meredith Corporation and Reality Online Inc. The top ten Web sites for the year ended December 31, 1997 included AT&T WorldNet Service, Reuters, USA.NET, Columbia House, Comedy Central, Reuters-MoneyNet, Maps on Us, Universal Media, FlashNet Communications and FoxNews Internet. The Company from time to time experiences turnover in its Affiliated Web sites, and there can be no assurance that the Web sites named above remain or will remain associated with the Company. Affiliated Web sites generally measure satisfaction by acceptable revenue levels, adequate "click-thru rates" (the number of times users click on an advertisement as a percentage of page views), high levels of customer service and timely and accurate reporting. There can be no assurance that the Affiliated Web sites will maintain consistent or increasing levels of traffic over time, or that the Company would be able to replace any departed Affiliated Web site with another Web publisher with comparable traffic patterns and user demographics. The loss or reduction in traffic of such Web sites may cause advertisers or Web publishers to withdraw from the 24/7 Network, which, in turn, could materially adversely affect the Company's business, results of operations and financial condition. The failure of the Company to market its networks successfully or the failure of Affiliated Web sites to maintain consistent or increasing levels of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on a Limited Number of Advertisers and Ad Agencies. The Company's revenues have been derived from a limited number of advertisers and ad agencies that purchase space on Affiliated Web sites and the Company expects that a limited number of these entities may continue to account for a significant percentage of the Company's revenues for the foreseeable future. For the nine months ended September 30, 1998 and for the year ended December 31, 1997, the Company's top ten advertisers and ad agencies accounted for an aggregate of approximately 41% and 48%, respectively, of the 24/7 Network's pro forma advertising revenues. Advertisers and ad agencies typically purchase advertising pursuant to purchase order agreements that run for a limited time. There can be no assurance that current advertisers and ad agencies will continue to purchase advertising from the Company or that the Company will be able to attract additional advertisers and ad agencies successfully. The loss of one or more of the advertisers or ad agencies that represent a material portion of the revenues generated on the Company's networks could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the non-payment or late payment of amounts due to the Company from a significant advertiser or ad agency could have a material adverse effect on the Company's business, results of operations and financial condition.

Integration of Adfinity(TM) Technology; Dependence on Third Party Technology. The Company has utilized the advertisement management service from AdForce to deliver its advertisements to the 24/7 Network. 24/7 Media is in the process of replacing the AdForce service with the Company's Adfinity(TM) system, which is expected to become the technology platform for all of the Company's networks. The Company anticipates that Adfinity(TM) will enable it to deliver targeted advertisements based on demographic profiles and consumer behavior. There can be no assurance that the information required to develop user profiles will be available and, if available, that the utilization of such information will not be cost prohibitive. The Company's ability to deliver increased value to advertisers and Web publishers in the future is therefore based, in large part, on the successful integration of Adfinity(TM) as the technology platform for the Company's networks. In order to complete the transition to Adfinity(TM), the Company must, among other things, ensure scalability of the Adfinity(TM) system, assimilate the Company's current sales and reporting functions into the Adfinity(TM) model and work with certain existing Affiliated Web sites to re-tag such Web sites. There can be no assurance that the Company will be able to complete the integration of Adfinity(TM) on a timely basis. The failure of the Company to effect a successful transition to Adfinity(TM) could result in a loss of Affiliated Web sites, a disruption in the Company's ability to deliver advertisements effectively and a negative impact on its business in general until Adfinity(TM) or an alternative advertisement management technology is integrated. If the Company is unable to integrate the

Adfinity(TM) technology successfully on a timely basis, or if the Adfinity(TM) technology does not enable the Company to target advertisements effectively based on demographic profiles and consumer behavior, or if the information to develop user profiles is not available, the Company's business, results of operations and financial condition would be materially adversely affected.

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

Management of Growth; Risks Associated with Acquisitions; Risks of International Expansion. 24/7 Media has experienced rapid growth and expansion in operations that have placed a significant strain on the Company's managerial, operational and financial resources. The Company has grown from approximately 60 employees on a pro forma basis as of September 30, 1997 to approximately 150 employees as of September 30, 1998 and expects the number of employees to increase in the future. In order to successfully compete in the evolving Internet industry, 24/7 Media must continue to improve its financial and management controls, enhance its reporting systems and procedures, and expand, train and manage its work force. There can be no assurance that the Company's systems, procedures or controls will be adequate to support 24/7 Media's expanding operations, or that management will be able to respond effectively to such growth. The Company's future results of operations also depend on the expansion of its sales, marketing and customer support organizations. 24/7 Media's business, results of operations and financial condition could be materially adversely affected if growth is not managed effectively.

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

Item 2.   Changes in Securities and Use of Proceeds.

On August 19, 1998, the Company consummated an initial public offering of its common stock pursuant to a Registration Statement on Form S-1, as amended, File No. 333-56085. The order of the Securities and Exchange Commission declaring the Registration Statement effective was dated approximately 5:30 p.m. EDT on August 12, 1998. The offering was managed by Merrill Lynch & Co., Allen & Company Incorporated and J.P. Morgan & Co. Net proceeds to the Company from this initial public offering totaled $44.8 million, after offering costs of $1.4 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company. During the three months ended September 30, 1998, the Company used $2.0 million of the proceeds from the Offering toward general corporate purposes, including working capital, and toward the expansion of the Company's sales and marketing capabilities. None of these expenses were direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

On July 20, 1998, the Company effected a 1-for-4 reverse stock split in connection with its initial public offering. Accordingly, all references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect the stock split.

During the first six months of 1998, the Company issued Series A and Series B shares of mandatorily redeemable convertible preferred stock. Each Series A and Series B share was automatically converted into common shares at their respective conversion prices simultaneously with the closing of the Company's initial public offering.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company obtained a written consent dated July 19, 1998 of a majority of the stockholders approving amendments to the Company's Certificate of Incorporation
(i) for the stock split on July 20, 1998; and (ii) to decrease the authorized number of shares of common stock from 100,000,000 to 70,000,000 and the authorized number of shares of preferred stock from 30,000,000 to 10,000,000.

Item 5.   Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K .

(a)    Exhibits.

Exhibit 11.1 Statement of calculation of basic and diluted net loss and pro forma net loss per share

Exhibit 27   Financial data schedule

(b) Reports on Form 8-K.

None.

Item 7. Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  November 13, 1998            By: /s/ David J. Moore
                                        ------------------------
                                        David J. Moore
                                        President and Chief Executive Officer



                                    By: /s/ C. Andrew Johns
                                        ------------------------
                                        C. Andrew Johns
                                        Chief Financial Officer