Form 10-K
period 1998-12-31
24/7 MEDIA INC
filed 1999-03-31
CIK 1062195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ___________ to ___________

Commission File No. 0-29768

                                24/7 Media, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-3995672
----------------------------------------        --------------------------------
       (State or other jurisdiction of          (I.R.S. Employer Identification)
       incorporation or organization)

       1250 Broadway
       New York, New York                                   10001
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 231-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X    No
                                 ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 1999: $ 279,215,457

Number of shares of Common Stock outstanding as of February 28, 1999: 16,432,244

                                24/7 MEDIA, INC.
                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

Item No.                                                                    Page

Part I

1.      Business.........................................................      1
2.      Properties.......................................................     11
3.      Legal Proceedings................................................     11
4.      Submission of Matters to a Vote of Security Holders..............     11

Part II

5.      Market for Registrant's Common Equity and Related Stockholder
        Matters..........................................................     12
6.      Selected Consolidated Financial Data.............................     13
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................     14
8.      Financial Statements and Supplementary Data......................     28
9.      Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure.........................................     29

Part III

10.     Directors and Executive Officers.................................     30
11.     Executive Compensation...........................................     35
12.     Security Ownership of Certain Beneficial Owners and Management...     38
13.     Certain Relationships and Related Transactions...................     40

Part IV

14.     Exhibits, Financial Statements, and Reports on Form 8-K..........     43

                                     PART I

ITEM 1. BUSINESS OF THE REGISTRANT

Overview

     We are an Internet advertising and direct marketing firm that enables both advertisers and Web publishers to capitalize on the many opportunities presented by Internet advertising, direct marketing and electronic commerce. We generate revenue by selling advertisements and promotions for our Affiliated Web sites. In particular, we operate:

     o the 24/7 Network, a network of over 150 high profile Affiliated Web sites to which we delivered an aggregate of more than 900 million advertisements in December 1998;

     o the ContentZone, a network of over 2,500 small to medium-sized Affiliated Web sites to which we delivered an aggregate of more than 50 million advertisements in December 1998; and

     o the 24/7 Media Europe Network, a network of over 60 Web sites that generated an aggregate of more than 200 million page views in December 1998, through our recently acquired 60% owned subsidiary, 24/7 Media Europe.

     In addition, we are supporting the development of the 24/7 Media Asia Network through an agreement with China.com Corporation.

     We operate in the rapidly growing Internet advertising industry. International Data Corp. estimates that at the end of 1998 there were over 51 million Web users in the United States and over 97 million Web users worldwide and that by the end of 2002 the number of Web users will increase to over 135 million in the United States and to over 319 million worldwide. Forrester Research estimates that the dollar value of Internet advertising will increase from $1.5 billion in 1998 to $15.3 billion in 2003. There can be no assurance that such rapid industry growth rates will be achieved or that we will experience similar rates of growth.

     We believe that advertisers seek to place Internet ads in ways to maximize unduplicated reach. In December 1998 we delivered an aggregate of approximately one billion impressions and, according to Media Metrix, our networks reached 50% of all Internet users. We believe that this reach figure is among the highest in the Internet advertising industry. We plan to aggressively recruit Web sites for our networks to:

     o further extend our reach;

     o provide advertisers with a broad and diverse base of online content and page views; and

     o improve our brand awareness and visibility with media buyers.

     In addition, as online advertisers and direct marketers increase their use of the Internet, they seek solutions and technologies that allow them to efficiently deliver highly targeted messages. Our customized solutions allow advertisers and direct marketers to tailor their ad campaigns to reach desired audiences, while reducing costs, easing time pressures and alleviating the need to purchase a series of ad campaigns from numerous Web publishers. Advertisers and direct marketers can achieve their objectives by buying ad space on a specific Web site, within a particular content channel or across an entire network. We are currently working on several initiatives to increase our targeting capabilities, including the development of our Profilz database.

     As Internet traffic grows, Web publishers increasingly seek to maximize the value of their online inventory. Our extensive sales and marketing experience provides Web publishers access to media buyers at large ad agencies and enables them to sell advertisement space without incurring the costs and challenges associated with building and maintaining an ad sales force.

     Our senior management team includes several individuals with over fifteen years of experience in advertising sales in the television and proprietary online network industries. Other members of senior management contribute extensive knowledge of ad serving technology and database targeting. We leverage our media sales and technology expertise to maximize the value of ad campaigns for both advertisers and Affiliated Web sites.

Industry Background

Growth of the Internet and the Web

     The Internet and the Web are experiencing dramatic growth in terms of both the number of Web users and the number of Web sites. IDC estimates that at the end of 1998 there were over 51 million Web users in the United States and over 97 million Web users worldwide and that by the end of 2002 the number of Web users will increase to over 135 million in the United States and to over 319 million worldwide. In addition, Web users are spending an increasing amount of time on the Web; a 1997 U.S. Department of Commerce study estimated that overall traffic on the Internet is doubling every 100 days. According to Network Solutions, the number of paid active Internet domains, including .com,
 .net, .edu and .org, had grown to over 3 million by January 1999. The growth in the number of Web users, the amount of time users spend on the Web and the number of Web sites is being driven by the increasing importance of the Internet as a sales and distribution channel, a communications medium and an information resource.

Growth of Online Commerce

     The Internet is dramatically affecting the methods by which consumers and businesses are buying and selling goods and services. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. IDC estimates that approximately 28% of Web users purchased goods or services over the Web in 1998 and that approximately 40% of Web users will make online purchases in 2002. Jupiter Communications also estimates that retail consumer purchases of goods and services over the Internet will increase from $5.0 billion in 1998 to $29.4 billion in 2002. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract customers and facilitate transactions.

Growth of Internet Advertising

     The Web is evolving into an important medium for advertisers due to its interactive nature, global reach, rapidly growing audience and the expected increase in online commerce. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability. Additionally, the Web allows advertisers and direct marketers to reach users with attractive demographic profiles. In June 1998, IDC estimated that 38% of Web users have a college degree, 40% have a household income greater than $60,000, and the average Web user is approximately 33 years old.

     The unique capabilities of online advertising, the growth in traffic on the Web and the favorable characteristics of Web users have led to a significant increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $1.3 billion in 1998 to $10.4 billion in 2003, representing a 52% compounded annual growth rate. International online ad spending is expected to grow from $0.2 billion in 1998 to $4.7 billion in 2003, representing an 87% compounded growth rate. By comparison, Broadcasting & Cable estimates that $130 billion was spent in 1998 on traditional media advertising in the U.S., including television, radio, outdoor and print. Until recently, the leading Internet advertisers have been technology companies, search engines and Web publishers. However, many of the largest advertisers utilizing traditional media, including consumer products companies and automobile manufacturers, are expanding their use of online advertising. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

Opportunities for Direct Marketing

     The Web also represents an attractive medium for direct marketing, which has traditionally been conducted through direct mail, telemarketing and televison infomercials. The interactive nature of the Web enables direct marketers to deliver targeted promotions to consumers at the point-of-sale. The success of a direct marketing campaign is measured by the response rate of consumers. The Internet has the potential to enable direct marketers to increase consumer response rates and decrease costs-per-transaction by targeting and delivering direct marketing campaigns to particular consumers based on their demographic profile, self-selected interests and online behavioral characteristics. By providing a more cost-effective method to reach target customers, online advertising is expected to improve the direct marketer's return on investment. The Direct Marketing Association estimates that in 1998 $163 billion was spent on direct marketing initiatives in the United States, and Jupiter Communications estimates that expenditures on direct marketing over the Internet will exceed $1.3 billion in 2002.

Challenges Facing Advertisers, Direct Marketers and Web Publishers

     While the Web offers numerous opportunities, most online advertisers, direct marketers and Web publishers face a number of significant challenges to realizing the potential of Internet advertising. As online advertisers, direct marketers and Web publishers increase their use of the Internet, they seek solutions and technologies which will allow them to deliver highly targeted messages, receive real-time feedback, benefit from business efficiencies and capitalize on other potential advantages of online advertising and direct marketing.

     Advertisers and Direct Marketers. For advertisers and direct marketers, large advertising campaigns can be time-consuming, expensive and difficult to manage and can require the use of media purchasers at advertising agencies to place advertisements. Given the breadth of content available on the Web, it is difficult for advertisers and direct marketers to justify the costs of transacting individually with a number of smaller, but desirable, sites in order to reach a large online audience. In addition, many advertisers and direct marketers lack the analytical tools to evaluate and optimize the effectiveness of advertising campaigns, target appropriate users, efficiently place advertisements and deliver content. Advertisers and direct marketers also find that individual Web sites typically lack the technology to serve a variety of advertisements to a broad reach of Internet users.

     Web Publishers. Web publishers who seek to sell ad space on their Web sites face an array of challenges. Most Web publishers have difficulty attracting and maintaining experienced personnel to sell ad space on their Web sites and justifying the costs of establishing such a sales force. In addition, most Web publishers cannot afford, or lack the ability, to operate and maintain sophisticated ad servers and databases to provide effective ad serving, targeting and reporting to advertisers. Furthermore, for sales personnel at all but the largest Web sites, it can be difficult to gain access to media buyers at large advertising agencies. As a result, online advertising spending is highly concentrated on large Web sites. In March 1998, Forrester Research estimated that the nine largest Web sites accounted for 15% of total Web page views and 59% of all dollars spent on Internet advertising. We believe all but the largest Web sites will continue to face challenges in capturing a share of the total advertising dollars spent on the Internet.

Our Solution

     We operate the 24/7 Network and the ContentZone, which are networks of Web sites that enable both advertisers and Web publishers to capitalize on the many opportunities presented by Internet advertising, direct marketing and electronic commerce. The 24/7 Network is comprised of over 150 high profile Web sites and the ContentZone is comprised of over 2,500 small to medium-sized Web sites. We offer comprehensive advertising sales solutions for both emerging and mature Web publishers and provide advertisers and direct marketers with targeted ad delivery across our networks. In December 1998, we delivered an aggregate of approximately one billion impressions and, according to Media Metrix, our networks reached 50% of all Internet users. We believe that this reach figure is among the highest in the Internet advertising industry.

Benefits to Advertisers and Direct Marketers

     We reduce costs and ease time pressures for advertisers and direct marketers by alleviating the need to purchase a series of ad campaigns from numerous Web publishers. Our networks provide advertisers and direct marketers with access to a wide variety of online content and a broad reach of Internet users. Advertisers and direct marketers can enhance the effectiveness of advertising and direct marketing campaigns by customizing their ad delivery on our networks and buying ad space either on selected Affiliated Web sites, within a particular content channel or across an entire network. We believe that ad serving technology using our Profilz database will enable advertisers to optimize ad performance by reaching highly targeted audiences based on demographic profiles and user behavior. In addition, we provide advertisers and direct marketers with comprehensive reporting services to monitor the effectiveness of ad delivery.

Benefits to Web Publishers

     Membership in our networks enables Web publishers to generate advertising revenues by gaining access to advertisers and direct marketers without the costs and challenges associated with building and maintaining their own ad sales force and ad serving technology. Web sites included on our networks benefit from our experienced management team, our extensive sales and marketing organization and our direct access to advertisers and agencies. The organization of our networks into content channels enhances the value of inventory on small to medium-sized Web sites. Furthermore, we believe that the targeting capabilities of ad serving technology using our Profilz database will increase the value of Web publishers' inventory. We also provide sophisticated tracking and reporting functions for our Affiliated Web sites.

Strategy

     Our objective is to provide comprehensive advertising solutions for Web publishers to maximize the effectiveness of advertisers' Internet advertising campaigns. We intend to reach our objective by implementing the following interconnected strategies:

Expand our Networks of Web Sites

     We plan to aggressively recruit Web sites for our networks, both domestically and internationally, to extend our reach and to provide a broad base of page views and online content to advertisers. We believe that our approach to expansion is unique in that we recruit Web sites of all sizes, including high-profile or larger to medium-sized Web sites on the 24/7 Network, as well as medium to smaller-sized Web sites on the ContentZone. Such a collection of Web sites of diverse sizes and content allows advertisers to target Internet users by interest and enhances the value of each Affiliated Web site's inventory. An increased number of Affiliated Web sites and an expanded breadth of available content will further enable advertisers to consolidate their ad purchases and will improve our brand awareness and visibility with media buyers.

Maximize Sales and Marketing Effectiveness

     We believe that our sales and marketing organization is among the largest in the Internet advertising industry, providing us with a competitive advantage. We intend to leverage the substantial media sales experience of our management team in order to maximize the value of ad campaigns to benefit both advertisers and our Affiliated Web sites. We believe that advertiser awareness of us is critical to our success. Accordingly, we continually expand our services for advertisers and advertising agencies in order to establish and expand the recognition of our corporate identity. We also promote our service offerings through our Web site, trade publication advertisements, direct mail and promotional activities, trade shows and other media events.

Increase Value of Ad Inventory

     We seek to increase the rate at which users click on advertisements by employing the Profilz database to deliver advertisements to a more highly targeted audience, resulting in more effective advertising campaigns and enabling us to charge higher rates. Furthermore, we believe that as we increase the breadth and depth of our content channels, the sale of ads targeted to specific channels will increase, displacing lower cost run of network campaigns, in which ads are delivered across the Web sites in a network, and cost-per-action campaigns that generate revenues only if the user responds to the ad with an action, such as an inquiry or a purchase of the product advertised. We intend to further increase the value of our Affiliated Web sites' ad inventory by selling sponsorships on Affiliated Web sites and by further refining our management of ad space inventory.

Enhance Capabilities of Ad Targeting Technology

     We intend to enhance our targeting capabilities through continued investment in our technology initiatives. We are developing Profilz to create a profile of an individual Internet user by integrating such user's online behavior with third party demographic and lifestyle data. We believe that these profiles will enable us to deliver targeted advertisements to the right person at the right time.

Provide Highest Level of Customer Service

     We emphasize service for our Affiliated Web sites and advertisers. For example, we employ techniques of benchmarking, statistical analysis and continuous process improvement to provide our Affiliated Web sites and advertisers with "best of class" service. We continually survey our Affiliated Web sites and advertisers to monitor service levels and identify and resolve problems.

Our Products and Services

Internet Advertising Networks

     The 24/7 Network. Through the 24/7 Network, we provide advertisement sales and delivery services and related functions to over 150 Affiliated Web sites. The 24/7 Network aggregates large and medium-sized Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the 24/7 Network must meet specified standards, such as quality content and brand name recognition, specified levels of existing and projected page views, attractive user demographics, and sponsorship opportunities. The 24/7 Network includes, among others, the following Web sites:

         o AT&T WorldNet Service              o HeadHunter.NET
         o The Associated Press--The Wire     o HomeSeekers.com
         o Baltimore Orioles                  o Knight Ridder/Real Cities
         o Blizzard                           o MapQuest
         o BottomDollar.com                   o Match.com
         o cars.com                           o New York Magazine
         o ChannelOne.com                     o New York Mets
         o College Hoops Insider              o Partes' FreeEdgar
         o Currency Site                      o Reader's Digest
         o Delphi                             o Reuters MoneyNet
         o Doonesbury                         o Reuters News Network
         o EarthLink                          o Soap Opera Digest
         o Encompass                          o Talk City
         o GoTo.com                           o Wall Street Sports
                                              o YachtWorld

     For all Affiliated Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns as well as bundle advertisements for sale in one of the channels listed above or across the entire network. For our flagship Affiliated Web sites on the 24/7 Network, we appoint a relationship manager, actively solicit sponsorships and integrate sales efforts with the Web site's management.

     ContentZone. The ContentZone is a network of over 2,500 small to medium-sized Web sites to which we provide advertisement sales and delivery services and related functions. Such Web sites encompass a broad and diverse range of content that reflects the eclectic, grass-roots nature of the Web. The ContentZone provides one of a few advertising opportunities for such small and emerging Web sites. Advertisement delivery is highly automated and ads are delivered across Web sites included in specific channels on the ContentZone or across the entire ContentZone. Any Web publisher possessing non-objectionable content on its Web site can qualify for admission to the ContentZone, and we "graduate" ContentZone members to the 24/7 Network if they generate a sufficient number of ad impressions and satisfy the requisite standards.

     The 24/7 Media Europe Network. Through 24/7 Media Europe Ltd., our majority owned subsidiary acquired in January 1999, we operate the 24/7 Media Europe Network. The 24/7 Media Europe Network provides advertisement sales and delivery services and related functions to over 60 Affiliated Web sites that during December 1998 aggregated more than 200 million page views. This network currently covers Belgium, Denmark, Finland, France, Germany, Holland, Italy, Norway, Portugal, Spain and UK.

     The 24/7 Media Asia Network. Through an agreement with China.com Corporation, we are supporting the development of the 24/7 Media Asia Network. This network covers Australia, China, Hong Kong, Japan, Korea, Singapore, Southeast Asia and Taiwan. The 24/7 Media Asia Network, launched in November 1998, includes high profile Asian Web sites such as China.com, Hongkong.com, Taiwan.com, and Netscape's Netsearch, Netguide and Goyoyo Web sites.

Channels on the Networks

     The 24/7 Network's and the ContentZone's Affiliated Web sites are currently organized into the following 20 topical channels:

  o Automotive                    o Local
  o Business/Financial            o Music
  o Careers                       o News/Information
  o Community                     o Real Estate
  o E-commerce                    o Search/Directory
  o Entertainment                 o Sports
  o Games                         o Technology
  o Health                        o Teen/College
  o ISP/Portal                    o Travel
  o Kids                          o Women/Family


We are presently enhancing existing channels and developing several new channels for our networks prompted by user and advertiser interests.

     To enhance our Sports channel, we entered into a three-year agreement with American Cities Studios, a new media design and sports marketing firm, to exclusively co-market our services to professional sports franchises and leagues and NCAA teams. Under this agreement, American Cities has primary responsibility for recruiting new Web sites and assists our sponsorships department in the development of cross-property packages. We are responsible for all other aspects of sales and administration for these Web sites. As a result of the agreement, leading sports sites designed by American Cities Studios, including the official team Web sites of the New York Mets, Baltimore Orioles, Detroit Tigers, Chicago White Sox, San Francisco Giants, St. Louis Cardinals, San Diego Padres and Tampa Bay Devil Rays, as well as other high profile sports sites, including College Hoops Insider, Corel WTA tour and NYSports.net, joined the Sports channel of the 24/7 Network.

Advertisers on the Networks

     We focus our sales and marketing efforts on the leading Internet and traditional advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies employ us in various ways. Advertisers and ad agencies typically buy advertising using written purchase order agreements that run for a limited time. Based on our breadth of online content and our extensive reach, we have the ability to package personalized advertising solutions for advertisers and ad agencies. Our sales force works closely with advertisers to customize ad delivery to enhance the effectiveness of advertising campaigns. Stated below is a representative list of advertising agencies and advertisers that delivered advertisements on our networks in 1998. Some of these advertising agencies and advertisers represented less than one percent of 24/7 Media's total revenues in 1998.

                              Advertising Agencies

  o Anderson & Lembke                   o Kirshenbaum Bond & Partners
  o BBDO Interactive                    o Left Field
  o Beyond Interactive                  o McCann-Erickson
  o Bozell Worldwide                    o Media.com
  o Carat Freeman                       o Modem Media
  o Cone Interactive                    o Ogilvy & Mather
  o Eagle River Interactive             o Organic Online
  o Euro RSCG/DSW Partners              o Saatchi & Saatchi
  o iballs                              o USWeb/CKS
  o i-traffic                           o Western International Media
  o J. Walter Thompson

                                   Advertisers

  o Ameritech                           o iMall
  o Bank of America                     o Intellipost
  o Barnes & Noble                      o MicroWarehouse
  o Bell South                          o Microsoft
  o Cendant                             o News Corporation
  o Charles Schwab                      o NextCard
  o Daytek Electronics Corp.            o Preview Travel
  o Deja News                           o Prodigy
  o Dell                                o theglobe.com
  o Ford

Technology

Adfinity

     Our Adfinity ad serving technology is designed to allow Web sites to deliver and track a high volume of advertisements to Internet viewers without degrading the performance of the Web site or causing a delay in ad delivery. Adfinity's targeting engine is designed to enable advertisers and direct marketers to target advertisements and Internet content to individuals or audience segments using flexible, advertiser-defined demographic profiles. Advertisers can control the advertisement delivered, the user groups targeted, and the frequency of ad delivery. Adfinity is designed to integrate information, such as a user's online response rate to advertisements, name, address, age, or e-mail address, with third-party databases to generate a comprehensive demographic profile of the Internet user.

     We currently use several ad serving technologies to deliver advertisements to our network, including Adfinity, the AdForce service from AdForce, Inc. and our own proprietary system for the ContentZone. We intend to migrate all of our Affiliated Web sites to a single ad serving technology during 1999.

     We are currently enhancing Adfinity to enable it to serve as our sole ad serving technology, but we are also evaluating third-party alternatives. To complete the transition to Adfinity, we must, among other things, ensure that the Adfinity system functions properly at high volumes, assimilate our current sales and reporting functions into the Adfinity model and work with existing Affiliated Web sites to modify such Web sites to accept advertising from Adfinity.

Profilz

     We are in the process of building Profilz, an online database of Web user profiles, which we expect to employ with our ad serving technology to deliver ads based on demographic profiles. We will compile data for Profilz through agreements with Affiliated Web sites that have a database of registered users as well as through our strategic relationship with Intelliquest Information Group, Inc. IntelliQuest registers one million consumers in an average month, and processed electronic registrations for over 1.8 million new technology products during December 1998. With these partners we will set cookies and retrieve basic user information, which may include name, address, city, state, zip code and e-mail address. To complete the demographic and lifestyle profile of these records, we will match them with the IntelliQuest High-tech Household file which contains more than 200 demographic and lifestyle data characteristics on over 100 million U.S. households. Since advertisers seek to reach consumers who fit their demographically-profiled target, our Profilz database will provide online advertisers the ability to execute highly targeted, database marketing campaigns based on consumers' lifestyles and interests, and track the effectiveness of the campaigns markets.

E-Commerce Initiatives

     We recently acquired rights to a technology that enables transactional banners, through which an Internet user is able to view a banner, click on the banner, and purchase products directly in the banner without being transported to another Web site. We believe this service is attractive to Affiliated Web sites because it is designed to allow them to run transaction-based advertising at potentially high rates and receive a percentage of the e-commerce sale without losing user traffic to the e-commerce merchant. The technology also enables us and the product manufacturer to track the success of a campaign in real-time. We are currently testing this service under the consumer brand "Click2Buy".

Privacy Protection

     In using our targeting technology and software, we adhere to the principles of the Direct Marketing Association regarding privacy concerns. To address privacy concerns, users are permitted, at their request, to "opt-out" of demographic profile targeting. When a subscriber objects to profile targeting, Adfinity automatically delivers ads based only on non-user specific information, such as Web page subject matter.

Sales and Marketing

     We believe we maintain one of the largest Internet advertising sales organizations. We sell services in the United States through a sales and marketing organization which included 72 salespeople as of December 31, 1998. These employees are located at our headquarters in New York and our offices in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, San Francisco, Seattle and the Washington, D.C. area.

     Our 24/7 Media Europe Network has offices in Belgium, Denmark, Finland, France, Germany, Holland, Italy, Norway, Portugal, Spain and UK.

     Advertisers typically purchase advertising under written purchase order agreements that run for a limited time. We believe that the terms of our purchase order agreements are consistent with industry practice. These agreements provide for our indemnification by the advertiser for breach of representations and warranties and limit the right of the advertiser to cancel or modify a campaign once commenced. We recently started to sell sponsorship advertising whereby an advertiser enters into a long-term agreement with a single Web site, typically with exclusivity and renewal privileges and restrictions on the advertisers' ability to cancel the agreement. Sponsorship advertising involves a greater degree of integration among our company, the advertiser and the Affiliated Web sites.

     We believe that we have a competitive advantage due to the geographic breadth of our sales force and our ability to continually improve our sales and marketing capabilities. We continuously leverage the substantial media experience of our management team to maximize the value of ad campaigns for both advertisers and Affiliated Web sites. We also employ a Web site relationship department that surveys Affiliated Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

     We believe that advertiser awareness of our company and our services is critical to our success. As a result, we seek to continually communicate with advertisers and advertising agencies through our Web site, trade publication advertisements, public relations, direct mail, ongoing customer communications programs, promotional activities, trade shows and online advertisements over our networks and on third party Web sites.

International

     Our international strategy consists of acquiring or entering into strategic alliances with existing Internet advertising networks in foreign countries. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network. In October 1998 we entered into an agreement with China.com Corporation to jointly develop the 24/7 Media Asia Network. We collaborate with China.com on expanding and training its China and Hong Kong-based sales force as well as recruiting Web sites for the network. We will receive royalties from all sales through the 24/7 Media Asia Network for a period of between seven and ten years and we acquired a 10% equity stake in China.com in exchange for $3.0 million in cash and approximately 204,000 shares of common stock. We also have mutual sales agreements with both the 24/7 Media Europe Network and the 24/7 Media Asia Network. Additionally, ClickThrough Interactive of Canada has the exclusive third party right to sell page views on the 24/7 Network when such pages are accessed by Canadian Internet users, and we have the exclusive third party right to sell page views on the ClickThrough network when accessed by U.S. Internet users.

Intellectual Property

     Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary rights and intellectual property. Although we do not currently have any patents, we have filed applications with the United States Patent and Trademark Office to protect aspects of our Adfinity technology. We have also applied to register our trademarks both domestically and internationally. These trademark registrations and patent applications may not be approved or granted and may be challenged by others or invalidated through administrative process or litigation. Patent, trademark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available. In addition, we protect our proprietary rights through the use of confidentiality agreements with employees, consultants and affiliates.

     Profilz will collect demographic profiles of Internet users and the ad serving technology we employ collects and uses data derived from user activity on our networks and Affiliated Web sites. This data is intended to be used for advertisement targeting and for predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information. Further, under our contracts with Web publishers using our services, we are obligated to keep information regarding the Web publisher confidential.

Competition

     The markets for Internet advertising and related products and services are intensely competitive and we expect competition to increase.

     We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite, GeoCities, Go Network, Infoseek, Lycos, Microsoft Network and Yahoo!. Our networks compete for Web site clients with a variety of Internet advertising networks, including DoubleClick, AdSmart, Flycast, Real Media and Link Exchange. We also encounter competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies, and other entities that facilitate Internet advertising. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

Employees

     As of December 31, 1998, we employed approximately 200 persons, including 130 in sales, marketing and customer support, 35 in technology and product development, and 35 in accounting, human resources and administration. We are not subject to any collective bargaining agreements and believe that we enjoy a good relationship with our employees.

                              RECENT DEVELOPMENTS

     Acquisition of Sift, Inc.

     On March 10, 1999, we announced the acquisition of Sift, Inc., a provider of e-mail-based direct marketing services, in exchange for approximately 872,000 shares of our common stock.

     Sift provides a suite of services for Internet-enabled, database-driven e-mail marketing, including an e-mail distribution service bureau, list management services, and a service that appends e-mail addresses to existing customer database lists. Sift manages and rents e-mail databases containing more than three million e-mail addresses of customers that have elected to receive material of interest to them via e-mail. These e-mail addresses are segmented by demographic, lifestyle, and avocational/vocational interest criteria. Sift's direct marketing services are used by more than 200 technology, publishing and direct marketing firms, including Cahner's Business Information, Cisco Systems, Dell Computer, Dun & Bradstreet, Experian, Hearst Books/ Business Publishing, Intel, Netscape Communications, Oracle, RealNetworks, and Scholastic.

     As a result of the Sift acquisition, we expect to be able to offer customer relationship management programs as a complement to our existing list of services. Our advertising clients are expected to be able to e-mail product and service information to prospective and existing clients either by renting Sift's elective e-mail lists or by providing their own customer databases to which Sift will append e-mail addresses. We plan to integrate these services with our Profilz database. Sift will continue to operate from its Sunnyvale, California offices while integrating its sales function with our national sales force.


     Local Market Affiliation Agreement with NBC.

     On March 17, 1999, we announced an exclusive agreement with NBC-Interactive Neighborhood that allows us to sell advertising on NBC network television stations and their associated Web sites at the local market level. Under the terms of the agreement, we will recruit, train and staff sales and support personnel who will operate out of the local NBC stations as well as in our regional offices. We will also jointly provide ad sales consulting and regional representation services to more than 100 NBC stations that are currently affiliated with NBC-Interactive Neighborhood.

     We will collaborate with NBC-Interactive Neighborhood on the development of advertising packages that leverage the reach and brand-building strengths of NBC local television with the direct response data collection and marketing functionality of NBC's local station Web sites. Initial launch markets include NBC-owned and operated stations in New York, Los Angeles, Chicago, Washington, D.C., Dallas and San Diego with initial plans to follow in an additional 14 broadcast station markets.

ITEM 2.  PROPERTIES.

     Our principal executive offices are located at 1250 Broadway, New York, New York. They consist of approximately 39,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $1,200,000, subject to increase annually to reflect increases in operating expenses. 26,000 square feet of this space is currently under construction to provide for the expansion of personnel and facilities and is expected to be occupied in the second quarter of 1999. We also temporarily lease office space at One Penn Plaza, New York, New York.

     In addition, we lease office space for our sales, marketing and product development staff in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, San Francisco, Seattle and the Washington, D.C. area. We believe that our existing facilities, will be sufficient for our purposes over the next 12 months.

     Our Adfinity ad serving software and hardware are housed at GlobalCenter, Inc. in Herndon, Virginia. Our agreement with GlobalCenter provides for Internet connectivity services, the lease of hardware, the licensing of software, and the lease of secure space to store and operate this equipment. Service orders currently in place under this agreement, which expire in May 1999, require monthly payments of approximately $27,000. GlobalCenter may not increase prices or terminate services during the pendency of any service order. Our agreement with GlobalCenter includes a "99% Uptime Guarantee." Downtime results in certain returns of payment and gives rise to a right of termination by us. In the future, we may opt to utilize other facilities similar to GlobalCenter, including facilities owned by us, in other regions of the United States and the world.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of the our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

     Since our initial public offering on August 13, 1998, our common stock has traded on the Nasdaq National Market under the symbol "TFSM." The following table sets forth the high and low closing prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market.


                                                      High        Low
                                                   ---------   --------
Year Ended December 31, 1998
Third Quarter (from August 14, 1998) ...........    $20 1/4      $ 6 3/4
Fourth Quarter .................................     34 1/8        6 3/8
Year Ending December 31, 1999
First Quarter (through March 29, 1999) .........    $50 1/4      $23 1/4

On March 29, 1999, the last reported sale price for our common stock on the Nasdaq National Market was $44.75. As of March 29, 1999, there were approximately 300 holders of record of our common stock.

     In connection with the Equity Exchange Agreement, dated December 31, 1998, between us and China.com Corporation, we issued 203,851 shares of common stock to China.com Corporation under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data as of and for each of the years in the three-year period ended December 31, 1998 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of December 31, 1994, 1995, and 1996 and for the period from September 1994 through December 31, 1994 and the year ended December 31, 1995 have been derived from the financial statements of Interactive Imaginations, which are not included herein, and our accounting records. We believe that due to the acquisitions in 1998, the period to period comparisons are not meaningful and should not be relied upon as indicative of future performance. You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                          September
                                                       1994 (inception)                 Year Ended December 31,
                                                     through December 31, ----------------------------------------------------
                                                             1994             1995         1996          1997         1998
                                                    --------------------- ----------- ------------- ------------- ------------
                                                              (In thousands, except for share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
 Advertising ......................................       $     --         $    152    $    1,106    $    1,467    $   19,744
 Consulting and license fees ......................             --               --           436         1,681           119
                                                          --------         --------    ----------    ----------    ----------
  Total revenues ..................................             --              152         1,542         3,148        19,863
Cost of revenues ..................................             --              198         1,593         1,655        15,970
                                                          --------         --------    ----------    ----------    ----------
 Gross profit (loss) ..............................             --              (46)          (51)        1,493         3,893

Operating expenses:
 Sales and marketing ..............................             --              115         2,240         1,673         7,971
 General and administrative .......................             35              581         3,010         2,623         8,692
 Product development ..............................             --              426         1,461         1,418         1,902
 Other expenses ...................................             --               --            --           989            --
 Write-off of acquired in-process technology                    --               --            --            --         5,000
 Amortization of goodwill .........................             --               --            --            --         5,722
                                                          --------         --------    ----------    ----------    ----------
  Total operating expenses ........................             35            1,122         6,711         6,703        29,287
                                                          --------         --------    ----------    ----------    ----------
Operating loss ....................................            (35)          (1,168)       (6,762)       (5,210)      (25,394)
Interest (expense) income, net ....................             --               --           (34)          (96)          671
                                                          --------         --------    ----------    ----------    ----------
Net loss ..........................................            (35)          (1,168)       (6,796)       (5,306)      (24,723)
Cumulative dividends on mandatorily
 convertible preferred stock ......................             --               --            --            --          (276)
                                                          --------         --------    ----------    ----------    ----------
Net loss attributable to common stockholders ......       $    (35)        $ (1,168)   $   (6,796)   $   (5,306)   $  (24,999)
                                                          ========         ========    ==========    ==========    ==========
Basic and diluted net loss per share ..............       $   (.14)        $  (2.78)   $    (6.48)   $    (4.88)   $    (2.62)
                                                          ========         ========    ==========    ==========    ==========
Weighted average shares outstanding ...............        250,000          420,908     1,049,432     1,086,614     9,533,056

                                                                         As of December 31,
                                               -------------------------------------------------------

                                                  1994      1995       1996         1997       1998
                                               --------- --------- ------------ ----------- ----------
Consolidated Balance Sheet Data:
Cash and cash equivalents ....................   $11      $   --     $1,690      $     94    $33,983
Working capital (deficit) ....................    (9)       (235)        (6)       (1,165)    32,226
Goodwill, net ................................    --          --         --            --     10,935
Total assets .................................    29         497      3,951         1,039     62,716
Long-term debt ...............................    --          --         --         2,317         --
Obligations under capital leases, excluding
 current installments ........................    --          --         --            --         34
Total stockholders' equity (deficit) .........     9         204      1,751        (2,728)    51,946

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     We are the result of several mergers and acquisitions, and the combination of these entities resulted in an integrated Internet advertising company with both media sales and technology expertise. We were incorporated in January 1998 to consolidate three Internet advertising companies:

     o Petry Interactive, Inc., which established the network business model and contributed its network of Web sites which became the foundation for the 24/7 Network.

     o Advercomm, Inc., which folded several high profile Web sites into the 24/7 Network, which increased the breadth of content available on the 24/7 Network and accelerated our ability to organize our 24/7 Network into channels of Web sites with similar content.

     o Interactive Imaginations, Inc., which contributed the ContentZone, a network that offers advertising solutions for small to medium-sized Web sites.

We subsequently acquired Intelligent Interactions, a developer of ad serving and targeting technology, and CliqNow!, a network of over 75 medium to large Web sites. We believe that the combination of these predecessor entities has enabled us to offer advertisers and Web publishers comprehensive advertising solutions and to pursue our objective of becoming the leading Internet advertising and direct marketing firm.

     We generate substantially all of our revenues by delivering advertisements and promotions to Affiliated Web sites on our networks. We typically sell our advertisements under purchase order agreements with advertisers which are short-term in nature or subject to cancellation. We sell our products and services through our sales and marketing staff located in New York, Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, San Francisco, Seattle and the Washington, D.C. area and 12 offices in Europe.

     The pricing of ads is based on a variety of factors, including the gross dollar amount spent on the advertising campaign and whether the campaign is delivered on a specific Web site, a channel of Web sites or across the entire 24/7 Network. We strive to sell 100% of our inventory through the combination of advertisements sold on a "CPM" basis, which is the cost to the advertiser to run 1,000 ads, and a "cost-per-action" basis whereby revenues are generated if the user responds to the ad with an action, such as an inquiry or a purchase of the product advertised.

     We recognize advertising revenues in the period that the advertisement is delivered, provided that no significant obligations remain. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our Affiliated Web sites a service fee calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. In addition, we are generally responsible for billing and collecting for advertisements delivered to our networks. We expect to generate the majority of our revenues for the foreseeable future from advertisements delivered to Affiliated Web sites on our networks.

     We recently started to sell sponsorship advertising, which involves a greater degree of coordination among us, the advertiser and Affiliated Web sites. These sponsorships are generally priced based on the length of time that the sponsorship runs, rather than on a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

     One of our key strategies is to aggressively recruit Web sites of all sizes for our networks in order to extend our reach and to provide advertisers with a broad base of page views and online content. We added a number of high-profile Web sites during the third and fourth quarters of 1998, including cars.com, Cybershop, New York Mets, Real Cities, Reuters Health, San Francisco Giants, Server.com, and Sports Network.com. For the years ended December 31, 1997 and 1998, approximately 68% and 47%, respectively, of the 24/7 Network's pro forma advertising revenues were derived from advertisements on the top ten Affiliated Web sites on the 24/7 Network. For the year ended December 31, 1998, one Affiliated Web site accounted for approximately 14% of our total advertising revenue.

     In addition, for the years ended December 31, 1997 and 1998, our top ten advertisers and ad agencies accounted for an aggregate of approximately 48% and 38%, respectively, of the 24/7 Network's pro forma advertising revenues.

     On December 29, 1998, we acquired an initial 67% interest, on an as converted basis, in CardSecure, a company which provides eCommerce enabling technology as well as Web site hosting services. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network. Finally, in March 1999, we acquired Sift, Inc., a full-service e-mail management company.

     The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. Although we have experienced revenue growth in recent periods, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, we expect to increase our operating expenses in order to expand our sales and marketing organization and to develop, integrate and scale our Profilz technology.

Results of Operations

  Quarterly Results of Operations--Unaudited

     Our 1998 results of operations were significantly affected by inclusion of acquired companies activities, as well as our growth. The following table presents our quarterly results of operations for 1998. We believe that all necessary adjustments, consisting of normal recurring adjustments, have been included in the amounts stated below.

                                                                             Three Months Ended
                                                         ----------------------------------------------------------
                                                          March 31,      June 30,       Sept. 30,        Dec. 31
                                                             1998          1998            1998            1998
                                                         -----------   ------------   -------------   -------------
                                                            (In thousands, except for share and per share amounts)
Consolidated Statements of Operations Data:
Revenues:
 Advertising .........................................    $  1,076       $  3,661       $ 5,462         $ 9,545
 Consulting and license fees .........................          --             40            66              13
                                                          --------       --------       -------         -------
  Total revenues .....................................       1,076          3,701         5,528           9,558
Cost of revenues .....................................         930          3,098         4,616           7,326
                                                          --------       --------       -------         -------
  Gross profit .......................................         146            603           912           2,232
                                                          --------       --------       -------         -------
Operating expenses:
 Sales and marketing .................................         654          1,629         2,524           3,164
 General and administrative ..........................       1,288          1,801         2,119           3,484
 Product development .................................          --            515           487             900
 Write-off of acquired in-process technology .........          --          5,000            --              --
 Amortization of goodwill ............................         335          1,531         1,883           1,973
                                                          --------       --------       -------         -------
  Total operating expenses ...........................       2,277         10,476         7,013           9,521
                                                          --------       --------       -------         -------
 Operating loss ......................................      (2,131)        (9,873)       (6,101)         (7,289)
  Interest (expense) income:
   Interest income ...................................          26             50           250             560
  Interest expense ...................................        (193)           (15)           (5)             (2)
                                                          --------       --------       ----------      ----------
 Total interest (expense) income .....................        (167)            35           245             558
                                                          --------       --------       ---------       ---------
 Net loss ............................................    $ (2,298)      $ (9,838)      $(5,856)        $(6,731)
                                                          ========       ========       =========       =========

     Revenues. Our revenues increased each quarter primarily due to an increase in advertising revenue on the 24/7 Network. In particular, this increase in revenue was due to increases in the number of Web sites on the 24/7 Network, the number of advertisers using our advertising solutions and the number of advertisements delivered to the 24/7 Network. We expect the 24/7 Network to continue to account for a significant portion of our total advertising revenue.

     In addition to advertising revenues, we generated revenues through consulting and license fees from licensing the Adfinity system to third parties. This revenue represented less than 2% of our total revenues in any quarter, and for the full year. We no longer offer new licenses for Adfinity to third parties and we do not currently expect to recognize any meaningful revenues from the licensing of Adfinity in the future.

     Cost of Revenues and Gross Profit. Cost of revenues consists primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our ad serving system and Internet access costs. Gross profit in dollars increased during the four quarters of 1998. However, gross margin, which is gross profit as a percent of total revenues, declined through the first three quarters before improving slightly in the fourth quarter. The fluctuation in gross margin over the periods presented was caused by:

     o the significant growth in advertising revenue generated by the 24/7 Network, which typically pays higher fees to Affiliated Web sites, at the same time that advertising revenue generated by the ContentZone remained relatively flat;

     o an increase in third party ad serving costs related to the growth of the 24/7 Network; and

     o the increased rates paid by us for third party ad serving costs which began late in the first quarter of 1998 in connection with the transition to a single ad serving technology. Until we complete the transition to a single ad serving technology, we expect to continue to incur high ad serving costs.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Through all quarters of 1998, sales and marketing expenses increased as a result of the growth of our business and the resulting additions to sales staff as well as increased marketing expenses. We expect sales and marketing expenses to increase as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility.

     General and Administrative Expenses. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. Through all quarters of 1998, general and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to continue to increase due to the additional personnel and other expenses required to support our anticipated business growth.

     Product Development Expenses. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving capabilities. Product development expenses increased beginning in the second quarter of 1998 primarily as a result of our Adfinity development efforts as well as initial development of our Profilz database initiative. Costs further increased in the fourth quarter due to our retention of several technology consultants to support and accelerate our development of Adfinity and Profilz. We believe that continued investment in product development, particularly for our technology initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

  Years Ended December 31, 1996, 1997 and 1998

     During 1997, the historical results of operations of Interactive Imaginations, the stability and morale of its workforce and overall value of the common stock were negatively impacted by certain significant factors. Such events included a class action lawsuit in the second and third quarters of 1997, which resulted in extraordinary expenses of $232,000 in legal costs, unfavorable publicity to Interactive Imaginations, a significant diversion of management resources, and difficulty in obtaining financing to continue its operations.

     For the fiscal year ended December 31, 1998, our historical results of operations reflect the acquisitions of Petry, Advercomm, CliqNow!, Intelligent Interactions and CardSecure from their respective dates of acquisition. Interactive Imaginations, our then parent, was merged into us on April 9, 1998 in a manner similar to a pooling-of-interests. As a result, our historical results of operations for the fiscal years ended December 31, 1996 and 1997 represent the results of Interactive Imaginations and do not reflect any of the operating results of Petry, Advercomm, CliqNow!, Intelligent Interactions or CardSecure.

     We do not believe that the historical revenues or expenses for the years 1996 and 1997 as discussed below are reliable or accurate indicators of the future performance of the combined company.

     Revenues. Total revenues were $1.5 million, $3.1 million and $19.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in 1998 was caused primarily by the inclusion of the acquired companies' activities and a significant increase in advertising revenue, offset by a decline in revenues caused by the cessation of a license agreement with SegaSoft in 1997. Growth in revenues from 1996 to 1997 resulted from increases in advertising revenue generated by the ContentZone and Riddler.com, our online games site, and consulting and license fees derived from the SegaSoft agreement. We do not expect to realize meaningful revenues from the SegaSoft agreement in the future.

     Cost of Revenues and Gross Profit (Loss). Cost of revenues was $1.6 million, $1.7 million and $16.0 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increase in 1998 was primarily related to increased payments to our Affiliated Web sites which were caused by growth in advertising revenue and the temporary increase in rates in connection with our transition to a single ad serving technology. This increase was offset by reduced ContentZone ad serving costs. The increase in cost of revenues from 1996 to 1997 was due to the related growth in advertising revenue on the ContentZone. The smaller percentage increase from 1996 to 1997 was due to a significant increase in the percentage of total advertising revenue generated by Riddler.com, which does not entail payment of fees to Affiliated Web sites. Gross profit increased from 1996 to 1997 primarily due to a significant increase in high margin revenues generated by the SegaSoft agreement.

     Operating Expenses. Total operating expenses were $6.7 million, $6.7 million and $29.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. The increase from 1997 to 1998 was caused by:

     o higher sales and marketing and general and administrative expenses resulting from the acquisitions we completed in 1998;

     o additional operating expenses incurred in anticipation of future growth, particularly in the number of employees, offices, and other operating expenses to support expanded U.S. operations;

     o amortization of goodwill resulting from the acquisitions we completed in 1998; and

     o acquired in-process technology of approximately $5.0 million from the acquisition of Intelligent Interactions which was immediately charged to operations in April 1998. The value of the acquired in-process technology was determined using a combination of a risk-adjusted income approach and an independent valuation. The acquired in-process technology had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use.

     The decrease in operating expenses from 1996 to 1997 was primarily due to the consolidation of the Interactive Imaginations business, offset by $989,000 in other expenses recorded in 1997. Other expenses in 1997 included $232,000 of legal costs associated with the successful defense of a class-action lawsuit filed by certain Affiliated Web sites on the ContentZone, as well as a net write-off of $757,000 of property and equipment that was deemed to have no future economic value.

Liquidity and Capital Resources

     Historically, we financed our operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm into us in February 1998, we completed a private placement of preferred stock and warrants which resulted in net proceeds of $9.8 million. In August 1998, we completed an initial public offering of our common stock pursuant to which we realized net proceeds of approximately $44.8 million. As of December 31, 1998, we had cash and cash equivalents of $34.0 million.

     In addition to funding on-going operations, our principal commitments consist of various obligations under operating and capital leases. Total lease expense, excluding rent, was $50,000 for the twelve-month period ended December 31, 1997, as compared to $380,000 for the twelve-month period ended December 31, 1998. During the second and third quarters of 1998, we entered into a series of operating leases with Sun Microsystems Finance for computer equipment and software related to our Adfinity system, with a combined fair market value of $849,000. These operating leases, as amended, require monthly payments and expire in December 2001. During the fourth quarter of 1998, we entered into a lease line of credit for up to $3.0 million with Chase Manhattan Bank to finance capital equipment. As of December 1998, total obligations under this lease line of credit were approximately $600,000. Total rent expense for currently outstanding leases is expected to be approximately $130,000 per quarter.

     Furthermore, we expect to incur approximately $1.0 million in leasehold improvements prior to moving into additional leased office space at our headquarters in New York City, which lease runs through 2008. In the aggregate, our annual lease expense for this office space will be approximately $1.2 million. We believe that the expenses associated with such additional office space will not have a material effect on our financial position.

     Net cash used in operating activities was $4.9 million, $4.5 million and $14.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items, including:

     o significant increases in accounts receivable, accounts payable and accrued liabilities in 1998, resulting from the significant increase in advertising revenues and related expenses in the fourth quarter of 1998 compared to 1997;

     o the write-off of acquired in-process technology in the second quarter of 1998;

     o the amortization of goodwill in 1998 related to the acquisitions we completed in 1998;

     o the write-off of property and equipment in 1997; and

     o a significant advance by SegaSoft in late 1996 for revenues that were primarily recognized during 1997.

     Net cash used in investing activities was $1.6 million, $19,000 and $6.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash used in investing activities resulted primarily from capital expenditures relating to computer equipment, the cash portion of the purchase of CliqNow!, and the cash portion of our minority equity investment in China.com Corporation. To the extent that we purchase significant ad serving hardware or make cash investments in other businesses in the future, net cash used in investing activities could increase.

     Net cash provided by financing activities was $8.2 million, $2.9 million and $54.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash provided by financing activities during these periods included issuances of convertible notes, convertible preferred stock, common stock and warrants. Prior to December 31, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for warrants to purchase approximately 3.8 million shares of common stock with exercise prices ranging from $3.81 to $11.42 per share.

     No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 1998, we had approximately $30.9 million of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2018.

     As a result of various equity transactions during 1996, 1997 and 1998, management believes that we have undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, we have not recorded any tax benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset.

     In addition, events such as this offering, our initial public offering and other sales of our stock may partially restrict our ability to utilize our net operating loss carryforwards.

     On January 20, 1999, we invested $3.9 million to purchase a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network.

     We expect to invest an additional aggregate of up to $5 million of working capital in our subsidiaries in 1999 to support their future operations.

     We believe that our current cash and cash equivalent balances will be sufficient to fund our requirements for working capital and capital expenditures for at least the next 12 months. To the extent that we encounter unanticipated opportunities, we may need to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks or other financial sources. Sales of additional equity or convertible debt securities may result in additional dilution of our stockholders. We cannot be certain that we will be able to sell additional equity or debt securities in the future or that additional financing will be available to us when needed on commercially reasonable terms, or at all.

Year 2000 Compliance

     Beginning in the Year 2000, the date fields coded in some software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

State of Readiness

     We have developed a remediation plan for our Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected:

     o We have assessed our information technology (IT) equipment and systems, which includes our ad servers and ad serving technology.

     o We have identified and assessed non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other systems.

     o We are analyzing the readiness of significant third party vendors and suppliers of services.

Our evaluation, which we expect to complete by the second quarter of 1999, covers the following phases:

     o identification of all IT equipment and systems, and non-IT systems;

     o  assessment of repair or replacement requirements;

     o  repair or replacement;

     o  testing;

     o implementation; and

     o creation of contingency plans in the event of Year 2000 failures.

     We have reviewed our non-IT systems and internally developed programs, and we do not consider them to be date sensitive to the Year 2000. Based on this evaluation, we do not believe that our systems and programs present Year 2000 issues, and we generally believe that we will be Year 2000 compliant.

     We have internally developed ad serving systems and a financial system and are using a service bureau for ad serving and payroll. We believe that our IT systems are sensitive to Year 2000. However, our internal systems are significantly less complex than bank or brokerage systems for achieving Year 2000 compliance. With no legacy hardware, our late model systems require patches and updates to reach compliance. We also plan to implement a Year 2000 compliant standard software image across desktops by the second quarter of 1999.

     All of our internal systems have been inventoried and all non-compliant third party components have been identified and are in the process of being upgraded. Test equipment to facilitate Year 2000 testing has been installed and testing will begin in the second quarter of 1999. Our current financial system will be replaced with a Year 2000 compliant system third quarter of 1999. All mission critical non-IT systems have been identified and will be tested by the end of the second quarter of 1999.

     Although we believe that we will be Year 2000 compliant, we use third party equipment and software that may not be Year 2000 compliant. We are currently in the process of evaluating the Year 2000 compliance of the third party products used in our internal systems and our major vendors, but are unable to predict the extent to which:

     o the Year 2000 issue will affect our suppliers; or

     o we would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis.

     We have placed each of our vendors and suppliers in a priority category according to their importance to our business. We have sent letters to all critical third party service suppliers asking about the status of their Year 2000 program. Vendor readiness is being assessed and tracked. In the event we do not receive satisfactory commitments from a key supplier, we are making plans for continuing availability of service through alternate channels. We expect to have certification that all key vendors and suppliers are Year 2000 compliant by the third quarter of 1999.

     The failure of such a major supplier to convert its systems on a timely basis or in a manner compatible with our systems causing us to incur unanticipated expenses to remedy any problems, could adversely affect our business.

     In addition, the software and hardware products used by Web publishers, advertisers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, our customers' ability to use our products may be disrupted. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could adversely affect our business.

Costs to Address Our Year 2000 Issue

     To date, we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating our software, the current versions of our products, and Year 2000 compliance matters generally. We do not believe that the costs to evaluate or address Year 2000 issues will be material. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect our business.

Contingency Plan

     We have not developed a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, we then will evaluate the need for contingency plans relating to such issues. We intend to actively work with and encourage our suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. We expect to have such plans in place by the second quarter of 1999.

     The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in a total loss of revenue to us until it were resolved. Internally, the most likely worst case scenario would be that we would have problems with our offline batch processes that stall or generate incorrect information for Web site reporting. This could result in a substantial delay in reporting to our Web sites, billing our customers and preparing our financial statements.

Impact of Recently Issued Accounting Pronouncements

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. We have not yet determined the impact, if any, of adopting SOP 98-1, which will be effective for our year ending December 31, 1999.

     In June 1998, the FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not expected to affect us, as we currently do not have any derivative instruments or hedging activities.

                          FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under "Item 7.--Risk Factors".

     Words such as "expect", "anticipate", "intend", "plan", "believe", "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

                                 RISK FACTORS

     You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.

We have an extremely limited operating history

     None of our predecessor companies had an operating history of more than four years. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. To address these risks, among other things, we must effectively:

     o develop new relationships and maintain existing relationships with Affiliated Web sites, advertisers, and other third parties;

     o further develop and upgrade our technology;

     o respond to competitive developments;

     o implement and improve operational, financial and management information systems; and

     o attract, retain and motivate qualified employees.

We are integrating several companies that we have acquired

     We were formed in January 1998 to consolidate three Internet advertising companies and have since acquired three companies and a majority interest in two others. In combining these entities, we have had to integrate and improve our financial and management controls, ad serving technology, reporting systems and procedures, and expand, train and manage our work force. Although we continue this process of integration, completion of such integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

We anticipate continued losses and we may never be profitable

     We incurred net losses of $5.3 million and $24.7 million for the years ended December 31, 1997 and 1998, respectively, and each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability.

Our quarterly operating results may fluctuate widely

     Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     o the addition of new or loss of current advertisers or Affiliated Web sites;

     o changes in fees paid by advertisers;

     o changes in service fees payable by us to Web publishers, or ad serving fees payable by us to third parties;

     o the introduction of new Internet advertising services by us or our competitors;

     o variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and

     o general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to such factors.

     We believe that our revenues are also subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle.

     Our expense levels are based in large part on our investment plans and estimates of future revenues. In particular, we expect to significantly increase our operating expenses to expand our sales and marketing organization and to develop and integrate our Profilz technology. Such expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

     Due to the above factors, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

The Internet advertising market is new and unproven and may not continue to develop

     The Internet as an advertising medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to develop. Most of our current or potential advertising customers have not devoted a significant portion of their advertising expenditures to Internet advertising and may not find Internet advertising to be effective for promoting their products and services relative to advertising across traditional media. Companies adopting Internet advertising must accept new ways of conducting business and exchanging information.

     There are currently no widely accepted standards to measure the effectiveness of Internet advertising. We cannot be certain that such standards will develop to sufficiently support Internet advertising as a significant advertising medium. Advertisers may not accept our or third-party measurements of impressions on Web sites utilizing our services. In addition, the effectiveness of Internet advertising depends on the accuracy of information contained in the databases used to target advertisements. We cannot be certain that the information in our database will be accurate or that advertisers will be willing to have advertisements targeted by any database containing such potential inaccuracies. Actual or perceived ineffectiveness of online advertising in general, or accuracy of measurements or database information in particular, could limit the long-term growth of online advertising.

     Banner advertising, from which we currently derive most of our revenues, may not be an effective advertising method in the future. We cannot be certain that any other forms of Internet advertising will be developed or accepted by the market. Even if new methods are developed, we may not be able to take advantage of them. Moreover, "filter" software programs that limit advertising from being delivered to a Web site are currently available. The Internet advertising market and our business could be adversely affected if use of filter software becomes widespread.

     Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our products and services to generate demand for our services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adoptors of online direct marketing services will increasingly demand functionality tailored to their specific requirements.

We rely on a limited number of Web publishers and the 24/7 Network generates substantially all of our revenues

     The 24/7 Network generates substantially all of our revenues and it consists of a limited number of Affiliated Web sites that have contracted for our services under agreements cancellable generally upon a short notice period. For the years ended December 31, 1997 and 1998, approximately 68% and 47%, respectively, of the 24/7 Network's pro forma advertising revenues were derived from advertisements on the top ten Affiliated Web sites on the 24/7 Network. For the year ended December 31, 1998, the top ten Web sites included AT&T WorldNet Service, Netscape Communications, Encompass, Reuters, Comedy Central, TreeLoot, EarthLink, MapQuest, The Mining Company and Live World Productions. The top ten Web sites for the year ended December 31, 1997 on a pro forma basis included AT&T WorldNet Service, Reuters, USA.NET, Columbia House, Comedy Central, Reuters-MoneyNet, Maps on Us, Universal Media, FlashNet

Communications and FoxNews Internet. We experience turnover from time to time among our Affiliated Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us.

     Affiliated Web sites generally measure satisfaction by acceptable revenue levels, high levels of customer service and timely and accurate reporting. Levels of traffic on Affiliated Web sites may not remain consistent or increase over time, and we may be unable to replace any departed Affiliated Web site with another Web publisher with comparable traffic patterns and user demographics. The loss or reduction in traffic on these Web sites may cause advertisers or Web publishers to withdraw from the 24/7 Network which in turn could lower our reach.

We rely on a limited number of advertisers and ad agencies

     We generate our revenues from a limited number of advertisers and ad agencies that purchase space on Affiliated Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the years ended December 31, 1997 and 1998, our top ten advertisers and ad agencies accounted for an aggregate of approximately 48% and 38%, respectively, of the 24/7 Network's pro forma advertising revenues.

     Advertisers and ad agencies typically purchase advertising under purchase order agreements that run for a limited time. We cannot be certain that current advertisers and ad agencies will continue to purchase advertising from us or that we will be able to attract additional advertisers and ad agencies successfully, or that agencies and advertisers will make timely payment of amounts due to us.

We are transitioning to a single ad serving solution and we currently depend on third party ad serving technology

     We currently use several ad serving technologies to deliver advertisements to our networks, including our Adfinity system, the AdForce service from AdForce, Inc., and our own proprietary system for the ContentZone. We intend to migrate all of our Affiliated Web sites to a single ad serving technology during 1999 and this transition will create a risk of business disruption and loss of Affiliated Web sites. Adfinity is our proprietary ad serving technology system that serves ads to many of our Affiliated Web sites. We are currently enhancing Adfinity to enable it to serve as our sole ad serving solution but we are also evaluating third party alternatives. To complete the transition to Adfinity, we must, among other things, ensure that the Adfinity system will function properly at high volumes, assimilate our current sales and reporting functions into the Adfinity model and work with existing Affiliated Web sites to modify such Web sites to accept advertising from Adfinity.

     Unless and until the integration of Adfinity is complete, we will be dependent upon AdForce or any other third party service that we may employ to deliver ads to the 24/7 Network and to produce frequent operational reports. If such service becomes unavailable or fails to serve our advertisements or effectively deliver our reports, our business would be materially adversely affected. Additionally, the use of multiple systems requires us to employ a significant amount of effort to prepare information for financial reporting. This causes difficulties in preparing financial statements and reporting information on a timely basis. We are in the process of upgrading our systems to integrate newly developed and purchased modules with our ad serving technology to improve our accounting, control and reporting methods. Our inability to add additional software and hardware or to further develop and upgrade our existing technologies, systems or network infrastructure may cause unanticipated delays in delivering our customers' advertisements and providing timely reporting of accurate financial information.

Our markets are highly competitive

     The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

     o the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

     o changing demands regarding customer service and support;

     o shifts in sales and marketing efforts by us and our competitors; and

     o the ease of use, performance, price and reliability of our services and products.

     We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite, GeoCities, Go Network, Infoseek, Lycos, Microsoft Network and Yahoo! Our networks compete for Web site clients with a variety of Internet advertising networks, including DoubleClick, Adsmart, Flycast, Real Media and Link Exchange. We also encounter competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies and other entities that engage in Internet advertising.

     Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. We cannot be certain that we will be able to successfully compete against current or future competitors.

     In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print. To the extent that the Internet is perceived to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising, which could limit the growth of Internet advertising.

Technological change may render our services obsolete

     The Internet market is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete. Our success depends on our ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of our services and products in response to changing customer and industry demands. Furthermore, we may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of services. New services or enhancements to existing services may not adequately meet the requirements of our current and prospective advertisers and Affiliated Web sites or achieve any degree of significant market acceptance.

We depend on the continued viability of the Web infrastructure

     Our success depends upon the development and maintenance of a viable Web network infrastructure. The current Web infrastructure may be unable to support an increased number of users. The timely development of products such as high speed modems and communications equipment will be necessary to continue reliable Web access. Furthermore, the Web has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays, including those resulting from Year 2000 problems, could adversely affect Web sites and the level of traffic on our networks. The effectiveness of the Web may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, we may be required to incur substantial expenditures to adapt our services to changing or emerging technologies.

We depend on third parties to maintain our critical systems

     A key to our strategy is to generate a high volume of traffic for our products and services. In particular, our success depends on the performance of Adfinity and of services we employ from third parties, including AdForce and other ad serving technologies. Adfinity's computer hardware and software is housed at GlobalCenter, Inc., a third party provider of Internet communication services. Any Adfinity or third party ad server system failure, including failures that delay the delivery of advertisements to Web sites, could reduce customer satisfaction.

     In general, our operations are dependent upon the proper operation of our own and third party computer systems. Any damage from fire, power loss, telecommunications failures, vandalism and other malicious acts, human error, and similar unexpected events could adversely affect our business. In addition, failure of our telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Large increases in the volume of advertising delivered through our ad servers could strain the capacity of the software or hardware we deploy, which could lead to slower response time or system failures. Despite precautions taken by us, unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of our services.

We must continue to successfully manage rapid growth

     We have experienced rapid growth and expansion in operations that have placed a significant strain on our managerial, operational and financial resources. We have grown from approximately 60 employees on a pro forma basis as of September 30, 1997 to approximately 200 employees as of December 31, 1998. We expect the number of employees to increase in the future. To successfully compete in the evolving Internet industry, we must:

     o continue to improve our financial and management controls;

     o enhance our reporting systems and procedures;

     o continue to scale our ad serving systems; and

     o expand, train and manage our work force.

We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

Acquisitions or strategic investments may divert management attention and consume resources

     We intend to continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. We regularly seek to acquire or invest in companies or assets that will enhance our revenue growth, operations and profitability. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

     o the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

     o the diversion of management's attention from other business concerns;

     o the availability of favorable acquisition financing for future acquisitions; and

     o the potential loss of key employees of any acquired business.

     Our inability to successfully integrate any acquired company could adversely affect our business.

Our international expansion may pose new legal and cultural challenges

     We have operations in a number of international markets. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other inherent risks, including:

     o changes in regulatory requirements;

     o reduced protection for intellectual property rights in some countries;

     o potentially adverse tax consequences;

     o general import/export restrictions relating to encryption technology and/or privacy;

     o difficulties and costs of staffing and managing foreign operations;

     o political and economic instability;

     o fluctuations in currency exchange rates; and

     o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

     In addition to these factors, due to our minority stake in the 24/7 Media Asia Network, we are relying on China.com Corporation to conduct operations, establish our network, aggregate Web publishers and coordinate sales and marketing efforts. The success of the 24/7 Media Asia Network is directly dependent on the success of China.com Corporation and its dedication of sufficient resources to our relationship.

We depend upon our CEO and principal sales managers and other senior managers to grow

     Our success depends upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer, and Jacob I. Friesel, Executive Vice President. The loss of the services of one or more of these persons could materially adversely affect our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions. Although we have not experienced any material impact from the difficulty in hiring and retaining qualified employees, we may be materially impacted in the future from such hiring difficulties.

We rely on proprietary rights that may not adequately protect our intellectual property and we may be held liable for infringing the rights of others

     We rely upon patent, trademark, copyright and trade secret laws to protect our intellectual property. We have pursued the protection of our trademarks by applying to register them in the United States and internationally. We own a registration for the 24/7 Media trademark in the United States. Our trademark registrations or patent applications may not be approved or granted or may be successfully challenged by others or invalidated through administrative process or litigation. If our trademark registrations are not approved or granted due to the prior issuance of trademarks to third parties or for other reasons, we may be unable to enter into arrangements with such third parties on commercially reasonable terms to allow us to continue to use such trademarks. Such patent, trademark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available.

     In addition, we protect our proprietary rights through the use of confidentiality agreements with employees and affiliates. We also license proprietary rights to third parties. There is a risk that:

     o these agreements and licenses may not provide adequate protection of our proprietary rights;

     o our employees and affiliates may not keep such information confidential; and

     o this proprietary information will otherwise become known, or be independently developed by competitors.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving, and we cannot be certain as to the future viability or value of any of our proprietary rights within the industry. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our proprietary rights. Claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us and our business partners could subject us to significant liability for damages and could result in invalidation of our proprietary rights and, even if not meritorious, could be time-consuming and expensive to defend, and could result in the diversion of management time and attention.

Privacy concerns may prevent us from selling demographically targeted advertising

     We are developing our Profilz database to collect data derived from user activity on our networks and from other sources. We cannot be certain that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data. We must also keep information regarding Web publishers confidential under our contracts with Web publishers.

     Ad serving technology enables the use of "cookies," in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific server, file pathway or directory location that are stored on a user's hard drive and passed to a Web site's server through the user's browser software. Cookies are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. Any limitation on our ability to use cookies could impair our targeting capabilities and adversely affect our business.

Potential government regulation may hinder our growth

     Due to the increasing popularity and use of the Web, laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. Although there are currently few laws or regulations directly governing access to or commerce on the Internet, any new legislation could inhibit the growth in use of the Web and decrease the acceptance of the Web as a communications and commercial medium, which could have a material adverse effect on our business, results of operations and financial condition.

     Further, due to the global nature of the Web, governments of states or foreign countries may attempt to regulate Internet transmissions or levy sales or other taxes relating to our activities. We cannot be certain that violations of local laws will not be alleged by applicable governments or that we will not violate such laws or new laws will not be enacted in the future. Moreover, the applicability of existing laws governing issues such as property ownership, libel and personal privacy is uncertain in regards to the Internet.

Our failure to be year 2000 compliant could adversely affect us

     Beginning in the year 2000, the date fields coded in software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. We cannot assure you that all of our material operating software and systems will be Year 2000 compliant. We are working with our external suppliers and service providers to ensure that they and their systems will be able to support our needs and, where necessary, interoperate with our hardware and software infrastructure in preparation for the year 2000. We do not anticipate that we will incur material expenses to make our computer software programs and operating systems Year 2000 compliant. However, we cannot be certain that unanticipated costs associated with any Year 2000 compliance will not exceed our present expectations.

     In addition, our ad servers and our customers may also be impacted by Year 2000 complications. Any failure by us, our ad servers or our customers to make their products Year 2000 compliant could result in:

     o a decrease in sales of our products;

     o an increase in the allocation of resources to address Year 2000 problems without additional revenue commensurate with such dedication of resources; or

     o an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's auditors on accounting principles or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     The following table provides information concerning our named executive officers and directors:


Name                          Age     Position and Offices
---------------------------   -----   --------------------------------------------------------
David J. Moore                 46     President and Chief Executive Officer and a Director
R. Theodore Ammon              48     Chairman of the Board
Jacob I. Friesel               49     Executive Vice President -- Sales and Marketing and a
                                      Director
C. Andrew Johns                39     Executive Vice President, Treasurer and Chief Financial
                                      Officer
John F. Barry III              46     Director
Jack L. Rivkin                 57     Director
Arnie Semsky                   52     Director
Charles W. Stryker, Ph.D.      51     Director

     David J. Moore has been our President and Chief Executive Officer and a Director since February 1998. Mr. Moore was Chief Executive Officer of Petry from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1979 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore received a B.A. degree in Communications from Northern Illinois University.

     R. Theodore Ammon, Chairman of our Board, has been Chairman of the Board of Big Flower Holdings, Inc. and its predecessor company, Big Flower Press Holdings, Inc. since 1993. From 1990 to 1992, Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co., a New York and San Francisco-based investment firm, and an executive of such firm prior to 1990. Mr. Ammon also serves on the board of directors of each of Host Marriott Corporation, Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Ammon received a B.A. degree in Economics from Bucknell University.

     Jacob I. Friesel has been our Executive Vice President -- Sales and Marketing and a Director since February 1998. From 1997 to 1998, Mr. Friesel was President of Katz Millennium Marketing, the Internet media sales division of Katz Media Group, Inc. He was Vice President, Strategic Planning for the Katz Television Group from 1994 to 1997. From 1993 to 1994, he was a Vice President and General Sales Manager of Katz American Television, a leading advertising representative of major market television stations. He was Vice President, General Sales Manager of Katz Continental Television from 1991 through 1993, and was employed in various media advertising sales and management positions with the Katz Agency from 1976 to 1991. Mr. Friesel received a B.A. degree in Mass Communications from the City University of New York.

     C. Andrew Johns has been Executive Vice President, Treasurer and Chief Financial Officer since April 1998. From 1996 to 1998, he was co-founder and Managing Director of Manufacturers Renaissance Network, Inc., which provides strategic consulting and investment banking services to small and medium-sized businesses. From 1990 to 1996, Mr. Johns was President and owner of Strathmore Hill Associates, Inc., an investment banking and strategic consulting firm. Mr. Johns received a M.B.A. degree from Stanford University Graduate School of Business and a B.S. degree in Commerce from The University of Virginia. Mr. Johns is a Chartered Financial Analyst.

     John F. Barry III, a Director, is presently the Managing General Partner of Prospect Street Ventures, a private equity and venture capital firm, which he joined in 1990. From 1988 to 1989, he was the head of investment banking at L.F. Rothschild & Co. From 1983 to 1988, he was a corporate finance specialist at Merrill Lynch and from 1979 to 1983, he was a securities attorney with Davis Polk & Wardwell. Mr. Barry serves on the boards of directors of nine information technology companies, including Skyline Multimedia, Inc. Mr. Barry is also the chairman of Bondnet Trading Systems, Inc. Mr. Barry received a J.D. degree from Harvard Law School and a B.A. degree in History from Princeton University.

     Jack L. Rivkin, a Director, has been a Senior Vice President of Travelers Investment Group Inc. since January 1997, where he is responsible for the management of venture capital and private equity partnerships for various Travelers insurance companies. He is also a director and member of the investment committee of Greenwich Street Capital Partners, L.P., a $460 million merchant banking fund affiliated with Travelers, and an adjunct professor at Columbia University Business School. From October 1995 to December 1996, he was a Senior Vice President of the Investment Group of Travelers Group Inc. From March 1993 to October 1995, Mr. Rivkin was vice chairman and director of Global Research at Smith Barney. From 1987 to 1992, Mr. Rivkin was director of the Equities Division and Director of Research of Lehman Brothers. From 1984 to 1987, Mr. Rivkin was President of PaineWebber Capital, Inc., the merchant banking arm of PaineWebber Group, and Chairman of Mitchell Hutchins Asset Management. Mr. Rivkin is also a director of HumaScan Inc., a medical device company, and PRT Group, Inc., an information technology company. Mr. Rivkin received a M.B.A. degree from Harvard Business School and a B.A. degree in Metallurgical Engineering from the Colorado School of Mines.

     Arnie Semsky, a Director, has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director of the BBDO Worldwide unit of Omnicom Group from 1982 until December 1998. Mr. Semsky joined BBDO Worldwide in 1979 as Vice President and Associate Director of Network Programming and he has served as a member of the board of directors of BBDO Worldwide since 1991. Mr. Semsky received a B.A. degree in English from Pace University.

     Charles W. Stryker, Ph.D., a Director, has been President of IntelliQuest Marketing Information Solutions, Inc. and President of Zona/Research since 1998. Dr. Stryker served as a Director of IntelliQuest Information Group Inc. from October 1997 to March 1998. From 1991 to 1997, he was President of each of MkIS User Forum and Information Technology Forum, companies providing marketing information, consulting and service products to executives and technology companies. Dr. Stryker received a B.S. degree and a M.S. degree in Electrical Engineering and a Ph.D. in Computer Science from New York University.

Key Employees

     Joseph T. Apprendi has been Senior Vice President -- Strategic Sales since January 1999. Mr. Apprendi was Senior Vice President -- Sponsorships and Promotions from June 1998 to December 1998. From March 1998 to June 1998, Mr. Apprendi was Executive Vice President of the CliqNow! Sales Group of K2 Design, Inc. From February 1996 to March 1998, Mr. Apprendi was Senior Vice President of Media and Promotion for K2 Design, Inc., from September 1995 to February 1996, Mr. Apprendi was an Account Executive with Harrington, Righter, and Parson, Inc. and from June 1992 to September 1995, Mr. Apprendi was an Account Executive with MMT Sales, Inc., a national broadcast advertising sales rep firm. Mr. Apprendi received a B.A. degree in Economics from Oberlin College.

     Mark A. Burchill has been Senior Vice President of Business Development and International since February 1998 and was Senior Vice President and co-founder of Petry from December 1995 to February 1998. In 1994, Mr. Burchill was Director of International Sales & Development for Petry Media Corp, a television rep firm. From 1992 to 1994, Mr. Burchill was a market consultant for the Los Angeles Rams and MTV Networks while also pursuing a graduate degree. From 1989 to 1992, Mr. Burchill was a Senior Media Planner in the media department of Young & Rubicam Advertising. Mr. Burchill received a M.B.A. degree from Anderson School of Management at the University of California at Los Angeles and a B.A. degree from Hobart College.

     Garrett P. Cecchini has been Senior Vice President, e-Commerce since January 1999. Mr. Cecchini was Senior Vice President of National Sales from February 1998 through December 1998. From February 1997 to February 1998, he was Vice President, General Manager of Katz Millennium Marketing. From December 1994 to February 1997, Mr. Cecchini was co-founder of Goodman Cecchini Media Design, a Web site development concern, and US Cybersites, a commercial bandwidth reseller. From 1992 to 1994, Mr. Cecchini was Vice President, Director of Sales for Sony Pictures Entertainment's Columbia TriStar Television Division, a syndicator of television programming. From January 1991 to December 1992, Mr. Cecchini was Senior Vice President, Director of Sales for Telemundo Group, Inc., a Spanish language television network. Mr. Cecchini received a B.S. degree in Accounting and Marketing from Manhattan College.

     Ronald A. Johnson has been Senior Vice President and Chief Information Officer since December 1998. Prior to joining our company, Mr. Johnson was with Bell Atlantic since 1983 where he led development and network integration of systems for Bell Atlantic's cellular, video, Internet and electronic publishing subsidiaries. Immediately prior to joining our company, Mr. Johnson headed systems development for Bell Atlantic Internet Solutions, Inc. and Big Yellow, Bell Atlantic's online yellow pages. Mr. Johnson managed the systems/network integration of interactive video-on-demand (VOD) systems for Bell Atlantic's Northern Virginia ADSL trial resulting in the integration and deployment of VOD for Telecom Italia in Rome, Italy. Specifically, he managed billing and operational support systems for Bell Atlantic, NYNEX and US West as they started their cellular businesses. Mr. Johnson received a B.A. degree in Chemistry from Central Methodist College.

     Geoff Judge has been Senior Vice President of Affiliate Relations since February 1998. Mr. Judge was President of Interactive Imaginations from September 1997 to February 1998 and was Executive Vice President, Marketing and Sales from May 1997 to September 1997. From 1995 to 1997, Mr. Judge was Vice President, Marketing for iMarket Inc., a software company. From 1994 to 1995, Mr. Judge was Vice President--Marketing at Doubleday Direct, where he managed the membership base of the company's nine book clubs. From 1985 to 1994, Mr. Judge was at American Express in numerous roles including Vice President and General Manager, Travel & Corporate Insurance Group, where he managed an operating group of over 70 people, and a $90 million portfolio of products that were direct marketed to cardmembers. Mr. Judge received a M.B.A. degree from the Columbia University Graduate School of Business and a B.A. degree in Economics from Northwestern University.

     Mark E. Moran has been Senior Vice President and General Counsel since April 1998. From June 1993 to April 1998, Mr. Moran was an associate attorney at Proskauer Rose LLP. From April 1986 to May 1993, Mr. Moran was a financial analyst in the Securities Processing Division of The Bank of New York. Mr. Moran received a J.D. degree from Fordham Law School, a M.B.A. degree in Finance from Fordham Graduate School of Business, and a B.A. degree in Economics from The University of Virginia.

     Scott Paternoster has been Senior Vice President--National Sales since January 1999. From June 1998 to December 1998, Mr. Paternoster was President of the CliqNow! division of our company. From February 1996 to June 1998, Mr. Paternoster was Founder and President of the CliqNow! Sales Group of K2 Design, Inc. and from 1989 to February 1996, Mr. Paternoster was the New York Sales Manager and an Account Executive at MMT Sales, Inc., a national broadcast advertising sales rep firm. Mr. Paternoster received a B.S. degree in Economics and Management from Ithaca College.

     Stuart D. Shaw has been Senior Vice President of Finance & Administration since February 1998. He was Vice President and Chief Financial Officer of Petry Interactive, Inc. from October 1997 to February 1998. From 1991 to 1997, Mr. Shaw was Director of Financial Reporting, then Vice President of Customer Resources for Penguin Books, a trade publisher. From 1989 to 1991, Mr. Shaw was Controller for Warren, Gorham & Lamont, a publisher of professional resource literature. From 1983 to 1989, Mr. Shaw was an auditor with Arthur Andersen. Mr. Shaw received a B.B.A. degree in Public Accounting from Pace University. Mr. Shaw is a Certified Public Accountant.

Committees of the Board of Directors

     Audit Committee. The Audit Committee, composed of Messrs. Ammon, Rivkin and Barry, who are not employed by us and are, thus, independent directors, does the following:

     o makes recommendations concerning the engagement of independent public accountants;

     o reviews with the independent public accountants the plans and results of the audit engagement;

     o approves professional services provided by the independent public accountants;

     o reviews the independence of the independent public accountants;

     o considers the range of audit and non-audit fees; and

     o reviews the adequacy of our internal accounting controls.

     Compensation Committee. The compensation committee, composed of Messrs. Moore, Rivkin and Stryker, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. In addition, the compensation committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

     Stock Option Committee. The stock option committee, composed of Messrs. Ammon, Rivkin and Barry, directors who qualify as outside directors under
Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, administers any of our stock-based incentive plans, including the 1998 stock incentive plan. In addition, the stock option committee is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code.

Election of Directors

     Prior to our first annual stockholders' meeting our board of directors will be divided into three classes. Directors of each class will be elected at the annual stockholders' meeting held in the year in which the term for such class expires and will serve the following for three years. No determination has been made as to which directors will be members of each class.

Compensation of Directors

     Directors do not receive salaries or cash fees for serving as directors or for serving on committees. All members of the board of directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 incentive plan. Under the 1998 stock incentive plan, each existing non-employee director has been granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant, and each new non-employee director will be granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant. Upon the date of each annual stockholders' meeting, each existing non-employee director shall be granted a non-qualified option to purchase 4,688 shares of common stock, or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting. All options granted to non-employee directors will vest at the rate of 25% on each of the first four anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will be exercisable for a period of ten years from the date of grant. Upon a change of control, all unvested options which have not yet expired will automatically become 100% vested.

Executive Compensation and Employment Agreements

     We have entered into employment agreements with our executive officers and each of our key employees named in this document providing for annual compensation in excess of $100,000. The material terms of such employment agreements generally are as follows:

     o the employment term runs through December 31, 1999, except as stated below and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least six months prior to the expiration of the then employment term;

     o during the employment term and thereafter, we will indemnify the executive to the fullest extent permitted by law, in connection with any claim against such executive as a result of such executive serving as one of our officers or directors or in any capacity at our request in or with regard to any other entity, employee benefit plan or enterprise;

     o any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) shall be settled exclusively by arbitration;

     o we may terminate the agreement at any time with or without cause (as defined in the agreement) and, if an executive is terminated without cause (including our giving notice of non-renewal), he will receive severance pay in an amount generally equal to six months' base salary and bonus, plus continued medical benefits for a period equal to the severance period as well as acceleration of outstanding options; and

     o if termination is the result of the executive's death or disability, we will pay to the executive or his estate an amount equal to six months' base salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments).

     The agreement of David J. Moore extends through January 1, 2001. Mr. Moore's agreement provides for an annual base salary of $225,000 and a target bonus of $275,000, $300,000 and $325,000 for 1998, 1999, and 2000,
respectively. Mr. Moore was also awarded 56,250 shares of restricted stock that vest over three years. In connection with this issuance, we are recognizing compensation expense of $90,000 ratably over the three-year vesting period. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to two times base salary, plus the maximum bonus for which he is eligible during the fiscal year of termination.

     The agreements of our other executive officers and named key employees provide for base salaries between $100,000 and $180,000 and target incentives, based on attainment of corporate goals, between $35,000 and $130,000.

     On December 11, 1998, we entered into a severance agreement with Yale R. Brown, our former director and Executive Vice President under which Mr. Brown resigned as an officer and director. We agreed to pay Mr. Brown the sum of $140,000 as severance, including attorneys' fees, and we exchanged mutual releases of substantially all claims arising out of his employment.

ITEM 11. EXECUTIVE COMPENSATION

                Summary of Cash and Certain Other Compensation

     The following table provides information about the compensation paid or payable by us for services rendered in all capacities to our Chief Executive Officer and our other executive officers who earned more than $100,000 for 1998.

                                                  Annual                                  Long Term
                                               Compensation                              Compensation
                             -------------------------------------------------   ----------------------------
                                                                                                                   All
                                                                     Other        Restricted      Securities      Other
         Name and                                                   Annual           Stock        Underlying     Compen-
    Principal Position             Salary            Bonus       Compensation      Award(s)      Options (#)     sation
--------------------------   ------------------   -----------   --------------   ------------   -------------   --------
David J. Moore ...........    $259,137             $343,750           $0          56,250             0             0
 President and
 Chief Executive
 Officer
C. Andrew Johns ..........    105,192 (1)            66,706            0              0            62,500          0
 Chief Financial
 Officer
Jacob I. Friesel .........    153,125 (2)           150,391            0              0              0             0
 Executive Vice
 President
Yale R. Brown ............    255,202 (3)            13,923            0              0              0             0
 Former Executive
  Vice President

------------

(1) Mr. Johns commenced his employment with us on April 17, 1998.
(2) Mr. Friesel commenced his employment with us on February 24, 1998.
(3) Mr. Brown commenced his employment with us on April 13, 1998 and terminated his employment on December 11, 1998. Amounts include all payments, totaling approximately $140,000, to be made pursuant to a severance agreement.

Stock Options

     The following table contains information concerning the grant of options under the 1998 stock incentive plan to each of our executive officers during the year ended December 31, 1998. We did not grant any stock appreciation rights in 1998.

                       Option Grants in Last Fiscal Year

                                           Individual Grants
                    ---------------------------------------------------------------
                                         Percent of                                       Potential Realizable
                       Number of            Total                                           Value at Assumed
                       Securities          Options                                           Annual Rates of
                       Underlying        Granted to                                        Stock Appreciation
                        Options         Employees in      Exercise                           for Option Term
                                                            Price       Expiration    ----------------------------
       Name          Granted(#)(1)     Fiscal Year(2)     ($/Share)       Date(3)          5%           10%
-----------------   ---------------   ----------------   -----------   ------------   -----------   -----------
C. Andrew Johns         62,500               4.3%          $ 4.00        3/25/08       $157,224      $398,436

------------

(1) All options granted in 1998 were granted pursuant to the 1998 stock incentive plan. The grant to Mr. Johns is exercisable in annual increments of 25% of the total grant, beginning on the first anniversary of the date of grant. All options were granted at the fair market value of common stock on the effective date of grant.
(2) The total number of options granted to directors and employees in 1998 was 1,455,645.
(3) Each option may be subject to earlier termination if the officer's employment with us is terminated.

     The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 1998 and the value of outstanding and unexercised options held as of December 31, 1998. There were no stock appreciation rights exercised during 1998 and none were outstanding as of December 31, 1998.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-end Option Values

                                                            Number of
                                                      Securities Underlying             Value of Unexercised
                                                       Unexercised Options                In-the-Money Options
                        Shares                         at December 31, 1998             at December 31, 1998(1)
                       Acquired        Value     -------------------------------   ---------------------------------
       Name          on Exercise     Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------   -------------   ----------   -------------   ---------------   -------------   --------------
C. Andrew Johns          $ --          $ --           0              62,500              $0          $1,500,000

------------
(1) Represents the difference between the closing market price of the common stock as reported by Nasdaq on December 31, 1998 of $28.00 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

1998 Stock Incentive Plan

     Background; Purpose; Eligibility. The following description of the incentive plan is intended only as a summary. The incentive plan is intended to foster stock ownership by employees and directors and thereby attract, retain and reward such employees and directors. All of our employees, consultants and non-employee directors that satisfy requirements are eligible to be granted awards under the incentive plan.

     Administration. The incentive plan is administered by the stock option committee of our board of directors. The stock option committee has full authority and discretion, subject to the terms of the incentive plan, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plan may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plan expire no more than ten years from the date of grant.

     Available Shares and Other Units. A maximum of 3,000,000 shares of common stock may be issued pursuant to the incentive plan. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plan is 187,500. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plan.

     Amendments. The incentive plan may be amended by the board of directors, except that, generally, stockholder approval is required to take the following actions:

     o increase the aggregate number of shares of common stock reserved for awards or the maximum individual limits for any fiscal year;

     o change the classification of employees and non-employee directors eligible to receive awards;

     o decrease the minimum option price of any option;

     o extend the maximum option period under the incentive plan; or

     o change any rights with respect to non-employee directors.

     Stock Options. Under the incentive plan, the stock option committee may grant options to purchase shares of common stock. Options may be incentive stock options or non-qualified stock options. The stock option committee will determine the number of shares subject to the option, the term of the option, the exercise price per share, the vesting schedule, and the other material terms of the option.

     Restricted Stock. The incentive plan authorizes the stock option committee to award shares of restricted stock. Upon the award of restricted stock, the recipient has all rights of a stockholder, unless otherwise specified by the stock option committee at the time of grant, subject to the conditions and restrictions generally applicable to restricted stock.

     Change of Control. In the event that we merge with another company, upon the sale of substantially all of our assets or securities representing 40% or more of the total combined voting power of our then outstanding securities, or upon changes in membership of the board of directors during any two-year period, then:

     o each option will be fully vested and immediately exerciseable, or each option may be repurchased by us for an amount of cash equal to the excess of the change of control price (as defined in the incentive plan) over the exercise price; and

     o the restrictions on shares of restricted stock shall lapse as if the applicable restriction period had ended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding beneficial ownership of the common stock as of February 28, 1999, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and executive officers and (iii) our current directors and executive officers as a group.

                              Number of
     Beneficial Owner(1)        Shares    Percentage
---------------------------- ----------- ------------
Executive Officers and
 Directors:
David J. Moore (2) (3)         994,893        6.1%
R. Theodore Ammon (4)        1,751,703       10.7
Jacob I. Friesel (2) (5)       787,078        4.8
C. Andrew Johns (2) (6)         27,000          *
John F. Barry III (7)        1,750,703       10.2
Jack L. Rivkin (8)           2,576,540       15.0
Arnie Semsky (2)                     0          *
Charles W. Stryker (9)           9,375          *
All directors and executive
 officers as a group (8
 persons)                    7,897,292       48.4
Other 5% Stockholders:
Yale R. Brown (10)             865,759        5.2

------------
*  Represents less than 1% of the outstanding common stock.
 (1) Applicable percentage ownership is based on 16,432,244 shares of common stock outstanding as of February 28, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of February 28, 1999 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) The address of Messrs. Moore, Friesel, Johns and Semsky is c/o 24/7 Media, Inc., 1250 Broadway, New York, New York 10001.
 (3) Includes 37,500 unvested shares of common stock issued pursuant to the Incentive Plan and subject to forfeiture pursuant thereto. Includes 244,505 shares held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore. Mr. Moore's wife is the trustee of each such trust.
 (4) Represents 875,351 shares, Class A warrants to purchase 437,676 shares and Class B warrants to purchase 437,676 shares held by Big Flower Digital Services, Inc., an indirect subsidiary of Big Flower Holdings, Inc. Mr. Ammon is the Chairman of the board of directors of Big Flower Holdings, Inc. Mr. Ammon does not own any shares our common stock in his individual capacity and expressly disclaims beneficial ownership of the shares held by Big Flower Digital Services, Inc. The address of each of these entities is c/o Big Flower Holdings, Inc., 3 East 54th Street, New York, New York 10022.
 (5) Includes 262,360 shares held by a family trust, beneficial ownership of which is disclaimed by Mr. Friesel.
 (6) Includes options to acquire 15,625 shares and Class C warrants to purchase 9,375 shares.
 (7) Represents 656,513 shares, Class A warrants to purchase 328,257 shares and Class B warrants to purchase 328,257 shares held by Prospect Street NYC Discovery Fund, L.P. and 218,838 shares, Class A warrants to purchase 109,419 shares and Class B warrants to purchase 109,419 shares held by Prospect Street NYC Co-Investment Fund, L.P. Mr. Barry is one of our directors and is the Managing General Partner of Prospect Street NYC Discovery Fund, L.P. Mr. Barry does not own any shares of our common stock in his individual capacity and expressly disclaims beneficial ownership of the shares held by Prospect Street NYC Discovery Fund, L.P. and Prospect Street NYC Co-Investment Fund, L.P. The address of each of these entities is c/o Prospect Street Ventures, 10 East 40th St., 44th floor, New York, New York 10016.
 (8) Represents 1,666,829 shares, Class A warrants to purchase 437,676 shares and Class B warrants to purchase 437,676 shares held by The Travelers Insurance Company, and 34,359 shares held by The Travelers Indemnity Company. Mr. Rivkin is one of our directors and is Senior Vice President of Travelers Investment Group Inc., an affiliate of The Travelers Insurance Company and The Travelers Indemnity Company. Mr. Rivkin does not own any shares of our common stock in his individual capacity and expressly disclaims beneficial ownership of the shares held by The Travelers Insurance Company and The Travelers Indemnity Company. The address of each of these entities is c/o Travelers Group Inc., 388 Greenwich Street, 36th floor, New York, New York 10013. None of Travelers

     Group Inc., The Travelers Insurance Company, The Travelers Indemnity Company or their respective affiliates has assumed or has any responsibility for our management, business or operations, or for the statements contained in this prospectus or the registration statement of which this prospectus forms a part, other than the limited information regarding securities ownership contained in this table.

 (9) Includes options to acquire 4,375 shares. The address of Mr. Stryker is c/o IntelliQuest Information Systems, Inc., 380 Interstate North Parkway, Suite 310, Atlanta, Georgia 30339.

(10) Represents 636,611 shares, Class A warrants to purchase 87,534 shares, Class B warrants to purchase 87,534 shares and Class C warrants to purchase 45,080 shares. Mr. Brown is a former officer and director of our company and was co-founder of Intelligent Interactions Corporation. Mr. Brown's address is 1175 North East Miami Gardens Drive, Apt. 709E, North Miami Beach, Florida 33719.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Investments by The Travelers Insurance Company

     In November 1996, we entered into a Securities Purchase Agreement with The Travelers Insurance Company for the sale and issuance of convertible preferred shares with an initial conversion price of $11.48, subject to adjustment in the event that we subsequently sold securities at a lower price. Travelers' investment was approximately $1,000,000 and was subsequently converted into 119,613 shares of common stock. In addition, in 1997 and January 1998, we issued to The Travelers Insurance Company senior convertible notes in an aggregate principal amount of $1,400,000 with initial conversion prices ranging from $1.60 per share to $11.48 per share and also issued warrants. These securities were subsequently converted into approximately 642,401 shares of common stock. Jack L. Rivkin, one of our directors, is the Senior Vice President of the Investment Group of Travelers Group Inc.

   Merger of Petry, Advercomm and Interactive Imaginations into our Company

     Under an Agreement and Plan of Merger, dated February 2, 1998, Petry and Advercomm were merged into 24/7 Media, Inc. Upon consummation of these mergers, each share of common stock of Petry was converted into 20,988.74 shares of our common stock and each share of common stock of Advercomm was converted into
262.36 shares of our common stock.

     In connection with the acquisitions of Petry and Advercomm, we entered into a Securities Purchase Agreement, dated February 25, 1998, with investors including Travelers and David J. Moore, our President and Chief Executive Officer, for the sale and issuance of preferred shares and warrants for total proceeds of $10,060,002. For each $10,000 invested, the investors received 10,000 shares of Series A preferred stock, which were automatically converted into common stock at a conversion price of $3.81 upon consummation of our initial public offering, and approximately 1,313 Class A warrants, exercisable into common stock at an exercise price of $7.62 per share, and approximately 1,313 Class B warrants, exercisable into common stock at an exercise price of $11.42 per share.

     Petry entered into an oral consulting agreement with a corporation of which C. Andrew Johns, our Executive Vice President, Treasurer and Chief Financial Officer was an officer and a 50% stockholder, pursuant to which the corporation was paid $75,000 and Class C warrants to purchase 18,750 shares of common stock at an exercise price of $3.81 per share for consulting services rendered in connection with the merger. We recorded $13,500 of acquisition costs in connection with these warrants. We also paid the corporation a consulting fee of approximately $33,000 for services rendered in connection with the acquisition of Intelligent Interactions.

     On February 24, 1998, Michael P. Paolucci, one of our former directors, entered into a Confidential Separation Agreement and General Release with us pursuant to which Mr. Paolucci's employment as an executive of Interactive Imaginations was terminated. The terms of the Separation Agreement generally provide for each party to release and discharge the other party from all causes of action, claims, judgments, obligations, damages or liabilities. We agreed to issue to Mr. Paolucci Class C warrants to purchase 625,000 shares of common stock at an exercise price of $3.81 per share and extended from January 31, 2000 to January 31, 2005 the term of a fully vested option held by Mr. Paolucci to purchase 13,000 shares of common stock at $1.72 per share. Accordingly, we recorded compensation expense of $450,000 during the three month period ended March 31, 1998 in connection with this transaction.

     We also entered into a Consulting Agreement, dated as of January 1, 1998 with Neterprises, Inc., pursuant to which Mr. Paolucci, President and sole stockholder of Neterprises, Inc., agreed to provide management and consulting services to us for a term of up to one year in connection with the identification and evaluation of potential strategic relationships and potential acquisition targets. In return for such services, Mr. Paolucci received a lump sum payment of $180,000 and received a monthly fee of $12,500. This agreement terminated December 31, 1998.

   Intelligent Interactions Acquisition

     Under an Agreement and Plan of Merger, dated as of April 9, 1998, we acquired Intelligent Interactions and shareholders of Intelligent Interactions received shares of our capital stock. Such shareholders (i) entered into an amended and restated version of the Shareholders' Agreement and (ii) were granted registration rights with respect to their shares of common stock. See "Description of Capital Stock--Registration Rights."

     During 1995 and 1996, Intelligent Interactions borrowed $56,000 and $55,000, respectively, from Yale R. Brown, who was the founder and principal stockholder of Intelligent Interactions. All amounts outstanding at September 6, 1996 under these notes, plus accrued interest on those amounts, were converted into one instrument in the amount of $114,000. During 1997, the full outstanding balance was paid on this obligation.

   Future Transactions
     Our board of directors has adopted a policy that future transactions between us and our officers, directors, principal stockholders and their affiliates will be subject to approval of a majority of the Independent Directors, and will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

Compliance With Reporting Requirements

     Under the securities laws of the United States, the Company's directors, executive (and certain other) officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates during 1998. Based solely on its review of such forms received by it from such persons for their 1998 transactions, the Company believes that all filing requirements applicable to such directors, executive (and certain other) officers and greater than ten percent beneficial owners were complied with.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

               (a) See Index to Financial Statements immediately following
                   Exhibit Index.

               (b) No Current Reports on Form 8-K were filed during 1998.

               (c) Exhibits. See Exhibit Index immediately following signature pages.

                                   SIGNATURES

     KNOW ALL MEN BY THESE PRESENT, that each person or entity whose signature appears below constitutes and appoints David J. Moore, C. Andrew Johns and Mark
E. Moran, and each of them, its true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on March 30, 1999.

                                     24/7 MEDIA, INC.

                                     By:  /s/ David J. Moore
                                     ---------------------------
                                     David J. Moore
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 30, 1999 by the following persons in the capacities indicated:

         Signature                                  Title
---------------------------   ------------------------------------------------
/s/ David J. Moore            Chief Executive Officer and Director
-------------------------     (Principal Executive Officer)
David J. Moore

/s/ R. Theodore Ammon         Chairman of the Board
-------------------------
R. Theodore Ammon

/s/ Jacob I. Friesel          Executive Vice President and Director
-------------------------
Jacob I. Friesel

/s/ John F. Barry             Director
-------------------------
John F. Barry

/s/ Jack L. Rivkin            Director
-------------------------
Jack L. Rivkin

/s/ Arnie Semsky              Director
-------------------------
Arnie Semsky

/s/ Charles W. Stryker        Director
-------------------------
Charles W. Stryker, Ph.D.

/s/ C. Andrew Johns           Executive Vice President, Treasurer & Chief
-------------------------     Financial Officer (Principal Financial Officer)
C. Andrew Johns

/s/ Stuart D. Shaw            Senior Vice President and Controller
-------------------------     (Principal Accounting Officer)
Stuart D. Shaw



(c) Exhibit Index.

Exhibits and Financial Statement Schedule/Index

Exhibit
Number       Description
----------   ------------------------------------------------------------------
   3.1       +Amended and Restated Certificate of Incorporation of the Company.
   3.2       +By-laws of the Company.
  10.1       +1998 Stock Incentive Plan.
  10.2       +Form of Stock Option Agreement.
10.3.1       +Lease Agreement, dated April 30, 1998, between the Company and 38-32 Associates.
10.3.2       +Lease Option Notice, dated July 7, 1998 between the Company and 38-32 Associates.
  10.4       +Agreement and Plan of Merger dated February 2, 1998 by and among Interactive
              Imaginations, Inc., 24/7 Acquisition Corp., Petry Interactive, Inc. and Advercomm, Inc.
  10.5       +Agreement and Plan of Merger dated as of April 9, 1998 by and among 24/7 Media, Inc.,
              Interactions Acquisition Corp. and Intelligent Interactions Corporation and the persons set forth on the signature pages thereto.
  10.6       +Asset Purchase Agreement, dated as of June 1, 1998, by and between 24/7 Media, Inc. and
              K2 Design, Inc.
  10.7       +Securities Purchase Agreement, dated February 25, 1998, among Interactive Imaginations and certain investors named therein.
  10.8       +Registration Rights Agreement, dated April 9, 1998 by and among 24/7 Media, Inc., The
              Travelers Insurance Company, Prospect Street NYC Discovery Fund, L.P., Prospect Street
              NYC Co-Investment Fund, L.P. , Big Flower Digital Services, Inc., David Banks, Trinity
              Ventures V, L.P., Trinity V Side-By-Side Fund, L.P., Zero Stage Capital V Limited
              Partnership, and F&W Investments 1996.
  10.9       +Employment Agreement between David J. Moore and Interactive Imaginations, Inc., dated
              February 24, 1998.
  10.10      +Employment Agreement between Jacob I. Friesel and Interactive Imaginations, Inc., dated
              February 24, 1998.
  10.11      +Employment Agreement between Yale R. Brown and 24/7 Media, Inc., dated April 9, 1998.
  10.12      +Employment Agreement between C. Andrew Johns and 24/7 Media, Inc., dated April 20,
              1998.
  10.13      +Consulting Agreement dated as of January 1, 1998 by and between Interactive Imaginations,
              Inc. and Neterprises, Inc.
  10.14      +Confidential Separation Agreement and General Release by and between Michael P. Paolucci and Interactive Imaginations, Inc., dated February 24, 1998.
  10.15      +Form of Indemnification Agreement.
  10.16      +GlobalCenter Master Service Agreement, dated May 1, 1998.
  10.17      +Operating Lease agreement dated June 1, 1996 between Brentwood Credit Corporation, AT&T
              Systems Leasing and Interactive Imaginations, Inc. (including amendments thereto).
  10.18      +Operating Lease agreement, dated May 18, 1998, as amended on July 7, 1998 between Sun
              Microsystems and 24/7 Media, Inc. and as amended on July 7, 1998.
  10.19      +Pledge and Security Agreement, dated as of November 11, 1997, between Interactive
              Imaginations, Inc. and The Travelers Insurance Company.
  10.20      +Senior Convertible Note with Warrants Purchase Agreement, dated as of June 11, 1997, between Interactive Imaginations, Inc. and The Travelers Insurance Company.

10.21        +Amended and Restated Stockholders' Agreement by and among 24/7 Media, Inc. and certain investors named therein.
10.22      *++Marketing, Development, License and Software Agreement, dated October 23, 1998, between
              24/7 Media, Inc., China Internet Corporation and China.com Corporation.
10.23       ++Joint Marketing Agreement, dated September 30, 1998, between 24/7 Media, Inc., American
              Cities Studios, Inc. and Cybernet International Corporation.
10.24       ++Subscription Agreement, dated January 20, 1999, between 24/7 Media, Inc., InterAd Holdings
              Ltd., Interadventures Limited and Gordon Wallace Simpson of Fairways.
10.25       ++Agreement and Plan of Merger, dated March 8, 1999, between 24/7 Media, Inc., Factor K
              Acquisition Corporation and Sift, Inc.
11.1        ++Statement regarding computation of per share earnings.
23.1          Consent of KPMG LLP.
27.1        ++Financial Data Schedule.

----------------
   + Incorporated by reference to Exhibits to the Registrant's Registration
     Statement on Form S-1 dated August 23, 1998 (File No. 333-56085).
  ++ Incorporated by reference to Exhibits to the Registrant's Registration
     Statement on Form S-1 dated March 19, 1999. (File No. 333-70857).
   * Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended. The omitted portions have been separately filed with the Commission.

                                24/7 MEDIA, INC.
             (Successor Company to Interactive Imaginations, Inc.)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Independent Auditors' Report ........................................................   F-2
Consolidated Balance Sheets .........................................................   F-3
Consolidated Statements of Operations ...............................................   F-4
Consolidated Statements of Stockholders' Equity (Deficit) ...........................   F-5
Consolidated Statements of Cash Flows ...............................................   F-6
Notes to Consolidated Financial Statements ..........................................   F-7
Financial Statement Schedules--Valuation and Qualifying Accounts--Allowance for
  Doubtful Accounts .................................................................   S-1

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Media, Inc.

     We have audited the accompanying consolidated balance sheets of 24/7 Media, Inc. and subsidiaries (successor company to Interactive Imaginations, Inc.) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying Index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Media, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                 KPMG LLP


New York, New York
March 2, 1999

                                24/7 MEDIA, INC.
             (Successor Company to Interactive Imaginations, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                             -----------------------------------
                                                                                   1997               1998
                                                                             ----------------   ----------------
                               ASSETS
Current assets:
   Cash and cash equivalents .............................................    $      94,000      $  33,983,000
   Accounts receivable, net of allowance for doubtful
    accounts of $64,000 and $268,000,
    respectively .........................................................          176,000          8,442,000
   Prepaid expenses and other current assets .............................           15,000            537,000
                                                                              -------------      -------------
       Total current assets ..............................................          285,000         42,962,000
                                                                              -------------      -------------
Property and equipment, net ..............................................          591,000          2,022,000
Goodwill, net ............................................................               --         10,935,000
Investment in affiliated company .........................................               --          6,566,000
Deferred offering costs ..................................................          111,000                 --
Intangible assets, net ...................................................            3,000             16,000
Deposits .................................................................           49,000            215,000
                                                                              -------------      -------------
       Total assets ......................................................    $   1,039,000      $  62,716,000
                                                                              =============      =============
             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ......................................................    $     883,000      $   5,649,000
   Accrued liabilities ...................................................          471,000          5,006,000
   Current installments of obligations under capital leases ..............               --             30,000
   Deferred revenue ......................................................           96,000             51,000
                                                                              -------------      -------------
       Total current liabilities .........................................        1,450,000         10,736,000
                                                                              -------------      -------------
Senior convertible notes payable--related parties, net of debt
 discount of $158,000 ....................................................        2,317,000                 --

Obligations under capital leases, excluding current installments .........               --             34,000
Stockholders' equity (deficit):
   Convertible preferred stock, $.01 par value; 10,000,000 shares authorized; 158,144 and no shares issued and outstanding,
    respectively; with aggregate liquidation preference of
    $4,539,000 at December 31, 1997.......................................            2,000                 --
   Common stock, $.01 par value; 70,000,000 shares authorized;
    1,148,762 and 15,718,873 shares issued and outstanding,
    respectively .........................................................           11,000            157,000
   Additional paid-in capital ............................................       10,564,000         90,438,000
   Deferred stock compensation ...........................................               --           (345,000)
   Accumulated deficit ...................................................      (13,305,000)       (38,304,000)
                                                                              -------------      -------------
       Total stockholders' equity (deficit) ..............................       (2,728,000)        51,946,000
                                                                              -------------      -------------
Commitments and contingencies

       Total liabilities and stockholders' equity
        (deficit) ........................................................    $   1,039,000      $  62,716,000
                                                                              =============      =============

                See accompanying notes to financial statements.

                                24/7 MEDIA, INC.
             (Successor Company to Interactive Imaginations, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years ended December 31,
                                                    ----------------------------------------------------
                                                          1996              1997              1998
                                                    ---------------   ---------------   ----------------
Revenues:
   Advertising ..................................    $  1,106,000      $  1,467,000      $  19,744,000
   Consulting and license fees ..................         436,000         1,681,000            119,000
                                                     ------------      ------------      -------------
       Total revenues ...........................       1,542,000         3,148,000         19,863,000
Cost of revenues ................................       1,593,000         1,655,000         15,970,000
                                                     ------------      ------------      -------------
       Gross profit (loss) ......................         (51,000)        1,493,000          3,893,000
                                                     ------------      ------------      -------------
Operating expenses:
   Sales and marketing ..........................       2,240,000         1,673,000          7,971,000
   General and administrative ...................       3,010,000         2,623,000          8,692,000
   Product development ..........................       1,461,000         1,418,000          1,902,000
   Write-off of property and equipment ..........              --           757,000                 --
   Legal costs in connection with claim .........              --           232,000                 --
   Write-off of acquired in-process
    technology ..................................              --                --          5,000,000
   Amortization of goodwill .....................              --                --          5,722,000
                                                     ------------      ------------      -------------
       Total operating expenses .................       6,711,000         6,703,000         29,287,000
                                                     ------------      ------------      -------------
       Loss from operations .....................      (6,762,000)       (5,210,000)       (25,394,000)
Interest income .................................          12,000            18,000            886,000
Interest expense ................................         (46,000)         (114,000)          (215,000)
                                                     ------------      ------------      -------------
       Net loss .................................      (6,796,000)       (5,306,000)       (24,723,000)
Cumulative dividends on mandatorily
 convertible preferred stock ....................              --                --           (276,000)
                                                     ------------      ------------      -------------
Net loss attributable to common
 stockholders ...................................    $ (6,796,000)     $ (5,306,000)     $ (24,999,000)
                                                     ============      ============      =============
Net loss per share--basic and diluted ...........    $      (6.48)     $      (4.88)     $       (2.62)
                                                     ============      ============      =============
Weighted average shares outstanding .............       1,049,432         1,086,614          9,533,056
                                                     ============      ============      =============

                See accompanying notes to financial statements.

                                24/7 MEDIA, INC.
             (Successor Company to Interactive Imaginations, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 Years Ended December 31, 1996, 1997 and 1998

                                                                            Stockholders' Equity (Deficit)
                                                     ----------------------------------------------------------------------------
                                                            Convertible              Common stock             Common stock
                                                          preferred stock               voting                   Class A
                                                     ------------------------- ------------------------ -------------------------
                                                         Shares       Amount      Shares       Amount       Shares       Amount
                                                     ------------- ----------- ------------ ----------- ------------- -----------
Balance as of December 31, 1995 ....................          --    $      --           --   $     --        73,333    $   1,000
Issuance of Class A common stock, net of $39,000
 issuance costs ....................................          --           --           --         --        34,371           --
Common stock Class A converted .....................          --           --    1,077,033     11,000      (107,704)      (1,000)
Issuance of common stock to officer ................          --           --        2,083         --            --           --
Issuance of warrants in connection
 with mandatory conversion subordinated notes.......          --           --           --         --            --           --
Notes converted to preferred stock .................      52,262        1,000           --         --            --           --
Issuance of preferred stock, net of $237,000
 issuance costs ....................................      88,460        1,000           --         --            --           --
Net loss ...........................................          --           --           --         --            --           --
                                                          ------    ---------    ---------   --------      --------    ---------
Balance as of December 31, 1996 ....................     140,722        2,000    1,079,116     11,000            --           --
Issuance of preferred stock ........................      17,422           --           --         --            --           --
Issuance of common stock to officer ................          --           --       10,462         --            --           --
Issuance of warrants in connection
 with senior convertible notes--related parties ....          --           --           --         --            --           --
Senior convertible notes payable--related parties
 converted into common stock .......................          --           --       59,184         --            --           --
Net loss ...........................................          --           --           --         --            --           --
                                                         -------    ---------    ---------   --------      --------    ---------
Balance as of December 31, 1997 ....................     158,144        2,000    1,148,762     11,000            --           --
Issuance of warrants in connection with senior
 convertible notes payable--related parties ........          --           --           --         --            --           --
Issuance of warrants to former officer .............          --           --           --         --            --           --
Issuance of warrants to consultant .................          --           --           --         --            --           --
Issuance of common stock for acquired businesses....          --           --    5,278,167     53,000            --           --
Issuance of stock options to employees .............          --           --           --         --            --           --
Issuance of common stock to officer ................          --           --       56,250      1,000            --           --
Amortization of deferred stock compensation ........          --           --           --         --            --           --
Issuance of common stock to consultants ............          --           --        5,909         --            --           --
Offering costs in connection with mandatorily
 redeemable convertible preferred stock ............          --           --           --         --            --           --
Senior convertible notes payable--related parties
 converted into common stock .......................          --           --      828,036      8,000            --           --
Convertible preferred stock converted into
 common stock ......................................    (158,144)      (2,000)     542,908      5,000            --           --
Conversion of warrants into common stock ...........          --           --      191,349      2,000            --           --
Imputed interest on loans payable--related parties            --           --           --         --            --           --
Accrual of cumulative dividends on mandatorily
 redeemable convertible preferred stock ............          --           --           --         --            --           --
Issuance of common stock in initial public
 offering, net .....................................          --           --    3,550,000     36,000            --           --
Conversion of mandatorily redeemable convertible
 preferred stock into common stock .................          --           --    3,807,533     38,000            --           --
Exercise of stock options ..........................          --           --      106,108      1,000            --           --
Issuance of common stock to China.Com ..............          --           --      203,851      2,000            --           --
                                                        --------    ---------    ---------   --------      --------    ---------
Net loss for the period ............................          --           --           --         --            --           --
                                                        --------    ---------    ---------   --------      --------    ---------
Balance as of December 31, 1998 ....................          --    $      --   15,718,873   $157,000            --    $      --
                                                        ========    =========   ==========   ========      ========    =========

                                                             Stockholders' Equity (Deficit)
                                                     ----------------------------------------------
                                                       Additional      Deferred                           Total
                                                         paid-in         stock        Accumulated     stockholders'
                                                         capital     compensation       deficit      equity (deficit)
                                                     -------------- -------------- ---------------- -----------------
Balance as of December 31, 1995 ....................  $ 1,406,000     $       --    $  (1,203,000)   $      204,000
Issuance of Class A common stock, net of $39,000
 issuance costs ....................................    4,486,000             --               --         4,486,000
Common stock Class A converted .....................      (10,000)            --               --                --
Issuance of common stock to officer ................       37,000             --               --            37,000
Issuance of warrants in connection
 with mandatory conversion subordinated notes.......       18,000             --               --            18,000
Notes converted to preferred stock .................    1,499,000             --               --         1,500,000
Issuance of preferred stock, net of $237,000
 issuance costs ....................................    2,301,000             --               --         2,302,000
Net loss ...........................................           --             --       (6,796,000)       (6,796,000)
                                                      -----------     ----------    -------------    --------------
Balance as of December 31, 1996 ....................    9,737,000             --       (7,999,000)        1,751,000
Issuance of preferred stock ........................      500,000             --               --           500,000
Issuance of common stock to officer ................       32,000             --               --            32,000
Issuance of warrants in connection
 with senior convertible notes--related parties ....      201,000             --               --           201,000
Senior convertible notes payable--related parties
 converted into common stock .......................       94,000             --               --            94,000
Net loss ...........................................           --             --       (5,306,000)       (5,306,000)
                                                      -----------     ----------    -------------    --------------
Balance as of December 31, 1997 ....................   10,564,000             --      (13,305,000)       (2,728,000)
Issuance of warrants in connection with senior
 convertible notes payable--related parties ........       12,000             --               --            12,000
Issuance of warrants to former officer .............      450,000             --               --           450,000
Issuance of warrants to consultant .................       20,000             --               --            20,000
Issuance of common stock for acquired businesses....   10,769,000             --               --        10,822,000
Issuance of stock options to employees .............      332,000       (332,000)              --                --
Issuance of common stock to officer ................       89,000        (90,000)              --                --
Amortization of deferred stock compensation ........           --         77,000               --            77,000
Issuance of common stock to consultants ............       22,000             --               --            22,000
Offering costs in connection with mandatorily
 redeemable convertible preferred stock ............     (229,000)            --               --          (229,000)
Senior convertible notes payable--related parties
 converted into common stock .......................    2,666,000             --               --         2,674,000
Convertible preferred stock converted into
 common stock ......................................       (3,000)            --               --                --
Conversion of warrants into common stock ...........       (2,000)            --               --                --
Imputed interest on loans payable--related parties          9,000             --               --             9,000
Accrual of cumulative dividends on mandatorily
 redeemable convertible preferred stock ............           --             --         (276,000)         (276,000)
Issuance of common stock in initial public
 offering, net .....................................   44,735,000             --               --        44,771,000
Conversion of mandatorily redeemable convertible
 preferred stock into common stock .................   17,169,000             --               --        17,207,000
Exercise of stock options ..........................      271,000             --               --           272,000
Issuance of common stock to China.Com ..............    3,564,000             --               --         3,566,000
                                                      -----------     ----------    -------------    --------------
Net loss for the period ............................           --             --      (24,723,000)      (24,723,000)
                                                      -----------     ----------    -------------    --------------
Balance as of December 31, 1998 ....................  $90,438,000     $ (345,000)   $ (38,304,000)   $   51,946,000
                                                      ===========     ==========    =============    ==============

                 See accompanying notes to financial statements.

                                24/7 MEDIA, INC.
             (Successor Company to Interactive Imaginations, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years ended December 31,
                                                                           ---------------------------------------------------
                                                                                 1996             1997              1998
                                                                           ---------------- ---------------- -----------------
Cash flows from operating activities:
   Net loss ..............................................................   $ (6,796,000)    $ (5,306,000)    $ (24,723,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ........................................        305,000          365,000           459,000
    Amortization of debt discount ........................................         18,000           43,000           158,000
    Write-off of property and equipment ..................................             --          757,000                --
    Write-off of acquired in-process technology ..........................             --               --         5,000,000
    Accrued interest on senior convertible notes--related
     parties .............................................................             --           69,000            15,000
    Imputed interest on note payable--related party ......................             --               --             9,000
    Provision for doubtful accounts ......................................         66,000               --           347,000
    Amortization of intangible assets ....................................             --               --         5,722,000
    Non-cash compensation ................................................         37,000           32,000           569,000
    Changes in operating assets and liabilities, net of
     effect of acquisitions:
     Accounts receivable .................................................       (274,000)          91,000        (6,209,000)
     Prepaid assets and other current assets .............................       (237,000)         222,000          (440,000)
     Deposits ............................................................        (45,000)          12,000          (166,000)
     Accounts payable ....................................................             --          746,000         1,377,000
     Accrued liabilities .................................................        443,000          (43,000)        3,296,000
     Deferred revenue ....................................................      1,550,000       (1,454,000)          (45,000)
                                                                             ------------     ------------     -------------
       Net cash used in operating activities .............................     (4,933,000)      (4,466,000)      (14,631,000)
                                                                             ------------     ------------     -------------
Cash flows from investing activities:
   Increase in intangible assets .........................................        (41,000)              --           (13,000)
   Cash paid for acquisitions, net .......................................             --               --        (1,491,000)
   Proceeds from sale of property and equipment ..........................             --           23,000                --
   Purchases of property and equipment ...................................     (1,537,000)         (42,000)       (1,560,000)
   Cash paid for investment in affiliated company ........................             --               --        (3,000,000)
                                                                             ------------     ------------     -------------
       Net cash used in investing activities .............................     (1,578,000)         (19,000)       (6,064,000)
                                                                             ------------     ------------     -------------
Cash flows from financing activities:
   Net proceeds from issuance of Mandatorily Redeemable Series A
    Preferred Stock ......................................................             --               --        10,060,000
   Deferred offering costs ...............................................             --         (111,000)         (321,000)
   Proceeds from senior convertible notes payable--related parties .......             --        2,500,000           150,000
   Proceeds from notes payable--related parties ..........................             --               --                --
   Repayment of notes payable--related parties ...........................        (87,000)              --          (296,000)
   Proceeds from exercise of stock options ...............................             --               --           272,000
   Proceeds from mandatory conversion subordinated notes
    payable ..............................................................      1,500,000               --                --
   Proceeds from issuance of common stock, net ...........................      4,486,000               --        44,771,000
   Proceeds from issuance of convertible preferred stock, net ............      2,302,000          500,000                --
   Payment of capital lease obligations ..................................             --               --           (52,000)
                                                                             ------------     ------------     -------------
       Net cash provided by financing activities .........................      8,201,000        2,889,000        54,584,000
                                                                             ------------     ------------     -------------
       Net change in cash and cash equivalents ...........................      1,690,000       (1,596,000)       33,889,000
Cash and cash equivalents at beginning of period .........................             --        1,690,000            94,000
                                                                             ------------     ------------     -------------
Cash and cash equivalents at end of period ...............................   $  1,690,000     $     94,000     $  33,983,000
                                                                             ============     ============     =============

                See accompanying notes to financial statements.

                               24/7 MEDIA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies

 (a) Summary of Operations

     24/7 Media, Inc. ("24/7 Media" or the "Company") operates networks of Web sites that enable both advertisers and Web publishers to capitalize on the opportunities presented by Internet advertising, direct marketing and electronic commerce. The Company generates revenues by delivering advertisements and promotions to Web sites affiliated with the Company. The Company's network properties include The 24/7 Network, The 24/7 Media Europe Network, commencing January 29, 1999 (see note 13), and The ContentZone, which are networks of Web sites to which advertisements and promotions are served.

     24/7 Media was incorporated in Delaware on January 23, 1998 as a wholly owned subsidiary of Interactive Imaginations, Inc. ("Interactive Imaginations") to consolidate three Internet advertising companies: (i) Petry Interactive, Inc. ("Petry"), which sold advertising for Web sites organized in a network,
(ii) Advercomm, Inc. ("Advercomm"), a newly formed corporation which brought a number of high profile Web sites to The 24/7 Network, and (iii) Interactive Imaginations. Interactive Imaginations had been incorporated in the State of New York in September 1994 and first recognized revenue in June 1995.

     On February 25, 1998, pursuant to an Agreement and Plan of Merger dated February 2, 1998, the Company simultaneously consummated the merger of each of Petry and Advercomm with and into the Company (the mergers, together with the concurrent investment of approximately $10.0 million by certain third party investors as well as with an existing investor of Interactive Imaginations, the "Initial Merger"). Effective February 25, 1998, 24/7 Media commenced operation of The 24/7 Network, a network of high profile Web sites to which advertisements are served. On April 9, 1998, Interactive Imaginations (24/7 Media's then parent) was merged with and into the Company in a manner similar to a pooling of interests. As a result, 24/7 Media's historical results of operations for all periods prior to the Initial Merger represent those of Interactive Imaginations.

     Pursuant to the Agreement and Plan of Merger, certain conditions necessary to cause the merger included the following: the Company was required to cause
(i) the conversion of all of the then outstanding shares of its Convertible Preferred Stock into Common Stock, (ii) the conversion of substantially all of the then outstanding senior convertible notes payable to related parties into Common Stock, (iii) substantially all warrants exerciseable for Common Stock to be surrendered in exchange for Common Stock, and (iv) the investment of at least $10 million in the Company, pursuant to the Securities Purchase Agreement.

     In connection with the Initial Merger, Interactive Imaginations entered into a Securities Purchase Agreement, dated February 25, 1998, with certain investors (including David J. Moore, the Company's President and Chief Executive Officer), for the sale and issuance of preferred shares and warrants in a private placement for total proceeds of $10,060,002, of which the preferred shares automatically converted into 2,641,849 shares of Common Stock at a conversion price of approximately $3.81 per share upon consummation of the Company's initial public offering in August 1998 (the "IPO"). For each $10,000 invested, the investors received 10,000 shares of Series A Preferred Stock, approximately 1,313 Class A Warrants, exercisable into Common Stock at an exercise price of $7.62 per share, and approximately 1,313 Class B Warrants, exercisable into Common Stock at an exercise price of $11.42 per share. Also in connection with the Initial Merger, Interactive Imaginations entered into a Shareholders' Agreement, dated February 25, 1998, among The Travelers Insurance Company (an existing investor in Interactive Imaginations), Prospect Street NYC Discovery Fund, L.P., Big Flower Digital Services, Inc. and certain individual investors (the "Shareholders' Agreement"), which included standard terms and conditions and provided these shareholders with a right to elect three members of the seven member board of directors of the Company and a right of first refusal with respect to transfers of Company securities. The Shareholders' Agreement was terminated in its entirety upon the consummation of the IPO. In connection with the Initial Merger, certain shareholders of the Company were granted registration rights with respect to their shares of Common Stock.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies --Continued

     On April 13, 1998, the Company acquired Intelligent Interactions Corporation ("Intelligent Interactions"), a corporation that developed and licensed ad serving technology and e-commerce software. As of June 1, 1998, the Company acquired CliqNow!, a network of Web sites ("CliqNow!") which were subsequently folded into The 24/7 Network. On December 29, 1998, the Company acquired a 67% interest in CardSecure, Inc. ("CardSecure"). On December 30, 1998, the Company acquired a 10% common equity interest in China.com Corporation ("China.com").

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of electronic commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of the Company's solutions by the marketplace.

 (b) Principles of Consolidation

     The Company's consolidated financial statements as of December 31, 1998 and for the year ended December 31, 1998 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (i) Petry and Advercomm from February 25, 1998, (ii) Intelligent Interactions from April 13, 1998, (iii) CliqNow! from June 1, 1998 (collectively, the "Acquisitions"), and CardSecure, Inc. ("CardSecure") from December 29, 1998. The Company's audited financial statements as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997 include the historical results of Interactive Imaginations (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

     Equity investments of the Company in which significant influence is not exercised are carried under the cost method.

     In connection with the Initial Merger, no single former shareholder group obtained more than 50 percent of the outstanding shares of the Company. However, the Company's former common shareholder interest group received the largest portion of the voting rights in the combined entity and, therefore, was deemed to be the accounting acquirer.

 (c) Use of Estimates

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

 (d) Cash and Cash Equivalents

     The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash equivalents at December 31, 1997 and 1998 were $0 and $32,810,000 respectively, which consisted principally of money market accounts.

 (e) Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997
(1) Summary of Operations and Significant Accounting Policies --Continued

related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the leases.

 (f) Intangible Assets

     Intangible assets including trademarks and licenses are amortized using the straight-line method over the estimated useful lives of one to five years.

     Goodwill resulting from the acquisition of Internet advertising businesses is estimated by management to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded goodwill is amortized on the straight-line basis over the estimated period of benefit, which is two to three years.

 (g) Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs.

 (h) Deferred Revenue

     Deferred revenue consists of prepaid advertising fees, although the majority of the Company's advertising customers generally pay after the services have been provided. As of December 31, 1997 and 1998, the Company had deferred revenue of $96,000 and $51,000, respectively.

 (i) Revenue Recognition

     The Company's advertising revenues are derived principally from short-term advertising agreements in which the Company delivers advertising impressions or full-page advertisements for a fixed fee to third-party Web sites comprising The 24/7 Network, The 24/7 Media Europe Network and The ContentZone, and to a lesser extent its Riddler.com Web site.

     Revenues from advertising are recognized in the period the advertising impressions are delivered, provided collection of the resulting receivables is probable. For the years ended December 31, 1996 and 1997, the Company's cash advertising revenue related solely to The ContentZone and to a lesser extent its Riddler.com Web site.

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

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies--Continued

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

     At December 31, 1997 and 1998, accounts receivable included approximately $56,000 and $3,510,000, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from 1997 to 1998 resulted from the increase in advertising revenues generated by the Company during the fourth quarter of 1998. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of December 31, 1998 have been subsequently billed.

 (j) Barter Transactions

     The Company historically traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. Advertising barter revenues and expenses were approximately $55,000, $83,000 and $0 for the years ended 1996, 1997 and 1998, respectively.

     The Company historically received payment for its advertising services in the form of goods that were used as prizes for the Riddler game site. Prize revenue and the corresponding prize expense were recorded at the estimated fair market value of the prizes received. Advertising prize revenues were approximately $196,000, $86,000 and $0 for the years ended 1996, 1997 and 1998, respectively.

     The Company expects that barter revenue will continue to represent only a small percentage of total revenues in the future.

 (k) Product Development Costs

     Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release and use. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs.

 (l) Deferred Offering Costs

     At December 31, 1997, specific incremental costs directly attributable to the issuance of mandatorily redeemable convertible preferred stock were deferred. These costs have been charged against additional paid-in capital as a result of the Company's issuance of mandatorily redeemable convertible preferred stock during the first quarter of 1998.

 (m) Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies--Continued

cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's Stock and the amount an employee must pay to acquire the Stock.

     The Company accounts for non-employee Stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

 (n) Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 (o) Advertising Expenses

     The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statements of operations and totaled $515,000, $181,000 and $1,394,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

 (p) Financial Instruments and Concentration of Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. At December 31, 1997 and 1998, the fair value of these instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. The Company has not experienced any significant credit losses to date.

     The fair value of the Senior Convertible Notes Payable was determined based on an imputed market rate of interest which is equal to its carrying amount on the balance sheet.

     Total cash advertising revenues associated with major customers (excluding barter) are as follows:

                           Year Ended December 31,
                   ---------------------------------------
                      1996         1997           1998
                   ----------   ----------   -------------
   Customer(1)
   A ...........    $     --     $     --     $2,771,000
   B ...........     212,000      326,000             --
   C ...........     178,000      157,000             --

     For the year ended December 31, 1998, one Affiliated Web site accounted for approximately 14% of the Company's total revenues.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies--Continued

     Accounts receivable regarding significant advertising customers are as follows:

                             December 31,
                    ------------------------------
                       1996         1997      1998
                    ----------   ---------   -----
  Customer(1)
  D .............    $94,000      $    --     $--
  E .............     41,000           --      --
  F .............         --       31,000      --

   (1) Each of the customers listed in the revenue and accounts receivable tables are different.

     To date, accounts receivable have been derived from advertising fees billed to advertisers located in the United States. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for and within expectations.

 (q) Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). Basic EPS excludes dilution for Common Stock equivalents and is computed by dividing income or loss available to Common shareholders by the weighted average number of Common Shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock and resulted in the issuance of Common Stock. Diluted net loss per share is equal to basic net loss per share since all Common Stock equivalents are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the years ended December 31, 1996, 1997 and 1998 does not include the effects of options to purchase 180,297, 293,311, and 1,530,491 shares of common stock, respectively; 6,533, 180,228, and 3,802,985 common stock warrants, respectively; 351,805, 395,360, and 0 shares of convertible preferred stock on an "as if" converted basis, respectively; 0, 767,575, and 0 shares of senior convertible notes payable on an "as if" converted basis, respectively; as the effect of their inclusion is anti-dilutive during each period.

     Net loss applicable to Common Stockholders for the year ended December 31, 1998 has been increased to give effect to $276,000 of cumulative dividends on mandatorily redeemable convertible preferred stock through the date of its conversion into Common Stock in connection with the Company's IPO (see note 6).

 (r) Recent Accounting Pronouncements

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the quarter ended March 31, 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(1) Summary of Operations and Significant Accounting Policies--Continued

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

 (s) Reclassifications

     Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's presentation.

(2) Acquisitions and Investment in Affiliated Company

     Petry and Advercomm Acquisitions

     On February 25, 1998, in connection with the Initial Merger, the Company acquired all of the outstanding stock of Petry and Advercomm in separate transactions in exchange for 2,623,591 and 1,705,334 shares of the Company's Common Stock, respectively, for a total purchase price of $4,198,000 and $2,729,000, respectively, plus acquisition costs of $157,000. The fair value of the 4,328,925 aggregate shares of Common Stock issued in connection with the acquisition of Petry and Advercomm was estimated to be $1.60 per share, determined primarily by reference to the Common Stock conversion price of $1.60 per share in connection with the Company's issuance of approximately $1,000,000 senior convertible notes payable and detachable warrants during September and November 1997, and supported by an independent valuation of the Company's Common Stock as of February 25, 1998.

     The Petry and Advercomm acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The aggregate purchase price of the Petry and Advercomm acquisitions were $7,084,000. Of this, $(1,549,000) of the aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The historical carrying amounts of such net liabilities approximated their fair values. The purchase price in excess of the fair value of identified tangible and intangible assets and liabilities assumed in the amount of $8,633,000 was allocated to goodwill and is being amortized over its estimated useful life of two years from the date of acquisition.

     The Petry and Advercomm acquisitions have been primarily structured as tax free exchanges of stock; therefore, the differences between the recognized fair value of the acquired assets, including intangible assets, and their historical tax bases is not deductible for income tax purposes.

     Intelligent Interactions Acquisition

     During April 1998, the Company entered into an Agreement and Plan of Merger (the "II Merger") to acquire all of the outstanding stock of Intelligent Interactions.

     Upon consummation of the II Merger, each share of common stock of Intelligent Interactions was converted into approximately 16.3 shares of Common Stock, 2.3 Class A Warrants, 2.3 Class B Warrants and 1.2 Class C

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(2) Acquisitions and Investment in Affiliated Company--Continued

Warrants of the Company. Therefore, the Company issued 949,242 shares of Common Stock, 265,212 of Class A Warrants, 265,212 of Class B Warrants and 136,553 of Class C Warrants. The warrants have exercise prices of $7.62, $11.42 and $3.81 per share, respectively, and expire in five years. The Company's Class A, B, and C Warrants were determined to have a fair value of $0, $0, and $0.72 per share, respectively, using the Black-Scholes Option Model and supported by an independent valuation of the Warrants issued in the transaction.

     Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted into approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock--Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company. Total Mandatorily Redeemable Convertible Preferred Shares issued were 3,561,505 shares which converted into 0.2626 shares of the Company's Common Stock, or 935,269 shares of Common Stock in connection with the Company's IPO. Each shareholder of record of the Mandatorily Redeemable Convertible Shares had the right to cause the Company to redeem at the option of the shareholder all or part of the shareholder's outstanding shares by paying cash of $1.00 per share plus accrued dividends no later than the fifth anniversary of the original issue date. The convertible note payable was also converted into Mandatorily Redeemable Convertible Preferred Stock--Series A and detachable warrants were terminated as a result of the merger.

     Additionally, the Company assumed 212,804 stock options for the purchase of Common Stock in accordance with the II Merger. The stock options have exercise prices ranging from $0.16 to $0.48, as defined in the II Merger Agreement, and expire in no more than 10 years.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the total purchase price of $7,671,000 has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. Approximately $(154,000) of the aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The historical carrying amounts of such net liabilities approximated their fair values. The fair value of the purchased existing technology and in-process technology were determined by management using a risk-adjusted income valuation approach. This approach directly measured the value of the purchased in-process technology (exclusive of the purchased existing technology) by converting the cash flows directly attributable to the purchased in-process technology at a rate of return adjusted for the risks inherent in the development and ultimate technological feasibility of such technology. Based upon an independent appraisal, which takes into account replacement cost of assets, market multiples and present value of future after-tax earnings attributable to the purchased in-process technology, $5,000,000 of the purchase price was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use. The value was derived exclusive of the value of the purchased existing technology. The purchase price in excess of the fair value of identified tangible assets and liabilities assumed in the amount of $2,825,000 was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of two years.

     The fair value of the Company's equity securities issued as consideration for the Intelligent Interactions acquisition was determined based upon a number of factors, including the sale of 10,060,002 shares of Mandatorily Convertible Redeemable Preferred Stock-Series A on February 25, 1998 (excluding detachable warrants) for $10,060,002 in cash. The fair value of the Company's Mandatorily Convertible Redeemable Preferred Stock was estimated to be $1.06 per preferred share ($4.24 per Common Share on an as if converted basis) and its Common Stock at $4.00 per share. The higher fair value attributable to the Mandatorily Convertible Preferred Shares versus Common Shares is due to the convertible feature of the Preferred Shares.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(2) Acquisitions and Investment in Affiliated Company--Continued

     CliqNow! Acquisition

     As of June 1, 1998, the Company acquired the CliqNow! division of K2 Design, Inc., an Internet advertising network comprised of medium to large Web sites organized into eight topical channels, for $4,240,000, plus acquisition costs of $96,000, with $1,240,000 payable in cash and $3,000,000 payable in Series B Convertible Redeemable Preferred Stock (Series B). The Company issued 3,000 shares of Preferred Stock which, by its terms, automatically converted into 230,415 shares of Common Stock upon consummation of the IPO, at the IPO price per share, net of the underwriting discount, or $13.02 per share, which was deemed to be the fair value of the securities. Approximately $160,000 of the aggregate purchase price was allocated to net tangible assets consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the fair value of identifiable tangible and intangible assets and liabilities assumed in the amount of $4,176,000 was allocated to goodwill and is being amortized over its estimated useful life of two years.

     CardSecure Acquisition

     On December 29, 1998, the Company acquired an initial 67% ownership stake (on an as converted basis) in CardSecure, Inc., a company which provides eCommerce enabling technology as well as Web site hosting services, through a $500,000 cash investment. Approximately $(522,000) of the aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed in the amount of $1,022,000 was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of three years.

     Summary

     Each of the Acquisitions has been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The historical carrying amounts of such assets and liabilities approximated their fair values. The following summarizes the purchase price allocation for each of the respective acquisitions:

                                                                      PURCHASE PRICE ALLOCATION
                                                             --------------------------------------------
                                                                   NET
                                                                 TANGIBLE      IN-PROCESS
                                EFFECTIVE       ACQUISITION       ASSETS      RESEARCH AND   INTANGIBLES/
ACQUIRED ENTITY                    DATE            COSTS      (LIABILITIES)    DEVELOPMENT     GOODWILL
-------------------------- ------------------- ------------- --------------- -------------- -------------
Petry                      February 25, 1998    $ 4,293,000   $ (1,635,000)    $       --    $ 5,928,000
Advercomm                  February 25, 1998      2,791,000         85,000             --      2,706,000
Intelligent Interactions   April 13, 1998         7,671,000       (154,000)     5,000,000      2,825,000
CliqNow!                   June 1, 1998           4,336,000        160,000             --      4,176,000
CardSecure                 December 29, 1998        500,000       (522,000)            --      1,022,000
                                                -----------   ------------     ----------    -----------
                                                $19,591,000   $ (2,066,000)    $5,000,000    $16,657,000
                                                ===========   ============     ==========    ===========

     The following unaudited pro forma consolidated amounts give effect to the Acquisitions as if they had occurred at January 1, 1997, or date of inception, if later, by consolidating the results of operations of Petry, Advercomm, Intelligent Interactions, CliqNow!, and CardSecure with the results of the Company for years ended December 31, 1997 and 1998. The pro forma adjustments include the elimination of all intercompany transactions. Advercomm was incorporated in November 1997 and had no operations in 1997; however, the operation of Advercomm's network based advertising services commenced on February 1, 1998; accordingly, Advercomm results of operations are only included in the pro forma statement of operations for the period from February 1, 1998 to February 25, 1998 (date of acquisition).

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(2) Acquisitions and Investment in Affiliated Company--Continued

     The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                       Year Ended         Year Ended
                                                                      December 31,       December 31,
                                                                          1997               1998
                                                                    ----------------   ----------------
   Total revenues ...............................................    $   5,507,000      $  22,349,000
   Net loss .....................................................      (17,795,000)       (28,923,000)
   Net loss attributable to common stockholders .................      (18,341,000)       (29,302,000)
   Net loss per share--basic and diluted ........................    $       (4.13)     $       (2.83)
   Weighted average shares used in basic and diluted net loss per
    share calculation(1) ........................................        4,443,053         10,369,861

------------
(1) The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of Common Shares outstanding during the period. The weighted average Common Shares used to compute pro forma basic net loss per share includes the actual weighted average Common Shares outstanding for the historical years ended December 31, 1997 and 1998, respectively, plus the Common Shares issued in connection with each of the Acquisitions from January 1, 1997 or inception of operations of the acquired companies, if later. The Common Stock issued in connection with the acquisition of each of the acquired companies were as follows: Intelligent Interactions' 949,242 Shares, as if the acquisition occurred on January 1, 1997, Petry's 2,623,591 Shares based on the February 1, 1997 date of inception of operations, and Advercomm's 1,705,334 Shares based on the February 1, 1998 date of inception of operations, all of which were adjusted for the weighted average period such Shares were considered to be outstanding. In addition, diluted net loss per share is equal to basic net loss per share as Common Stock issuable upon exercise of employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average Shares used to compute diluted earnings per share will include the incremental shares of Common Stock relating to outstanding options and warrants to the extent such incremental Shares are dilutive.

     Investment in China.com

     On December 30, 1998, the Company invested $3.0 million in cash and issued 203,851 shares of Common Stock to China.com Corporation in exchange for a 10% equity interest in China.com. The investment of $6,566,000 in China.com will be carried under the cost method of accounting.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(3) Balance Sheet Components

   Prepaid Expenses and Other Current Assets

                                            December 31,
                                       -----------------------
                                          1997         1998
                                       ---------   -----------
   Prepaid operating lease .........    $    --     $101,000
   Prepaid insurance ...............         --      142,000
   Other prepaid ...................     15,000      294,000
                                        -------     --------
                                        $15,000     $537,000
                                        =======     ========

   Property and Equipment, Net

                                                                      December 31,
                                                              -----------------------------
                                                                   1997            1998
                                                              -------------   -------------
   Computer equipment .....................................    $  972,000      $2,465,000
   Furniture and fixtures .................................            --         250,000
   Leasehold improvements .................................            --         208,000
                                                               ----------      ----------
                                                                  972,000       2,923,000
   Less accumulated depreciation and amortization .........      (381,000)       (901,000)
                                                               ----------      ----------
                                                               $  591,000      $2,022,000
                                                               ==========      ==========

     At December 31, 1997 and 1998, computer equipment includes equipment with a cost of $0 and $116,000, respectively, acquired under a capital lease (see
Note 10). The net book value of the related equipment at December 31, 1997 and 1998, is $0 and $105,000, respectively.

     During September 1997, as part of the Company's consolidation and downsizing, it conducted a book-to-physical inventory of its property and equipment. As a result of this book-to-physical observation, the Company identified and wrote off $757,000 of equipment purchases, net of accumulated depreciation, that could no longer be located and has instituted additional controls to safeguard its fixed assets.

   Intangible Assets

                                                     December 31,
                                             ----------------------------
                                                 1997           1998
                                             -----------   --------------
   Goodwill ..............................    $     --      $16,657,000
   Less accumulated amortization .........          --       (5,722,000)
                                              --------      -----------
                                              $     --      $10,935,000
                                              ========      ===========


   Licenses ..............................    $     --      $    15,000
   Trademarks ............................       4,000            4,000
                                              --------      -----------
                                                 4,000           19,000
   Less accumulated amortization .........      (1,000)          (3,000)
                                              --------      -----------
                                              $  3,000      $    16,000
                                              ========      ===========

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(3) Balance Sheet Components--Continued

   Accrued Liabilities

                                                           December 31,
                                                    ---------------------------
                                                        1997           1998
                                                    -----------   -------------
   Professional fees ............................    $226,000      $  379,000
   Employee commissions and expenses(1) .........          --       2,723,000
   Ad management fees ...........................          --         406,000
   Affiliate royalties ..........................      81,000         464,000
   Rent and lease obligations ...................          --         282,000
   Other ........................................     164,000         752,000
                                                     --------      ----------
                                                     $471,000      $5,006,000
                                                     ========      ==========

------------
(1) Employee commissions and expenses include commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by those employees. All such balances as of December 31, 1998 have been subsequently paid.

(4) Income Taxes

     No provision for federal or state income taxes has been recorded as the Company incurred net operating losses for all periods presented and has no carryback potential. At December 31, 1998, the Company had approximately $30,946,000 of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2018.

     As a result of various equity transactions during 1996, 1997 and 1998 (see notes 2 and 6), management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforwards is limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, no tax benefit for losses has been recorded by the Company in 1996, 1997 and 1998, and a full valuation allowance has been recorded for the entire amount of the net deferred tax asset.

     The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(4) Income Taxes--Continued

                                                                                 1997              1998
                                                                           ---------------   ----------------
   Deferred tax assets:
    Net operating loss carryforwards ...................................    $  6,030,000      $  13,926,000
    Deferred revenues ..................................................          43,000             23,000
    Reserve for sales allowances .......................................               0            165,000
    Accounts receivable principally due to allowance for doubtful
     accounts ..........................................................          29,000            121,000
    Amortization of goodwill ...........................................               0            482,000
    Accrued compensation ...............................................               0            290,000
    Other ..............................................................           2,000              2,000
                                                                            ------------      -------------
   Gross deferred tax assets ...........................................       6,104,000         15,009,000
   Less: valuation allowance ...........................................      (5,955,000)       (14,828,000)
     Net deferred tax assets ...........................................         149,000            181,000
   Deferred tax liabilities:
    Plant and equipment, principally due to differences in depreciation         (149,000)          (181,000)
                                                                            ------------      -------------
   Gross deferred tax liabilities ......................................        (149,000)          (181,000)
                                                                            ------------      -------------
                                                                            $         --      $          --
                                                                            ============      =============

(5) Notes Payable

   Mandatory Conversion Subordinated Notes

     In August, September and October 1996, the Company issued Mandatory Conversion Subordinated Notes ("Notes") in the aggregate principal amount of $1,500,000, bearing an interest rate equal to 8% per annum and convertible into Series A Preferred Stock at the price per share achieved in the then proposed private placement of Series A Preferred Stock. Under the terms and conditions of the Notes, the Notes were converted into 52,262 shares of Series A Preferred Stock of the Company upon completion of the November 1996 private placement of Series A Preferred Stock at the purchase price per share ($28.70) of such sale of Series A Preferred Stock (See Note 6--Convertible Preferred Shares). All accrued interest on these Notes, aggregating $22,000, was paid to the holders thereof in connection with the conversion to Convertible Preferred Shares.

     In connection with the issuance of Mandatory Convertible Subordinated Notes in August 1996, in the principal amount of $500,000, the Company also issued to the note holder detachable warrants to purchase 6,533 of the Company's Common Shares at a price of $11.48 per share. Such warrants expire no later than three years from the date of issuance. The value attributed to the warrants of $18,000 was recorded as debt discount and subsequently charged to interest expense in connection with the conversion of the aforementioned notes. The Company determined the value of the warrants based upon its estimate of its effective borrowing rate of 12% at the date of issuance.

   Senior Convertible Notes Payable--Related Parties

     During 1997, the Company received $2,500,000 in proceeds from the issuance of senior convertible notes payable primarily to affiliates of stockholders of the Company, bearing an interest rate of 8% compounded semi-annually. The notes, including interest thereon, were due on the earlier of prepayment, redemption, conversion of the notes into Common Stock or May 15, 1999, the maturity date. Each of the notes was issued with detachable warrants allowing such holders to purchase shares of the Company's Common Stock at prices ranging from $1.60 to $11.48 per share. The value attributed to the warrants of $201,000 was recorded as debt discount and was being amortized to interest expense using the imputed interest method over the term of the notes. The Company

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(5) Notes Payable--Continued

determined the value of the warrants based upon its estimate of its effective borrowing rates at the date of each issuance (which rates were 12% prior to September 1, 1997 and 15% subsequent to September 1, 1997).

     The notes were convertible into Common Stock at conversion prices, as defined in the original note agreements, ranging from $1.60 to $11.48 per share upon occurrence of certain events, subject to anti-dilution provisions. The original conversion price for the $1,500,000 of Notes issued prior to September 1, 1997 was $11.48 per share and for the $1,000,000 of Notes issued between September 1, 1997 and December 31, 1997 was $1.60 per share. The conversion prices were determined by negotiations among the parties. On December 22, 1997, $94,000 of the notes, including interest thereon, were converted into 59,184 shares of Common Stock at $1.60 per share. During 1997, the Company recorded $43,000 of interest expense in connection with the amortization of the debt discount and conversion of the aforementioned notes.

     During January 1998, the Company received $150,000 in proceeds from the issuance of senior convertible notes payable with terms similar to the notes issued during 1997. The notes were convertible into 43,321 shares of Common Stock at $3.48 per share, subject to anti-dilution provisions. The value attributable to 4,310 warrants, to purchase shares of the Company's Common Stock at $3.48 per share, of $12,000 was recorded as debt discount. The Company determined the value of the warrants based upon its estimate of its effective borrowing rate of 15% at the date of issuance.

     In connection with the Securities Purchase Agreement and the Merger, $2,056,000 of the Senior Convertible Notes Payable--Related Parties, plus accrued interest thereon, were converted into 750,586 shares of Common Stock, and approximately $500,000 of such notes, plus accrued interest thereon, were converted into 77,450 shares of Common Stock. With regard to the $1,500,000 of notes issued prior to September 1, 1997, the original conversion price of $11.48 per share was adjusted to $8.36 per share under the anti-dilution provisions triggered by the subsequent financings at lower conversion prices per share.

     Additionally, in accordance with the terms and conditions of the Securities Purchase Agreement (which terms and conditions were determined by negotiations among the various parties to the agreement), 177,679 warrants were exchanged for 99,119 shares of Common Stock. Since the Company exchanged one equity security (common shares) for another equity security (warrants) of equivalent value it resulted in no financial statement impact other than to record the par value of the common stock issued by increasing common stock and reducing additional paid in capital.

   Loan Payable--Related Party

     On September 30, 1998, the Company settled all of its obligations to Petry Media Corporation which arose in connection with the Company's acquisition of Petry in February 1998 for a lump sum payment of $829,000. Accordingly, the difference between the lump sum payment of $829,000 and the Company's recorded obligations for its outstanding loan payable and accrued royalties payable in the amount of $184,000 and 218,000, respectively, was attributed to the contingent purchase obligation and resulted in an adjustment of $427,000 to the Petry purchase price. Such amount increased goodwill and is being amortized over its remaining amortization period from October 1, 1998.

   Warrants

     In connection with the issuance of Mandatory Conversion Subordinated Notes in August 1996, in the principal amount of $500,000, the Company also issued to the note holder detachable warrants to purchase 6,533 of the Company's Common Shares at a price of $11.48 per share. Such warrants expire no later than three years from the date of issuance. The Company recorded the fair value of the warrants as original issue debt discount.

     On April 9, 1997, the Company granted warrants to a consultant to purchase 4,375 of the Company's Common Shares at an exercise price of $49.72 per share. The fair value, using a Black-Scholes Option Model, of the warrants was deemed insignificant on the date of grant.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(5) Notes Payable--Continued

     In connection with the issuance of Senior Convertible Notes
Payable--Related Parties, warrants to purchase 169,316 and 35,609 Common Shares, at prices ranging from $1.60 to $11.48, were outstanding as of December 31, 1997 and February 25, 1998, respectively, and such warrants expire no later than three years from the date of issuance. The Company recorded the fair value of the warrants as original issue debt discount.

     As of February 24, 1998, Interactive Imaginations and Michael P. Paolucci entered into a Confidential Separation Agreement and General Release ("Release Agreement") pursuant to which Mr. Paolucci's employment as an executive of Interactive Imaginations was terminated. The terms of the Release Agreement generally provide that Mr. Paolucci and Interactive Imaginations agreed to release and discharge the other party (and its successors and assigns) from all causes of action, claims, judgments, obligations, damages or liabilities. Interactive Imaginations agreed to issue to Mr. Paolucci Class C Warrants to purchase up to 625,000 shares of Common Stock at an exercise price of $3.81 per share. Accordingly, the Company recorded $450,000 of expense during the first quarter of 1998 in connection with this transaction based upon an independent valuation of the Class C Warrants. In addition, Interactive Imaginations agreed to extend the term from January 31, 2000 to January 31, 2005 in respect of a fully vested option held by Mr. Paolucci to purchase 13,000 shares of Interactive Imaginations Common Stock at $1.72 per share. No expense was recorded in connection with such extension although the exercise price of $1.72 per share was below the fair value of the Company's Common Stock on the date the options were extended, at $3.81 per share; such amount was deemed insignificant on the date of extension. During January 1999, Mr. Paolucci exercised his Class C Warrants to purchase 625,000 shares of Common Stock in exchange for 546,775 shares of Common Stock in a cashless exercise.

     In February 1998, the Company issued to a consultant a warrant to purchase 28,750 shares of Common Stock at an exercise price of $3.48 per share in exchange for services. Under the terms and conditions of the Securities Purchase Agreement (as determined by negotiations among the parties to such agreement), such warrants were converted into 12,650 shares of Common Stock. The Company recorded compensation expense of $20,000, based upon the fair market value ($1.60 per Common Share as determined by an independent valuation of the Company's Common Stock) of the 12,650 shares of Common Stock into which the warrants were converted under the terms and conditions of the Securities Purchase Agreement.

     In accordance with the terms and conditions of the Securities Purchase Agreement (which terms and conditions were determined by negotiations among the various parties to the agreement), 177,679 warrants were exchanged for 99,119 shares of Common Stock. Since the Company exchanged one equity security (common shares) for another equity security (warrants) of equivalent value it resulted in no financial statement impact other than to record the par value of the common stock issued by increasing common stock and reducing additional paid in capital.

     Upon consummation of the II Merger (as discussed in Note 2), each share of common stock of Intelligent Interactions was converted into approximately 16.3 shares of common stock, 2.3 Class A Warrants, 2.3 Class B Warrants and 1.2 Class C Warrants of the Company. Therefore, the Company issued 949,242 shares of common stock, 265,212 of Class A Warrants, 265,212 of Class B Warrants and 136,553 of Class C Warrants. The warrants have exercise prices of $7.62, $11.42 and $3.81 per share, respectively and expire in five years. The Company's Class A, B, and C Warrants were determined to have a fair value of $0, $0, and $0.72 per share, respectively, using the Black-Scholes Option Model and supported by an independent valuation of the Warrants issued in the transaction. Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted to approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock--Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997
(5) Notes Payable--Continued

     During the third quarter of 1998, certain investors in the II Merger exchanged 185,159 warrants for 92,230 shares of Common Stock as provided for in the original terms of the II Merger Agreement. The Company exchanged one equity security (common shares) for another equity security (warrants) of equivalent value which resulted in no financial statement impact other than to record the par value of the common stock issued by increasing common stock and reducing additional paid in capital.

     Warrant activity during the periods indicated is as follows:

                                                                Weighted
                                                                Average
                                                  Warrants      Exercise
                                                   Granted       Price
                                                ------------   ---------
   Outstanding at December 31, 1995 .........           --
   Granted ..................................        6,533       11.48
   Exercised ................................           --
   Canceled .................................           --
                                                     -----
   Outstanding at December 31, 1996 .........        6,533       11.48
   Granted ..................................      173,695        3.56
   Exercised ................................           --
   Canceled .................................           --
                                                   -------
   Outstanding at December 31, 1997 .........      180,228        3.84
   Granted ..................................    3,985,595        8.35
   Exercised ................................     (362,838)       6.21
   Canceled .................................           --
                                                 ---------
   Outstanding at December 31, 1998 .........    3,802,985      $ 8.32
                                                 =========

     All warrants are currently exercisable and have expiration dates generally five years from the date of grant.

(6) Common Stock, Convertible Preferred Shares and Mandatorily Redeemable Convertible Preferred Stock

   Stock Split

     On July 20, 1998, the Company effected a 1-for-4 reverse stock split. Accordingly, all references in the financial statements to the number of shares of common stock and to per share amounts have been restated to reflect these changes.

   Common Stock

     During 1996, the Company issued 34,371 Class A Common Shares in exchange for $4,525,000 in cash. Each Class A Common Share was converted into 2.5 shares of Common Stock pursuant to a recapitalization in March 1996.

     In March 1996, the Company's shareholders approved a recapitalization plan which provided for: (i) conversion of the 1,000,000 previously authorized Class A Common Shares into 30,000,000 Common Shares, par value $.01 per share; (ii) conversion of each of the 107,703 issued and outstanding Class A Common Shares into 2.5 of the new Common Shares (any remaining fractional shares could be purchased or sold by each shareholder in the conversion); and (iii) conversion of the 1,000 previously authorized Class B Common Shares into 2,000,000 Preferred Shares, par value $.01 per share.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(6) Common Stock, Convertible Preferred Shares and Mandatorily Redeemable Convertible Preferred Stock--Continued

     As part of an employment agreement, an officer of the Company was given approximately 12,500 shares of Common Stock which were to be issued pro rata on a monthly basis, over a three-year period beginning in July 1996, as additional compensation. On October 31, 1997, the officer signed a termination agreement with the Company whereby the officer received the remaining 8,333 of the 12,500 Shares. The Company recorded compensation expense at the time of each issuance of Common Stock based upon the Company's estimate of the fair value using the conversion rates of the Company's most recent issuance of convertible debt. The fair market value of the Shares issued at the date of each issuance was approximately $11.48 per share in 1996 and $11.48 per share for issuances prior to September 1, 1997 and $1.60 per share for issuances between September 1, 1997 and October 31, 1997. As a result, for the years ended December 31, 1997 and 1996, the Company recorded compensation expense of $32,000 and $37,000, respectively.

     In February 1998, the Company awarded to the President 56,250 shares of restricted Common Stock which were granted at the fair market value of the Company's Common Stock of $1.60 per share as determined by an independent appraisal of the Company's Common Stock in connection with the Initial Merger, and vest over a three year period. In connection with this issuance, the Company is recognizing compensation expense of $90,000 ratably over a three-year period. For the year ended December 31, 1998, the Company recognized $25,000 in compensation expense.

     In August 1998, the Company completed an offering of 3,550,000 shares of its Common Stock, par value $.01 per share, in an initial public offering at an offering price of $14.00 per share. Net proceeds to the Company from this initial public offering totaled $44.8 million, after offering costs of $1.4 million.

   Convertible Preferred Shares

     In November 1996, the Company designated 500,000 Convertible Preferred Shares, par value $.01 per share, out of the 2,000,000 Preferred Shares which were authorized in March 1996, the rights and preferences of which were generally senior to the Company's Common Shares and were more fully described in the Company's Amended Certificate of Incorporation (the "Amended Certificate"). Thereafter, the Company completed a private placement of 140,722 Preferred Shares for an aggregate price of $4,039,000. Such consideration consisted of the cancellation of outstanding Notes (described above) in the aggregate principal amount of $1,500,000 plus $2,539,000 in cash. Each Preferred Share was convertible into 2.5 Common Shares (subject to an anti-dilution adjustment as set forth in the Amended Certificate) upon the occurrence of certain events in respect of the Company or the holders of Preferred Shares. In January 1997, the Company issued 17,422 shares of Preferred Stock for a payment of $500,000 in cash.

     As of December 31, 1996 and 1997, the 140,722 and 158,144 issued and outstanding Preferred Shares were convertible into 351,805 and 395,360 Common Shares, respectively.

     The Preferred Shares, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, as defined, on a pari passu basis, were entitled to receive an amount equal to $28.70 per share, to be paid out of the assets of the Company available for distribution before any such payments were to be made on any shares of the Company's Common Shares or any other capital stock of the Company other than the Preferred Shares, plus any declared and unpaid dividends.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(6) Common Stock, Convertible Preferred Shares and Mandatorily Redeemable Convertible Preferred Stock--Continued

     The Preferred Shares were subject to mandatory conversion, and would automatically convert into Common Shares, as noted above, in the event:

     (i) the Company successfully consummated a firm commitment for an underwritten initial public offering of its equity securities for:

        (a) a gross per share price offered to the public of at least 200% of the then current per share conversion price, as defined; and

        (b) a total gross offering amount, as defined, of at least $20,000,000;
            or

     (ii) the holders of a majority of the Preferred Shares voted in favor of or consent to such conversion.

     For as long as the Preferred Shares were outstanding, the Company could not, without the prior written consent or affirmative vote of the holders of at least 66 2/3 % of all of the outstanding Preferred Shares:

     (i) authorize or issue any other equity securities of the Company which rank superior to the Preferred Shares with respect to conversion, dividends, redemption, liquidation, antidilution or other preferences, designations, rights or powers;

     (ii) authorize or issue any securities of the Company which have voting rights superior to the Preferred Shares; or

     (iii) otherwise amend, alter or repeal the preferences, designations, rights or powers of the Preferred Shares or enter into any transaction that shall result in any such amendment, alteration, or repeal, which would have an adverse effect upon holders of such shares.

     On February 25, 1998, in accordance with the terms and conditions of the Securities Purchase Agreement, all 158,144 issued and outstanding Preferred Shares were converted into 542,908 Common Shares, after giving effect to anti-dilution provisions.

   Mandatorily Redeemable Convertible Preferred Stock

     On February 25, 1998, the Company entered into a Securities Purchase Agreement for the sale and issuance of 10,060,002 shares of Mandatorily Redeemable Convertible Preferred Stock--Series A ("Mandatorily Redeemable Convertible Preferred Stock" or "Series A"), par value $.01 per share, 1,320,904 Class A Warrants to purchase Common Stock at an exercise price of $7.62 per share and 1,320,904 Class B Warrants to purchase Common Stock at an exercise price of $11.42 per share in a private placement for total proceeds of $10,060,002. Such warrants are immediately exerciseable and expire on February 25, 2003. No value has been attributed to the Class A and Class B warrants based upon an independent valuation of the securities.

     After giving effect to the Securities Purchase Agreement, including the Merger, the capital stock of the Company consisted of: (i) 100,000,000 common shares, of which 6,870,300 shares were issued and outstanding, 2,641,808 shares were reserved for issuance upon conversion of issued and outstanding Mandatorily Redeemable Convertible Preferred Stock or "Series A," 1,320,904 shares were reserved for issuance upon exercise of issued and outstanding Class A Warrants, 1,320,904 shares were reserved for issuance upon exercise of issued and outstanding Class B Warrants, 643,750 were reserved for issuance upon exercise of issued and outstanding Class C Warrants, 35,609 were reserved for issuance upon exercise of issued and outstanding unclassified warrants, 62,757 (subject to adjustment) were reserved for issuance upon exercise of outstanding convertible debentures, and 1,437,500 shares were reserved for issuance to key employees, officers and directors of, and consultants to, the Company under stock incentives that had been granted or were available for grant by the Company pursuant to the 1998 Stock Incentive Plan; and (ii) 30,000,000 preferred shares, of which 10,060,002 were outstanding, all of which were

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(6) Common Stock, Convertible Preferred Shares and Mandatorily Redeemable Convertible Preferred Stock--Continued

designated as Mandatorily Redeemable Convertible Preferred Stock or Series A shares, all of which were in a private placement.

     Each share of Series A was convertible, at the option of the holder, at any time and without the payment of additional consideration into Common Stock determined by the sum of (i) the Payment Price of $1.00 per Series A Share divided by the conversion price of $3.81 per Common Share (as adjusted), plus
(ii) all accrued and unpaid dividends with respect to such Share divided by the dividend conversion price which is equal to twice the conversion price of $3.81.

     The Series A Shares ranked (i) prior to the Common Stock of the Company;
(ii) pari passu with any Securities (as defined in the Securities Purchase Agreement); and (iii) junior to any Senior Securities, in each case as to dividends and other distributions of assets and upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The Series A shareholders were entitled to receive, when and as declared by the Board of Directors out of funds legally available, dividends at a rate of $0.04 per share per annum. Such dividends were subsequently canceled pursuant to the Securities Purchase Agreement because the Company consummated a qualified initial public offering (as defined in the Securities Purchase Agreement) prior to January 31, 1999.

     The Series A Shares were subject to certain anti-dilution protection, if the Company raised funds in the future, while the Preferred Stock was still outstanding, at a Common Stock-equivalent value which was less than the conversion price of the Preferred Stock.

     In the event the Company had not completed a qualified public offering on or prior to the fifth anniversary of the original issue date, each shareholder of record of Series A Shares would have the right to cause the Company to redeem at the option of the shareholder all or part of the shareholder's outstanding Series A Shares by paying cash of $1.00 per share plus any dividends accrued. Additionally, if the Company failed to maintain at least $10 million of Key-Man Life Insurance on the President and Chief Executive Officer of the Company, each shareholder of record of Series A Shares would have the right to cause the company to redeem at the option of the shareholder all or part of the shareholder's outstanding Series A Shares by paying cash of $1.00 per share plus any dividends accrued.

     Series A shareholders had one vote for each full Common Share into which a Series A Share would be convertible.

     In connection with the Company's IPO, all of the Company's 13,621,507 Series A Shares automatically converted into 3,577,118 shares of Common Stock. Such amounts included: i) 10,060,002 Series A Shares issued in connection with the Initial Merger which converted into 2,641,849 shares of Common Stock; and
ii) 3,561,505 Series A Shares issued in connection with the Intelligent Interactions acquisition which converted into 935,269 shares of Common Stock (see note 2), each of which, by their terms, automatically converted into Common Stock in connection with the Company's IPO. In addition, the 3,000 shares of Series B Convertible Redeemable Preferred Stock issued in connection with the CliqNow! acquisition, by its terms, automatically converted into 230,415 shares of Common Stock in connection with the Company's IPO (see note
2). The total number of common shares issued in connection with the automatic conversion of the Company's mandatorily redeemable convertible preferred stock in connection with the IPO was 3,807,553 shares of Common Stock.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(6) Common Stock, Convertible Preferred Shares and Mandatorily Redeemable Convertible Preferred Stock--Continued

   Shares Reserved for Future Issuance

     Shares reserved for future issuance as of December 31, 1998 are as follows:

                                                                                Common
                                                                                 Stock
                                                                             ------------
   Reserved for issued and outstanding Class A Warrants ..................    1,512,494
   Reserved for issued and outstanding Class B Warrants ..................    1,512,494
   Reserved for issued and outstanding Class C Warrants ..................      742,388
   Reserved for issued and outstanding unclassified warrants .............       35,609
   Reserved for stock incentives under the 1998 Stock Incentive Plan .....    2,893,891

(7) Stock Option Plan

     During 1998, the board of directors and stockholders of the Company approved the 1998 Stock Incentive Plan as amended (the "Plan"). The following is a summary of the material features of the Plan. This Plan replaced the 1995 Stock Option Plan--Amended, which had been established in 1995 and amended in 1996.

     All employees of and consultants to the Company are eligible under the Plan. Eligibility under the Plan shall be determined by the Stock Incentive Committee. The Plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or free standing; and (iii) restricted stock. In addition, the Plan provides for the non-discretionary award of stock options to non-employee directors of the Company.

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

     The Company applies APB Opinion No. 25 in accounting for its Plan. The Company recorded a deferred compensation charge of approximately $332,000 in the second quarter of 1998 in connection with the grant of stock options to employees, representing the difference between the deemed fair value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity (deficit) and amortized over the vesting period of the applicable options, generally four years. The Company granted such options at a weighted average exercise price of $5.74 per share. Amortization of deferred stock compensation is recorded in general and administrative expense in the consolidated statement of operations.

     The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 was $9.28, $1.60 and $4.44, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions: 1996--risk-free interest rate 6.18%, and an expected life of three years; 1997--risk-free interest rate 5.64%, and an expected life of two years; and 1998--risk-free interest rate 5.20%, and an expected life of 4 years. As permitted under the provision of SFAS No. 123, and based on the historical lack of a public market for the Company's options, no volatility was reflected in the options pricing calculation for options granted prior to the IPO. For option grants subsequent to the Company's August 1998 IPO, a volatility factor of 150% was used.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(7) Stock Option Plan--Continued

                                1996             1997              1998
                          ---------------- ---------------- -----------------
   Net loss:
    As reported .........   $ (6,796,000)    $ (5,306,000)    $ (24,999,000)
    Pro forma ...........     (6,839,000)      (5,323,000)      (25,373,000)
   Net loss per share:
    As reported .........   $      (6.48)    $      (4.88)    $       (2.62)
    Pro forma ...........          (6.52)           (4.90)            (2.66)

     Stock option activity during the periods indicated is as follows:

                                                                                 Weighted
                                                                                 average
                                                                   Options       exercise
                                                                   granted        price
                                                                -------------   ---------
   Outstanding at December 31, 1995 .........................        64,425      $ 3.08
   Granted ..................................................        56,889       11.28
   Exercised ................................................            --          --
   Canceled .................................................       (13,017)       5.12
                                                                    -------      ------
   Outstanding at December 31, 1996 .........................       108,297        7.14
   Granted (a) ..............................................       207,797        1.60
   Exercised ................................................            --          --
   Canceled .................................................       (22,783)       6.44
                                                                    -------      ------
   Outstanding at December 31, 1997 .........................       293,311        3.27
   Granted ..................................................     1,455,645        6.87
   Exercised ................................................      (106,108)       2.57
   Canceled .................................................      (112,357)       2.87
                                                                  ---------      ------
   Outstanding at December 31, 1998 .........................     1,530,491      $ 6.77
                                                                  =========      ======
   Vested at December 31, 1997 ..............................       132,373
                                                                  =========
   Vested at December 31, 1998 ..............................       181,008
                                                                  =========
   Options available for grant at December 31, 1998 .........     1,307,150
                                                                  =========

------------
(a) At December 31, 1997, the total number of options outstanding for purchase of Common Shares under the 1995 Stock Option Plan-- Amended exceeded the options available for issuance. Subsequent to December 31, 1997, the Company replaced the 1995 Stock Option Plan--Amended with the 1998 Stock Incentive Plan and increased the number of Shares available under the plan to a maximum of 3,000,000.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(7) Stock Option Plan--Continued

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                ----------------------------------- -----------------------------
                                     WEIGHTED
                                      AVERAGE          WEIGHTED                       WEIGHTED
     RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER        AVERAGE
 EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
----------------- ------------- ------------------ ---------------- ------------- ---------------
$   0.16-1.72         325,372       2.0 years          $  0.77         163,827        $  0.88
    4.00-6.94         944,869       3.1 years             5.24           6,869           4.58
   8.00-17.75         133,000       2.7 years            11.47          10,312          10.13
  22.69-34.13         127,250       3.0 years            26.30              --             --
                      -------                                          -------
                    1,530,491                                          181,008
                    =========                                          =======

(8) Major Contracts

     In November 1996, the Company entered into an agreement with SegaSoft to license the rights to its registration-driven ad targeting software. The contract term was for two years from the earlier of the first commercial use of SegaSoft's Heat Network or August 1, 1997. The Company accounted for the SegaSoft agreement in accordance with Statement of Position 91-1, "Software Revenue Recognition." The Company received license fees of $1,800,000, of which $1,200,000 was received by December 31, 1996. In addition, the Company received a $300,000 non-refundable consulting retainer fee in November 1996. This fee, plus an additional $100,000 credit, was applied against consulting service fees for design modifications to the software for the SegaSoft Heat Network, which were recognized as revenues as services were performed. The Company accounted for the majority of the license fee, or $1,300,000, as performance occurred over the period during which the licensed software was transferred to SegaSoft and modified to perform to SegaSoft's specifications. The period in which the fees associated with software license transfer and consulting services both commenced in November 1996 and concluded in August 1997. For the years ended December 31, 1996, 1997 and 1998, the Company recorded approximately $429,000, $1,681,000 and $0 in revenue, respectively; the cost of sales associated with the Segasoft consulting and license fee were $10,000, $57,000 and $0, respectively.

     During 1996, the Company entered into an agreement with SegaSoft for advertising on The ContentZone and/or Riddler.com. The term of the contract was for one year from the date of signing. The Company received a prepayment in full for $540,000 in 1996. Revenue from the agreement was recognized ratably over the terms of the contract. For the years ended December 31, 1996, 1997 and 1998, the Company recorded $212,000, $326,000 and $0 in revenue, respectively.

     During 1996, the Company entered into an agreement with Microsoft Corporation for advertising on The ContentZone. The term of the contract was for one year from the date of signing. The Company received a prepayment in full for $150,000 in 1996. Revenue from the agreement was recognized ratably over the terms of the contract. For the years ended December 31, 1996, 1997 and 1998, the Company recorded $75,000, $75,000 and $0 in revenue, respectively.

(9) Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information:

     During 1996, 1997 and 1998, the amount of cash paid for interest was $28,000, $0 and $3,000, respectively.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(9) Supplemental Cash Flow Information--Continued

     Non-cash financing activities:

     During 1996, the Company converted $1,500,000 of mandatory conversion subordinated notes into Preferred Shares.

     During 1997, the Company converted $94,000 of senior convertible notes into Common Stock.

     During 1998, the Company issued an aggregate of 5,278,167 shares of Common Stock, 3,561,505 Series A Shares, 3,000 Series B Shares, 265,212 Class A Warrants, 265,212 Class B Warrants and 136,553 Class C Warrants in connection with the Acquisitions.

     During 1998, the Company converted all outstanding shares of convertible preferred stock into 4,350,441 shares of Common Stock, converted $2,556,000 of senior convertible notes payable--related parties, plus accrued interest, into 828,036 shares of Common Stock and outstanding warrants were converted into 191,349 shares of Common Stock.

     During 1998, the Company recorded imputed interest payable on loans payable--related party of $9,000.

     In February 1998, the Company issued warrants to a former officer for $450,000 (see Note 5).

     In April 1998, the Company issued 5,909 shares of Common Stock to a consultant for $22,000.

     During 1998, the Company entered into a capital lease for approximately $85,000 of equipment.

     In December 1998, the Company issued 203,851 shares of Common Stock in exchange for an equity interest in China.com.

(10) Commitments

     The Company leases its facilities and certain equipment under operating lease agreements. Rental expense from operating leases amounted to $175,000, $183,000 and $690,000 for the years ended 1996, 1997 and 1998, respectively.

     On June 1, 1996, the Company entered into an eighteen-month operating lease for the use of computer equipment with a fair market value of approximately $852,000. The lease required six quarterly payments of $163,000 beginning on June 1, 1996. In October 1997, the lease agreement was modified and as a result the quarterly payments were adjusted to $46,000 through the extended term of the lease, November 30, 1998. Rent expense for the operating lease was $381,000, $612,000 and $182,000 for the years ended 1996, 1997 and
1998, respectively.

     On May 14, 1998 and July 7, 1998, the Company entered into two operating leases for computer equipment and software related to its Adfinity system, with a combined fair market value of $849,000. The operating lease as, amended, requires monthly payments and expires in December, 2001. Total rent expense for currently outstanding leases is expected to be approximately $91,000 per quarter.

     In 1998, the Company entered into an operating lease agreement for space rental at its new corporate headquarters for a period of 10 years. The Company's annual lease expense for this office space will be approximately $1,200,000. The Company expects to incur approximately $1,000,000 in leasehold improvements in connection with the new office space.

     During the fourth quarter of 1998, the Company entered into a lease line of credit for up to $3,000,000 to finance capital equipment. As of December 1998, total obligations under this lease line of credit were approximately $600,000.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(10) Commitments--Continued

     The Company's Adfinity ad serving software and hardware are housed at GlobalCenter, Inc. in Herndon, Virginia. The agreement with GlobalCenter provides for Internet connectivity services, the lease of certain hardware, the licensing of certain software, and the lease of secure space to store and operate such equipment. Service orders in place under this agreement, which expire in May 1999, require monthly payments of approximately $27,000.

     Future minimum payments under noncancelable operating leases and capital leases at December 31, 1998 are as follows:

                                                                Operating       Capital
Year ending December 31                                           leases        leases
-----------------------------------------------------------   -------------   ----------
   1999 ...................................................   $ 1,973,000      $35,000
   2000 ...................................................     2,220,000       36,000
   2001 ...................................................     1,984,000           --
   2002 ...................................................     1,677,000           --
   2003 ...................................................     1,397,000           --
   Thereafter .............................................     4,564,000           --
                                                              -----------      -------
      Total minimum lease payments ........................   $13,815,000       71,000
                                                              ===========
      Less amount representing interest ...................                      7,000
                                                                               -------
      Present value of net minimum lease payments .........                     64,000
      Less current portion ................................                     30,000
                                                                               -------
      Long term portion ...................................                    $34,000
                                                                               =======

     The Company entered into a Consulting Agreement, dated as of January 1, 1998 with Neterprises, Inc. ("Consulting Agreement"), pursuant to which Mr. Paolucci, President and sole stockholder of Neterprises, Inc., and at that time a director of the Company, agreed to provide management and consulting services to Interactive Imaginations for a term of up to one year in connection with the identification and evaluation of potential strategic relationships and potential acquisition targets. In return for such services, Mr. Paolucci received a lump sum payment of $180,000 and currently receives a monthly fee of $12,500. This agreement was not renewed in 1999.

     On December 11, 1998, the Company entered into a severance agreement with Yale R. Brown, a former director and Executive Vice President, under which Mr. Brown resigned as an officer and director. The Company agreed to pay Mr. Brown the sum of $140,000 as severance, including attorneys' fees, and the Company exchanged mutual releases of substantially all claims arising out of this employment.

(11) Legal Proceedings

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operation or liquidity. During 1997, the Company successfully defended claims against the Company; however, legal costs incurred in connection with such claims amounted to $232,000.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(12) Selected Quarterly Financial Data--Unaudited

     The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                                                 1998 Quarters Ended
                                                         --------------------------------------------------------------------
                                                             March 31          June 30        September 30      December 31
                                                         ---------------   ---------------   --------------   ---------------
Revenues .............................................    $  1,076,000      $  3,701,000      $  5,528,000     $  9,558,000
Operating loss(a) ....................................      (2,131,000)       (9,873,000)       (6,101,000)      (7,289,000)
Net loss .............................................      (2,298,000)       (9,838,000)       (5,856,000)      (6,731,000)
Cumulative dividends on mandatorily redeemable
 convertible preferred stock .........................         (34,000)         (152,000)          (90,000)              --
Net loss attributable to common stockholders .........      (2,332,000)       (9,990,000)       (5,946,000)      (6,731,000)
Net loss per share attributable to common
 stockholders ........................................           (0.76)            (1.27)            (0.51)           (0.43)

                                                                               1997 Quarters Ended
                                                         ---------------------------------------------------------------
                                                            March 31         June 30        September 30     December 31
                                                         -------------   ---------------   --------------   ------------
Revenues .............................................    $1,194,000      $    985,000      $    549,000     $  420,000
Operating loss .......................................      (798,000)       (1,424,000)       (2,400,000)      (588,000)
Net loss .............................................      (784,000)       (1,428,000)       (2,433,000)      (661,000)
Cumulative dividends on mandatorily redeemable
 convertible preferred stock .........................            --                --                --             --
Net loss attributable to common stockholders .........      (784,000)       (1,428,000)       (2,433,000)      (661,000)
Net loss per share attributable to common
 stockholders ........................................         (0.73)            (1.32)            (2.25)         (0.59)

------------
(a) In April 1998, the Company acquired Intelligent Interactions in a transaction accounted for as a purchase (see note 2). The preliminary purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This included $5,477,000 allocated to purchased in-process technology and charged to operations at the time of acquisition. Accordingly, the Company expensed this amount in its originally reported June 30, 1998 operating results.

    During the fourth quarter of 1998, the Company finalized the purchase price allocation related to the purchased in-process technology and core technology being acquired. This adjustment decreased the amount previously allocated to in-process technology and increased goodwill by $477,000 which is being amortized on a straight-line basis over two years. As a result, the Company has restated the above quarterly financial information for the second and third quarters of 1998 to reflect this change.

(13) Subsequent Events--Unaudited

     On January 20, 1999, the Company purchased a 60% interest in 24/7 Media Europe, Ltd. ("24/7 Media Europe", formerly InterAd Holdings Limited), which operates the 24/7 Media Europe Network, for $3,900,000. The Company expects to potentially invest up to an additional $5,000,000 of working capital in 24/7 Media Europe and Sift Inc. (discussed below) in 1999 to support their future operations.

     In 1999 through February 28, the Company granted 705,500 stock options at exercise prices of $28.00 to $38.13 per share, all of which were granted at the fair market value of the Company's Common Stock at the time of grant. These stock options have a weighted average exercise price of $28.49 per share.

     On March 17, 1999, the Company announced an exclusive three-year agreement with NBC-Interactive Neighborhood for the Company to sell advertising on NBC Network television stations and their associated Web sites at the local market level. Under the terms of the agreement, the Company will recruit, train and staff sales and support personnel who will operate out of both the NBC stations as well as in the Company's regional offices. The Company will also jointly provide ad sales consulting and regional representation services to more than 100 NBC stations that are currently affiliated with NBC-IN.

                               24/7 MEDIA, INC.

                           December 31, 1998 and 1997

(13) Subsequent Events--Unaudited --Continued

     The Company and NBC-IN will collaborate with NBC-IN on the development of advertising packages that leverage the reach and brand-building strengths of NBC local television with the direct response, data collection and marketing functionality of NBC's local station Web sites. Initial launch markets include NBC-owned and operated stations in New York, Los Angeles, Chicago, Washington, D.C., Dallas and San Diego with initial plans to follow in an additional 14 broadcast station markets.

     As part of this Agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of the Company's Common Stock for $26.05 per share. These warrants are exercisable for up to five years from the date of issuance and vest ratably over the last fifteen months of the three-year term of the agreement.

     On March 8, 1999, the Company acquired Sift, Inc., a provider of e-mail based direct marketing services, in exchange for approximately 872,000 shares of the Company's Common Stock for all the outstanding common stock of Sift, Inc. This business combination will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Sift, Inc.

     The following unaudited pro forma data summarizes the combined results of operations of the Company and Sift, Inc. as if the combination has been consummated on December 31, 1998:

                                              Years Ended December 31
                              -------------------------------------------------------
                                    1996               1997                1998
                              ----------------   ----------------   -----------------
   Net sales ..............     $  1,543,000       $  3,217,000       $  20,699,000
                                ============       ============       =============
   Net loss ...............     $ (7,437,000)      $ (6,323,000)      $ (25,544,000)
                                ============       ============       =============
   Loss per share .........     $      (3.87)      $      (3.23)      $       (2.46)
                                ============       ============       =============