Form 10-Q
period 1999-03-31
24/7 MEDIA INC
filed 1999-05-19
CIK 1062195

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended March 31,1999

                                       or

|_| Transitional Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from         to

                         Commission file number 1-14355


                                24/7 Media, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                             13-3995672
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

                                      7319
                    (Standard Industrial Classification Code)

          1250 Broadway, New York, NY                      10001
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

                 Class                            Outstanding at May 4, 1999
 Common Stock, par value $.01 per share                20,169,776 Shares

================================================================================

                                24/7 MEDIA, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.        FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (unaudited)

        Consolidated Condensed Balance Sheets................................ 3

        Consolidated Condensed Statements of Operations...................... 4

        Consolidated Condensed Statements of Cash Flows...................... 5

        Notes to Interim Consolidated Condensed Financial Statements......... 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...........................................13


PART II.       OTHER INFORMATION

Item 1. Legal Proceedings....................................................25

Item 2. Changes in Securities and Use of Proceeds............................25

Item 3. Defaults Upon Senior Securities......................................25

Item 4. Submission of Matters to a Vote of Security Holders..................25

Item 5. Other Information....................................................25

Item 6. Exhibits and Reports on Form 8-K.....................................25

Item 7. Signatures...........................................................26

                                24/7 MEDIA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31,         December 31,
                                                                            1999               1998
                                                                        ------------       ------------
                                                                        (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents ........................................    $ 21,302,000       $ 34,049,000
  Accounts receivable, net of allowance for doubtful
     accounts of $224,000 and $268,000, respectively ...............      11,100,000          8,678,000
  Prepaid expenses and other current assets ........................       1,453,000            550,000
                                                                        ------------       ------------
                    Total current assets ...........................      33,855,000         43,277,000
                                                                        ------------       ------------

Property and equipment, net ........................................       4,448,000          2,099,000
Goodwill, net ......................................................      11,345,000         10,935,000
Intangible assets, net .............................................          23,000             16,000
Investments in affiliated company ..................................       6,566,000          6,566,000
Partner agreement ..................................................       3,543,000                 --
Deferred offering costs ............................................         310,000                 --
Other assets .......................................................         355,000            215,000
                                                                        ------------       ------------
       Total assets ................................................    $ 60,445,000       $ 63,108,000
                                                                        ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................       9,657,000          5,797,000
  Accrued liabilities ..............................................       2,558,000          5,201,000
  Loan payable .....................................................              --            593,000
  Short term credit line ...........................................              --            180,000
  Current installments of obligations under capital leases .........          45,000             82,000
  Deferred revenue .................................................         244,000            134,000
                                                                        ------------       ------------
       Total current liabilities ...................................      12,504,000         11,987,000
                                                                        ------------       ------------

Obligations under capital leases, excluding current installments ...          36,000             34,000

Stockholders' equity:
  Convertible preferred stock, $.01 par value;
    10,000,000 shares authorized; no shares issued
    or outstanding .................................................              --                 --
  Common stock, $.01 par value; 70,000,000 shares
    authorized; 17,252,579 and 16,435,494 shares
    issued and outstanding, respectively ...........................         173,000            164,000
  Additional paid-in capital .......................................      96,026,000         92,002,000
  Deferred stock compensation ......................................        (316,000)          (345,000)
  Accumulated deficit ..............................................     (47,978,000)       (40,734,000)
                                                                        ------------       ------------
       Total stockholders' equity ..................................      47,905,000         51,087,000
                                                                        ------------       ------------

Commitments and contingencies
       Total liabilities and stockholders' equity ..................    $ 60,445,000       $ 63,108,000
                                                                        ============       ============

     See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended March 31,
                                                  -----------------------------------------
                                                         1999                 1998
                                                  -------------------- --------------------
                                                      (unaudited)          (unaudited)
Total revenues.................................          $ 11,450,000          $ 1,204,000

Cost of revenues...............................             8,796,000              952,000
                                                  -------------------- --------------------

                    Gross profit...............             2,654,000              252,000
                                                  -------------------- --------------------

Operating expenses:
    Sales and marketing........................             3,494,000              698,000
    General and administrative.................             3,512,000            1,413,000
    Product development........................               922,000               30,000
    Amortization of goodwill...................             2,258,000              335,000
                                                  -------------------- --------------------
                    Total operating expenses...            10,186,000            2,476,000
                                                  -------------------- --------------------
                    Loss from operations.......            (7,532,000)          (2,224,000)

Interest income................................               311,000                   --
Interest expense...............................               (23,000)            (188,000)
                                                  -------------------- --------------------
                    Net loss...................            (7,244,000)          (2,412,000)

Cumulative dividends on preferred stock........                    --              (33,000)
                                                  -------------------- --------------------
Net loss attributable to common
   stockholders................................          $ (7,244,000)        $ (2,445,000)
                                                  ==================== ====================
Net loss per share - basic and diluted.........          $      (0.42)        $      (0.64)
                                                  ==================== ====================
Weighted average shares outstanding............            17,129,479            3,818,053
                                                  ==================== ====================

     See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended March 31,
                                                                                       -------------------------------
                                                                                           1999               1998
                                                                                       ------------        -----------
                                                                                        (unaudited)        (unaudited)
Cash flows from operating activities:
    Net loss ......................................................................    $ (7,244,000)       $(2,412,000)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization .................................................         319,000            110,000
    Amortization of debt discount .................................................              --            150,000
    Gain on dispostion of property and equipment ..................................              --             37,000
    Accrued interest on senior convertible notes-related
    parties .......................................................................              --              8,000
    Imputed interest on note payable-related party ................................              --              9,000
    Amortization of intangible assets .............................................       2,349,000            335,000
    Non-cash compensation .........................................................          29,000            473,000
    Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable, net ..................................................      (2,139,000)          (604,000)
        Prepaid expenses and other current assets .................................        (926,000)           (68,000)
        Other assets ..............................................................        (140,000)                --
        Accounts payable ..........................................................       3,373,000            (78,000)
        Accrued liabilities .......................................................      (3,197,000)          (287,000)
        Deferred revenue ..........................................................         110,000            (55,000)
                                                                                       ------------        -----------
              Net cash used in operating activities ...............................      (7,466,000)        (2,374,000)
                                                                                       ------------        -----------

Cash flows from investing activities:
    Increase in intangible assets .................................................          (7,000)                --
    Cash paid for acquisition, net of cash acquired ...............................      (1,107,000)           169,000
    Purchases of property and equipment ...........................................      (2,542,000)           (98,000)
                                                                                       ------------        -----------
              Net cash (used in) provided by investing activities .................      (3,656,000)            71,000
                                                                                       ------------        -----------

Cash flows from financing activities:
    Repayment of loans payable ....................................................      (1,439,000)                --
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock .....................................              --         10,060,000
    Deferred offering costs .......................................................        (310,000)          (288,000)
    Proceeds from senior convertible notes payable-
       related parties ............................................................              --            150,000
    Payment of capital lease obligations ..........................................         (62,000)           (68,000)
    Net proceeds from exercise of stock options ...................................         366,000                 --
    (Payments)/proceeds of short-term borrowings ..................................        (180,000)           105,000
                                                                                       ------------        -----------
              Net cash (used in) provided by financing activities .................      (1,625,000)         9,959,000
                                                                                       ------------        -----------
              Net change in cash and cash equivalents .............................     (12,747,000)         7,656,000

Cash and cash equivalents at beginning of period ..................................      34,049,000            121,000
                                                                                       ------------        -----------

Cash and cash equivalents at end of period ........................................    $ 21,302,000        $ 7,777,000
                                                                                       ============        ===========

     See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
    NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

The terms "we" and "our company" mean 24/7 Media, Inc., our subsidiaries and each of our predecessor entities.

(1) Summary of Operations and Significant Accounting Policies

(a) Summary of Operations

We operate networks of Web sites that enable both advertisers and Web publishers to capitalize on the opportunities presented by Internet advertising, direct marketing and electronic commerce. We generate revenues by delivering advertisements and promotions to Web sites affiliated with us. Our network properties include The 24/7 Network, The 24/7 Media Europe Network, and The ContentZone, which are networks of Web sites to which advertisements and promotions are served. In addition, we provide e-mail based direct marketing services.

We were incorporated in Delaware on January 23, 1998 as a wholly owned subsidiary of Interactive Imaginations, Inc. On February 25, 1998, pursuant to an Agreement and Plan of Merger dated February 2, 1998, we simultaneously completed the merger of each of Petry Interactive, Inc. and Advercomm, Inc. with and into us (the mergers, together with a concurrent investment of approximately $10 million by certain third party investors as well as with an existing investor of Interactive Imaginations, are referred to herein as the "Initial Merger"). On April 9, 1998, Interactive Imaginations, our then parent, was merged with and into us in a manner similar to a pooling of interests. As a result, our historical results of operations for all periods prior to the Initial Merger represent those of Interactive Imaginations.

On April 13, 1998, we acquired Intelligent Interactions Corporation, a corporation that developed and licensed ad serving technology and e-commerce software. As of June 1, 1998, we acquired CliqNow!, a network of Web sites that were subsequently folded into The 24/7 Network. On December 29, 1998, we acquired a 67% interest in CardSecure, Inc. On December 30, 1998, we acquired a 10% common equity interest in China.com Corporation.

Our December 1998 equity investment in China.com is being accounted for under the cost method of accounting and, accordingly, this investment is carried as a long-term asset on our balance sheet.

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe, Ltd. (formerly InterAd Holdings Limited), which operates The 24/7 Media Europe Network. Approximately $1.9 million paid in cash to acquire shares directly from 24/7 Europe. The remaining balance included $1.1 million which was used to acquire shares from existing shareholders and $846,000 which was subsequently used to repay a loan payable. The aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $2.7 million, was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of four years.

On March 8, 1999, we acquired Sift, Inc., a provider of e-mail based direct marketing services, for approximately 763,000 shares of our common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 109,000 shares of our common stock.

The acquisitions of Petry, Advercomm, Intelligent Interactions, CliqNow!, CardSecure and 24/7 Media Europe have been accounted for using the purchase method of accounting and, accordingly, their respective financial statements are included in our consolidated financial statements from their respective dates of acquisition.

The acquisition of Sift has been accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of Sift. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                      Three Months         Three Months
                                          Ended                Ended
                                     March 31, 1999       March 31, 1998
                                     --------------       --------------
                                       (unaudited)          (unaudited)
            Net revenues
               24/7 Media             $11,071,000            $1,076,000
               Sift                       379,000               128,000
                                      -----------            ----------
               Combined               $11,450,000            $1,204,000
                                      ===========            ==========

            Net income (loss)
               24/7 Media             ($7,263,000)          ($2,298,000)
               Sift                        19,000              (114,000)
                                      -----------           ------------
               Combined               ($7,244,000)          ($2,412,000)
                                      ============          ============

During the first quarter of 1999, we restated our 1998 first quarter results of operations by combining Sift's financial statements for the three months ended February 28, 1998 (Sift's second quarter of fiscal 1998) with our consolidated financial statements for the three months ended March 31, 1998. The three months ended March 31, 1999 include both our company's and Sift's results of operations for the same period. We have also restated the consolidated balance sheet as of December 31, 1998 to include our balance sheet and Sift's balance sheet as of December 31, 1998. An adjustment has been made to stockholders' equity as of December 31, 1998 to record Sift's results of operations for Sift's quarter ended November 30, 1997 and one month ended December 31, 1998. The equity accounts of the separate entities were combined. As the common stock and additional paid in capital accounts of the combining enterprise exceeded the par value of the common stock issued in the business combination, the excess was added to our additional paid in capital. There were no significant transactions between our company and Sift prior to the combination.

In March 1999, we signed an exclusive agreement with NBC-Interactive Neighborhood, or NBC-IN, that allows us to sell advertising on NBC network television stations and their associated Web sites at the local market level. Under the terms of the agreement, we will recruit, train and staff sales and support personnel who will operate out of the local NBC stations as well as in our regional offices. We will also jointly provide ad sales consulting and regional representation services to more than 100 NBC stations that are currently affiliated with NBC-IN.

We will collaborate with NBC-IN on the development of advertising packages that leverage the reach and brand-building strengths of NBC local television with the direct response data collection and marketing functionality of NBC's local station Web sites. Initial launch markets include NBC-owned and operated stations in New York, Los Angeles, Chicago, Washington, D.C., Dallas and San Diego with initial plans to follow in an additional 14 broadcast station markets. In accordance with the terms of the agreement, we will recognize our commission income only, using a sliding scale commission formula based upon the aggregate advertising payments for both on-air and internet advertising sold by us, as defined.

As part of this agreement, we issued to NBC warrants to purchase up to 150,000 shares of our common stock for $26.05 per share. These warrants shall vest and expire as follows: (1) at any time on or after March 11, 1999 and on or before March 11, 2002, NBC shall have the right to purchase 75,000 shares at $26.05 per share; and (2) the remaining 75,000 shares covered by this warrant will vest in eighteen increments of 4,167 shares each (except for the last increment, which will consist of 4,161 shares) on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. With respect to each 4,167 share increment, NBC's right to purchase such shares will expire three years after the vesting date. In the event that NBC terminates the agreement, the portion of the shares that have not vested as of such termination date shall immediately expire. The 150,000 warrants to acquire common stock that were issued to NBC were valued at $3.6 million using a Black-Scholes pricing model, based on the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected life of 5 years and volatility of 150%. The value of this contract is reflected in our balance sheet under partner agreement and will be amortized using the straight-line method over the life of the three-year contract.

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

(b) Principles of Consolidation

Our unaudited consolidated condensed financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 include our accounts and those of our majority-owned and controlled subsidiaries from their respective dates of acquisition. All historical financial statements have been restated to reflect the acquisition of Sift using the pooling-of-interests method. All significant intercompany transactions and balances have been eliminated in consolidation.

The following unaudited pro forma consolidated amounts give effect to all of the acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective periods, or date of inception, if later, by consolidating the results of operations of the acquired entities for the three month periods ended March 31, 1999 and 1998.

              PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three months ended March 31,
                                                              ----------------------------
                                                                   1999           1998
                                                                   ----           ----
Total revenues.............................................   $11,511,000    $ 2,947,000
Net loss...................................................    (7,554,000)    (6,017,000)
Net loss attributable to common stockholders...............    (7,554,000)    (6,153,000)
Net loss per share--basic and diluted......................   $     (0.44)   $     (1.05)
Weighted average shares used in basic and
 diluted net loss per share calculation....................    17,129,479      5,877,130

(c) Interim Results

The unaudited consolidated condensed financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and the results of our operations and our cash flows for the three month periods ended March 31, 1999 and 1998. The financial data and other information disclosed in these notes to the consolidated condensed financial statements related to these periods are unaudited. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, adjusted to reflect the acquisition of Sift using the pooling-of-interests method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 1998 as included in our report on Form 10-K.

(d) Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Intangible Assets

Intangible assets including trademarks and licenses are amortized using the straight-line method over their estimated useful lives of one to five years.

Goodwill resulting from the acquisition of Internet advertising businesses is estimated by us to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded goodwill is amortized on the straight-line basis over the estimated period of benefit, which is two to four years.

(f) Deferred Offering Costs

At March 31, 1999, specific incremental costs directly attributable to the issuance of common stock were deferred. These costs will be charged against additional paid-in capital as a result of our issuance of common stock during the three months ended June 30, 1999.

(g) Revenue Recognition

Our revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising The 24/7 Network, The 24/7 Media Europe Network and The ContentZone, and to a lesser extent our Riddler.com Web site. Revenues from advertising are recognized in the period the advertising impressions are delivered if collection of the resulting receivables is probable. In addition to advertising revenues, a portion of our revenues are derived from e-mail services and other services that are provided to Web sites and advertisers.

Third party Web sites that register Web pages with our networks and display advertising banners on those pages are commonly referred to as our "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." We pay our Affiliated Web sites a service fee for providing advertising space to our networks. We become obligated to make payments to such Affiliated Web sites, which have contracted with us to be part of our networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

At March 31, 1999 and December 31, 1998, accounts receivable included approximately $4,051,000 and $3,510,000, respectively, of unbilled receivables, which are a normal part of our business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1998 to March 31, 1999 resulted from the increase in revenues generated during the first quarter of 1999. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of March 31, 1999 have been subsequently billed.

(h) Product Development Costs

Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release and use.

(i) Loss Per Share

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

Diluted net loss per common share for the three month periods ended March 31, 1999 and 1998 does not include the effects of options to purchase 2,276,825 and 293,311 shares of common stock, respectively; 3,327,985 and 3,321,167 common stock warrants, respectively; and 0 and 2,641,807 shares of convertible preferred stock on an "as if" converted basis, respectively; as the effect of their inclusion is anti-dilutive during each period.

Net loss applicable to common stockholders for the three months ended March 31, 1998 has been increased to give effect to $33,000 of cumulative dividends on mandatorily redeemable convertible preferred stock subsequently converted into common stock in connection with our initial public offering in August 1998.

(j) Recent Accounting Pronouncements

We adopted Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", as of January 1, 1998. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in annual financial statements that are displayed with the same prominence as other financial statements. For the three months ended March 31, 1999 and 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations.

We adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) in the three month period ended March 31, 1999. SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. In connection therewith, we have capitalized certain costs related to the development of our Profilz database and next-generation ad serving technology beginning in the three month period ended March 31, 1999.

(k) New Accounting Disclosures

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time we have not evaluated the impact that SFAS 133 will have, if any.

(2) Balance Sheet Components


                                                                   March 31,        December 31,
                                                                     1999              1998
                                                                 ------------       ------------
                                                                 (unaudited)
Property and Equipment, Net
       Computer equipment ...................................    $  4,571,000       $  3,067,000
       Furniture and fixtures ...............................         350,000            261,000
       Leasehold improvements ...............................       1,278,000            208,000
                                                                 ------------       ------------
                                                                    6,199,000          3,536,000
       Less accumulated depreciation and amortization .......      (1,751,000)        (1,437,000)
                                                                 ------------       ------------
                                                                 $  4,448,000       $  2,099,000
                                                                 ============       ============

Goodwill, net
       Goodwill .............................................    $ 19,325,000       $ 16,657,000
       Less accumulated amortization ........................      (7,980,000)        (5,722,000)
                                                                 ------------       ------------
                                                                 $ 11,345,000       $ 10,935,000
                                                                 ============       ============

Accrued Liabilities
       Professional fees ....................................    $     85,000       $    479,000
       Employee commissions, incentives, and expenses .......         493,000          2,739,000
       Ad management fees ...................................         643,000            406,000
       Affiliate royalties ..................................         448,000            464,000
       Rent and lease obligations ...........................         228,000            282,000
       Other ................................................         610,000            831,000
                                                                 ------------       ------------
                                                                 $  2,507,000       $  5,201,000
                                                                 ============       ============

(3) Common Stock

In March 1999, as part of the acquisition of Sift, we issued 762,621 shares of our common stock to the shareholders of Sift.


(4) 1998 Stock Incentive Plan

Subsequent to December 31, 1998 through March 31, 1999, we granted a total of 1,029,631 stock options under the 1998 Stock Incentive Plan: 109,331 of such were assumed as a result of the acquisition of Sift, Inc. at exercise prices ranging from $0.66 to $1.83 per share, and 920,300 of such were at exercise prices of $24.88 to $50.25 per share, based on the fair market value of the underlying common stock at the respective times of grant.

(5) Supplemental Cash Flow Information

The amount of cash paid for interest was $24,000 and $0 for the three month periods ended March 31, 1999 and 1998, respectively.

Non-cash financing activities:

Warrants to purchase 625,000 shares of our common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of our common stock in a cashless exercise of the warrants.

During the three months ended March 31, 1998, we converted all outstanding shares of convertible preferred stock into an aggregate of 4,350,441 shares of common stock, converted $2,556,250 of senior convertible notes payable-related parties, plus accrued interest, into 828,036 shares of common stock, and outstanding warrants were converted into 191,349 shares of common stock.

During the three months ended March 31, 1999, we issued an aggregate of 762,621 shares of common stock in connection with the acquisition of Sift.

In March 1999, we issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on NBC Network television stations and their associated Web sites at the local market level.

(6) Subsequent Events

On April 5, 1999, we entered into a cross promotion agreement with TechWave Inc. TechWave provides e-commerce technology and enabling services, an online shopping network, creative design services, and product fulfillment to more than 15,000 Web sites. Under this agreement, we will promote TechWave's services to our Web sites while TechWave will promote our advertising representation and e-mail management services to TechWave's clients. In addition, we will co-brand our Click2Buy transactional banner service with TechWave's ShopNow e-commerce Web site, an online shopping destination. Each party will receive a share of the other party's revenues generated under the cross promotion agreement. We also agreed to acquire 19.8% of TechWave in exchange for consideration of $5 million in cash plus shares of our common stock with a value equal to $25.1 million. The investment in TechWave will be carried under the cost method of accounting.

On April 9, 1999, we made an additional investment of $500,000 in the common stock of 24/7 Media Europe. Combined with our earlier investment, this increased our total ownership interest in 24/7 Media Europe from 60% to 63%.

On May 3, 1999, we completed an additional offering of our common stock. In this offering, we sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds to our company from the sale of the primary shares was approximately $100.2 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of federal securities law. Such statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, certain factors such as rapid changes in the markets in which we compete or general economic conditions might cause a difference between actual results and such forward-looking statements. When considering such forward-looking statements, prospective investors should consider the "Risk Factors" and other cautionary statements in this report.

General

We are the result of several mergers and acquisitions, and the combination of these entities resulted in an integrated Internet advertising company with both media sales and technology expertise. We were incorporated in January 1998 to consolidate three Internet advertising companies:

o Petry Interactive, Inc., which established the network business model and contributed its network of Web sites which became the foundation for the 24/7 Network.
o Advercomm, Inc., which folded several high profile Web sites into the 24/7 Network, which increased the breadth of content available on the 24/7 Network and accelerated our ability to organize the 24/7 Network into channels of Web sites with similar content.
o Interactive Imaginations, Inc., which contributed the ContentZone, a network that offers advertising solutions for small to medium-sized Web sites.

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

In December 1998, we acquired an initial 67% interest, on an as-converted basis, in CardSecure, a company which provides e-commerce enabling technology as well as Web site hosting services. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network. In March 1999, we acquired Sift, Inc., a full-service e-mail management company.

We generate substantially all of our revenues by delivering advertisements and promotions to the Web sites on our networks. We typically sell our advertisements under purchase order agreements with advertisers which are short-term in nature or subject to cancellation. We sell our products and services through our sales and marketing staff located in New York, Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, San Francisco, Seattle and the Washington, D.C. area and 12 offices in Europe.

The pricing of ads is based on a variety of factors, including the gross dollar amount spent on the advertising campaign and whether the campaign is delivered on a specific Web site, a channel of Web sites or across an entire network. We strive to sell 100% of our inventory through the combination of advertisements sold on a "CPM" basis, which is the cost to the advertiser to run 1,000 ads, and a "cost-per-action" basis whereby revenues are generated if the user responds to the ad with an action, such as an inquiry or a purchase of the product advertised.

We recognize advertising revenues in the period that the advertisement is delivered, provided that no significant obligations remain. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our Web sites a service fee calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. In addition, we are generally responsible for billing and collecting for advertisements delivered to our networks. We expect to generate the majority of our revenues for the foreseeable future from advertisements delivered to the Web sites on our networks.

We recently started to sell sponsorship advertising, which involves a greater degree of coordination among us, the advertiser and our Web sites. These sponsorships are generally priced based on the length of time that the sponsorship runs, rather than on a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

We delivered an aggregate of over 2.1 billion ad impressions during the month of March 1999, compared to 1 billion ad impressions during the month of December 1998, an increase of 110 percent. We added a number of marquee Web sites during the first quarter of 1999, including GoTo.com, MGM and SimCity. According to Media Metrix, our three networks reached 55.3%, or more than one half, of all U.S. Internet users in March 1999. We believe that this reach figure is among the highest in the Internet advertising industry. For the three month periods ended March 31, 1999 and 1998, approximately 48% and 36% of our revenues were derived from advertisements on our top ten Web sites, respectively. For the three months ended March 31, 1999, one of our Web sites accounted for approximately 9% of our total advertising revenue. In addition, for the three months ended March 31, 1999, one advertiser accounted for approximately 11% of our revenues and the top ten advertisers and ad agencies accounted for approximately 45% of our revenues.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. Although we have experienced revenue growth in recent periods, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, we expect to increase our operating expenses and capital expenditures in order to expand our sales and marketing organization and to develop, integrate and scale our Profilz database and proprietary ad serving technologies.

Recent Developments

On April 5, 1999, we entered into a cross promotion agreement with TechWave Inc. TechWave provides e-commerce technology and enabling services, an online shopping network, creative design services, and product fulfillment to more than 15,000 Web sites. Under this agreement, we will promote TechWave's services to our Web sites while TechWave will promote our advertising representation and e-mail management services to TechWave's clients. In addition, we will co-brand our Click2Buy transactional banner service with TechWave's ShopNow e-commerce Web site, an online shopping destination. Each party will receive a share of the other party's revenues generated under the cross promotion agreement. We also agreed to acquire 19.8% of TechWave in exchange for consideration of $5 million in cash plus shares of our common stock with a value equal to $25.1 million. The investment in TechWave will be carried under the cost method of accounting.

On April 9, 1999, we made an additional investment of $500,000 into the common stock of 24/7 Media Europe. Combined with our earlier investment, this increased our total ownership interest in 24/7 Media Europe from 60% to 63%.

On May 3, 1999, we completed a follow-on offering of our common stock. In this offering, we sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds to our company from the sale of the primary shares was approximately $100.2 million. We expect to use the proceeds from this offering for general corporate purposes, including working capital, expansion of sales and marketing capabilities, capital expenditures and possible acquisitions.

Results of Operations

Revenues. Our revenue increased in the three month period ended March 31 from 1998 to 1999 primarily due to an increase in the number of Web sites on the 24/7 Network, the addition of the 24/7 Media Europe Network, and an increase in the number of advertisers utilizing our advertising solutions and the number of advertisements delivered to the 24/7 Network and the 24/7 Media Europe Network. We expect the 24/7 Network to continue to account for a significant portion of our total advertising revenue for the foreseeable future. In addition to our advertising revenue, we generated increased revenue from the growth of e-mail services and solutions that were delivered through Sift.

Cost of Revenues and Gross Profit. Cost of revenues consists primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our ad serving system, Internet access costs, and direct costs of e-mail services. The increases in gross profit in the three month period from 1998 to 1999 was caused by (1) the significant growth in advertising revenue generated by the 24/7 Network; and (2) an increase in third party ad serving costs related to the growth of the 24/7 Network and the addition of the ad serving costs related to the 24/7 Media Europe Network. Until we complete the transition to a single ad serving platform, we expect to incur ad serving costs that are higher than historical levels. Thereafter, we expect gross margins to increase because third party ad serving fees will no longer be paid.

Operating Expenses. Each of sales and marketing, general and administrative, product development and amortization of goodwill expenses increased in the three month period from 1998 to 1999 as (1) we incurred expenses in connection with the growth of our business; and (2) we included the operations of the various businesses that we acquired in our results of operations.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. We expect sales and marketing expenses to increase as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility in the marketplace. Areas of concentration for future growth are expected to include U.S. advertising, European advertising, e-mail services and e-commerce initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of the business. We expect general and administrative expenses to increase as we incur increased levels of expenses to support future growth.

Product Development Expenses. Product development expenses consist primarily of compensation and related costs incurred to further develop our database and ad serving capabilities. We believe that continued investment in product development, particularly for our Profilz database and ad serving system, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

Amortization of Goodwill. We recorded goodwill amortization expense beginning in the first quarter of 1998, which represents the excess purchase price over the fair value of net liabilities of the acquired businesses of Petry, Advercomm, CliqNow!, Intelligent Interactions, CardSecure and 24/7 Media Europe from their respective dates of acquisition.

Liquidity and Capital Resources

Prior to our initial public offering in August 1998, we financed our operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm into us in February 1998, we completed a private placement of preferred stock and warrants which resulted in net proceeds of $9.8 million. In August 1998, we completed our initial public offering of common stock from which we realized net proceeds of approximately $44.8 million. As of March 31, 1999, we had cash and cash equivalents of $21.3 million. Subsequent to March 31, 1999, we completed a follow-on offering including the sale of 2,339,000 primary shares of common stock, resulting in net proceeds of approximately $100.2 million.

In addition to funding on-going operations, our principal commitments consist of various obligations under operating and capital leases. During the fourth quarter of 1998, we entered into a lease line of credit for up to $3.0 million with Chase Manhattan Bank to finance capital equipment. As of March 31, 1999, total obligations under this lease line of credit were approximately $600,000.

Furthermore, we incurred approximately $1.0 million in leasehold improvements prior to moving into additional leased office space at our headquarters in New York City, which lease runs through 2008. In the aggregate, our annual lease expense for this office space will be approximately $1.2 million. We believe that the expenses associated with such additional office space will not have a material effect on our financial position.

Net cash used in operating activities was $7.5 million and $2.4 million for the three month periods ended March 31, 1999 and 1998, respectively. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items, including:

o significant increases in accounts receivable, accounts payable and accrued liabilities in 1999, resulting from the significant increase in revenues and related expenses in the first quarter of 1999 compared to 1998; and
o the amortization of goodwill in 1999 related to the acquisitions we completed in 1998 and 1999.

The significant increase in accounts receivable at March 31, 1999 is partially attributable to the increase in unbilled receivables from $3.5 million at December 31, 1998 to $4.1 million at March 31, 1999 that also resulted from the increase in revenues generated during the first quarter of 1999. Unbilled receivables, which are a normal part of our business, represent receivables which are generally invoiced only after the revenue has been earned. The terms of the related contracts typically require billing at the end of each month. All unbilled receivables as of March 31, 1999 have been subsequently billed.

Net cash (used in) provided by investing activities was $3.7 million and $71,000 for the three month periods ended March 31, 1999 and 1998, respectively. Net cash used in investing activities resulted primarily from capital expenditures relating to computer hardware and capitalized software, and the cash purchase of a majority interest in 24/7 Media Europe. During 1999, we expect to incur significant capital expenditures related to the expansion of our business. In particular, we intend to develop and enhance our proprietary ad serving technology and our Profilz database, which may involve investments in software and hardware that in the aggregate could total approximately $15 million. To the extent that we invest in significant ad serving and database software and hardware or make cash investments in other businesses in the future, net cash used in investing activities could increase.

Net cash (used in) provided by financing activities was $1.6 million and $10.0 million for the three month periods ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities during the 1998 period included issuances of convertible preferred stock and warrants. Prior to December 31, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for warrants to purchase approximately 3.8 million shares of common stock with exercise prices ranging from $3.81 to $11.42 per share.

No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 1998, we had approximately $30.9 million of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2018. As a result of various equity transactions during 1996, 1997 and 1998, we believe that our company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, we have not recorded any tax benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, events such as our initial public offering and other sales of our stock may partially restrict our ability to utilize our net operating loss carryforwards.

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe Ltd. We invested $1.9 million to acquire shares directly from 24/7 Media Europe, acquired other shares from existing share holders in the amount of $1.1 million and subsequently paid off a loan of $846,000.

We expect to invest an additional aggregate of up to $5 million of working capital in our purchased subsidiaries and majority-owned businesses in 1999 to support their future operations.

We believe that our current cash and cash equivalent balances, combined with the net proceeds from our recently completed follow-on offering, will be sufficient to fund our requirements for working capital and capital expenditures for at least the next 12 months. To the extent that we encounter unanticipated opportunities, we may need to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks or other financial sources. Sales of additional equity or convertible debt securities may result in additional dilution of our stockholders. We cannot be certain that we will be able to sell additional equity or debt securities in the future or that additional financing will be available to us when needed on commercially reasonable terms, or at all.

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

We have internally developed ad serving systems and a financial system and are using a service bureau for ad serving and payroll. We believe that our IT systems are sensitive to Year 2000. We have determined that none of our IT systems require replacement but that approximately 80% of our IT systems require moderate remediation to be Year 2000 compliant. However, our internal systems are significantly less complex than bank or brokerage systems for achieving Year 2000 compliance. With no legacy hardware, our late model systems require patches and updates to reach compliance. We also plan to implement a Year 2000 compliant standard software image across desktops by the second quarter of 1999.

All of our internal systems have been inventoried and all non-compliant third party components have been identified and are in the process of being upgraded. Test equipment to facilitate Year 2000 testing has been installed and testing will begin in the second quarter of 1999. Our current financial system will be replaced with a Year 2000 compliant system in the third quarter of 1999. All mission critical non-IT systems have been identified and will be tested by the end of the second quarter of 1999.

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

We have placed each of our vendors and suppliers in a priority category according to their importance to our business. We have sent letters to all critical third party service suppliers asking about the status of their Year 2000 program. Vendor readiness is being assessed and tracked. We have received responses to these letters from 29% of our vendors. All vendors responding to date have asserted that their products will be Year 2000 compliant. In the event we do not receive satisfactory commitments from a key supplier, we are making plans for continuing availability of service through alternate channels. We expect to have certification that all key vendors and suppliers are Year 2000 compliant by the third quarter of 1999.

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

Costs to Address Our Year 2000 Issue. To date, we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating our software, the current versions of our products, and Year 2000 compliance matters generally. We do not believe that the costs to evaluate or address Year 2000 issues will be material. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect our business.

Contingency Plan. We have not developed a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, we then will evaluate the need for contingency plans relating to such issues. We intend to actively work with and encourage our suppliers to minimize the risks of business disruptions resulting from Year 2000 issues and develop contingency plans where necessary. Such plans may include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. We expect to have such plans in place by the second quarter of 1999.

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


Impact of Recently Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time we have not evaluated the impact SFAS 133 will have, if any.

Risk Factors

This report contains forward-looking statements that are based largely on our current expectations and that are subject to a number of risks and uncertainties, including those set forth below. Our actual results could differ materially from the results discussed in "Risk Factors" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

We have an extremely limited operating history on which an investor can evaluate our business. None of our predecessor companies had an operating history of more than four years. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

o develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;
o further develop and upgrade our technology;
o respond to competitive developments;
o implement and improve operational, financial and management information systems; and
o attract, retain and motivate qualified employees.

We may be unable to successfully integrate several companies that we have acquired. We were formed in January 1998 to consolidate three Internet advertising companies and have since acquired three companies and a majority interest in two others. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

We anticipate continued losses and we may never be profitable. We incurred net losses of $7.2 million and $2.4 million for the three month periods ended March 31, 1999 and 1998, respectively, and each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability.

Our future revenues and results of operations may be difficult to forecast. Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

o the addition of new or loss of current advertisers or Web sites;
o changes in fees paid by advertisers;
o changes in service fees payable by us to owners of Web sites, or ad serving fees payable by us to third parties;
o the introduction of new Internet advertising services by us or our competitors;
o variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and
o general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors.

In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. In future periods, our results of operations may fall below the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenues are subject to seasonal fluctuations. We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle.

Our business may not grow if the Internet advertising market does not continue to develop. The Internet as an advertising medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to continue to develop. There are currently no widely accepted standards to measure the effectiveness of Internet advertising. We cannot be certain that such standards will develop to sufficiently support Internet advertising as a significant advertising medium. Actual or perceived ineffectiveness of online advertising in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

Banner advertising, from which we currently derive most of our revenues, may not be an effective advertising method in the future. We cannot be certain that any other forms of Internet advertising will be developed or accepted by the market. Even if new methods are developed, we may not be able to take advantage of them.

Growth of our business depends on the development of online direct marketing. Adoption of online direct marketing, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, is an important part of our business model. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of our products and services to generate demand for our direct marketing services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct market apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of our clients.

Loss of our major Web sites would significantly reduce our revenues. The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. Loss of our major Web sites would significantly reduce our revenues. For the three month periods ended March 31, 1999 and 1998, approximately 48% and 36%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended March 31, 1999, the top ten Web sites included AT&T WorldNet Service, Netscape Communications, MapQuest, EarthLink, Encompass, TreeLoot, Small World Sports, Blizzard Entertainment, Live World Productions and Reuters. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us.

Loss of our client Web sites could lower our reach levels. Our Web sites generally measure satisfaction by acceptable revenue levels, high levels of customer service and timely and accurate reporting. Levels of traffic on our Web sites may not remain consistent or increase over time, and we may be unable to replace any departed Web site with another Web site with comparable traffic patterns and user demographics. The loss or reduction in traffic on these Web sites may cause advertisers or Web sites to withdraw from the our networks which in turn could lower our reach levels.

Loss of our advertisers or ad agencies would reduce our revenues. We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. Loss of our advertisers or ad agencies would reduce our revenues. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended March 31, 1999, our top ten advertisers and ad agencies accounted for an aggregate of approximately 45% of our total revenues.

Advertisers and ad agencies typically purchase advertising under purchase order agreements that run for a limited time. We cannot be certain that current advertisers and ad agencies will continue to purchase advertising from us or that we will be able to attract additional advertisers and ad agencies successfully, or that agencies and advertisers will make timely payment of amounts due to us.

Our development of a next generation ad serving technology may not be successful and may cause business disruption. We are currently developing a next generation ad serving technology that is intended to serve as our sole ad serving solution. To complete this development, we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our Profilz database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Even if we successfully address all these challenges, we must then work with our Web sites to transition them to our new system, which would also create a risk of business disruption and loss of any of our Web sites.

Loss or failure of our third party ad serving technology could disrupt our business. Unless and until the development of and transition to our own ad serving technology is complete, we will be primarily dependent on AdForce, Inc. to deliver ads to our networks and Web sites. If such service becomes unavailable or fails to serve our ads properly or fails to produce the frequent operational reports required, our business would be adversely affected.

Additionally, our use of multiple systems to serve ads requires us to employ significant effort to prepare information for billing, Web site statements and financial reporting. We are upgrading our systems to integrate a new accounting system with our ad serving technologies to improve our accounting, control and reporting methods. Our inability to upgrade our existing reporting systems and streamline our procedures may cause delays in the timely reporting of financial information.

Our failure to successfully compete may hinder our growth. The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

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

We may be unable to continue to successfully manage rapid growth. We have experienced rapid growth and expansion in operations that have placed a significant strain on our managerial, operational and financial resources. We expect the number of employees to increase in the future. To successfully compete in the evolving Internet industry, we must:

o continue to improve our financial and management controls;
o enhance our reporting systems and procedures;
o continue to scale our ad serving systems and upgrade their functional capabilities; and
o expand, train and manage our work force.

We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

Acquisitions or strategic investments may divert management attention and consume resources. We intend to continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

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

Our international expansion may pose new legal and cultural challenges. We have operations in a number of international markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

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

In addition to these factors, due to our minority stake in the 24/7 Media Asia Network, we are relying on China.com Corporation to conduct operations, establish the network, aggregate Web publishers and coordinate sales and marketing efforts. The success of the 24/7 Media Asia Network is directly dependent on the success of China.com Corporation and its dedication of sufficient resources to our relationship.

If we lose our CEO, principal sales managers or other senior managers we may not be able to grow. Our success depends upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer, and Jacob I. Friesel, Executive Vice President. The loss of the services of one or more of these persons could materially adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions. Although we have not experienced any material impact from the difficulty in hiring and retaining qualified employees, we may be materially impacted in the future from such hiring difficulties.

Privacy concerns may prevent us from selling demographically targeted advertising. We are developing our Profilz database to collect data derived from user activity on our networks and from other sources. We cannot be certain that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data. We must also keep information regarding Web publishers confidential under our contracts with Web publishers.

Ad serving technology enables the use of identifying data, or cookies, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are placed on the user's hard drive without the user's knowledge or consent. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated.

Government regulation and legal uncertainties could add additional burdens to our doing business on the Internet. Due to the increasing popularity of the Web, laws and regulations applicable to Internet communications, commerce and advertising are becoming more prevalent. The adoption or modification of such laws or regulations could inhibit the growth in use of the Web and decrease the acceptance of the Web as a communications and commercial medium.

Further, due to the global nature of the Web, governments of states or foreign countries may attempt to regulate our Internet transmissions or levy sales or other taxes relating to our activities. We cannot be certain that violations of local laws will not be alleged by applicable governments or that we will not violate such laws or new laws will not be enacted in the future. Moreover, the applicability of existing laws governing issues such as property ownership, libel and personal privacy is uncertain in regards to the Internet.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

On March 8, 1999, we acquired Sift, Inc. for approximately 763,000 shares of our common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 109,000 shares of our common stock.

In March 1999, we signed an agreement with NBC-Interactive Neighborhood pursuant to which we issued to NBC warrants to purchase up to 150,000 shares of our common stock for $26.05 per share. The warrants vest and expire as follows: (1) at any time on or after March 11, 1999 and on or before March 11, 2002, NBC shall have the right to purchase 75,000 shares of our common stock at $26.05 per share; and (2) the remaining 75,000 shares of our common stock will vest in eighteen increments of 4,167 shares each (except for the last increment, which will consist of 4,161 shares) on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. With respect to each 4,167 share increment, NBC's right to purchase such shares will expire three years after the vesting date.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K .

(a)     Exhibits.

Exhibit 27   Financial data schedule

(b)     Reports on Form 8-K.

We filed a Current Report on Form 8-K dated March 22, 1999, reporting items 2 and 5. The report contained information about the acquisitions of, or investments in, Sift, Inc., CardSecure, Inc., China.com Corporation and 24/7 Media Europe Ltd.

Item 7.  Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  May 17, 1999                 By:    /s/ David J. Moore
                                           ------------------------------------
                                           David J. Moore
                                           President and Chief Executive
Officer


                                    By:    /s/ C. Andrew Johns
                                           ------------------------------------
                                           C. Andrew Johns
                                           Chief Financial Officer