Form 10-Q
period 1999-06-30
24/7 MEDIA INC
filed 1999-08-16
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
          |X| Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at August 11, 1999
Common Stock, par value $.01 per share               20,228,627 Shares

                                24/7 MEDIA, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (unaudited)

  Consolidated Condensed Balance Sheets........................................3

  Consolidated Condensed Statements of Operations..............................4

  Consolidated Condensed Statements of Cash Flows..............................5

  Notes to Interim Consolidated Condensed Financial Statements.................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................27

Item 2. Changes in Securities and Use of Proceed..............................27

Item 3. Defaults Upon Senior Securities.......................................28

Item 4. Submission of Matters to a Vote of Security Holders...................28

Item 5. Other Information.....................................................28

Item 6. Exhibits and Reports on Form 8-K......................................28

Item 7. Signatures............................................................29

                                24/7 MEDIA, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                    -------------    -------------
                                                                     (unaudited)
                                 ASSETS
Current assets:

  Cash and cash equivalents .....................................   $  97,116,000    $  34,049,000
  Accounts receivable, net of allowance for doubtful
      accounts of $283,000 and $268,000, respectively ...........      18,061,000        8,678,000
  Prepaid expenses and other current assets .....................       1,979,000          550,000
                                                                    -------------    -------------
                    Total current assets ........................     117,156,000       43,277,000
                                                                    -------------    -------------

Property and equipment, net .....................................       9,595,000        2,099,000
Goodwill, net ...................................................       8,392,000       10,935,000
Intangible assets, net ..........................................          32,000           16,000
Investments .....................................................      42,971,000        6,566,000
Deferred compensation to third parties ..........................       3,244,000               --
Other a ssets ...................................................         435,000          215,000
                                                                    -------------    -------------
      Total assets ..............................................   $ 181,825,000    $  63,108,000
                                                                    =============    =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................      12,687,000        5,797,000
  Accrued liabilities ...........................................       2,897,000        5,201,000
  Loan payable ..................................................              --          593,000
  Short term credit line ........................................              --          180,000
  Current installments of obligations under capital leases ......          22,000           82,000
  Deferred revenue ..............................................         758,000          134,000
                                                                    -------------    -------------
                    Total current liabilities ...................      16,364,000       11,987,000
                                                                    -------------    -------------

Obligations under capital leases, excluding current installments           49,000           34,000

Stockholders' equity:
  Common stock, $.01 par value; 70,000,000 shares
    authorized; 20,207,800 and 16,435,494 shares
    issued and outstanding, respectively ........................         202,000          164,000
  Additional paid-in capital ....................................     220,620,000       92,003,000
  Deferred stock compensation ...................................        (288,000)        (345,000)
  Accumulated other comprehensive income ........................          20,000               --
  Accumulated deficit ...........................................     (55,142,000)     (40,735,000)
                                                                    -------------    -------------
      Total stockholders' equity ................................     165,412,000       51,087,000
                                                                    -------------    -------------

Commitments and contingencies

      Total liabilities and stockholders' equity ................   $ 181,825,000    $  63,108,000
                                                                    =============    =============

See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months ended June 30,      Six months ended June 30,
                                                   ---------------------------      -------------------------
                                                      1999            1998            1999            1998
                                                      ----            ----            ----            ----
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
Total revenues ................................   $ 17,155,000    $  3,971,000    $ 28,605,000    $  5,175,000
Cost of revenues ..............................     13,062,000       3,156,000      21,858,000       4,108,000
                                                  ------------    ------------    ------------    ------------

                    Gross profit ..............      4,093,000         815,000       6,747,000       1,067,000

Operating expenses:
    Sales and marketing .......................      4,454,000       1,704,000       7,948,000       2,403,000
    General and administrative ................      5,220,000       1,988,000       8,732,000       3,400,000
    Product development .......................        320,000         564,000       1,242,000         594,000
    Write-off of acquired in-process technology             --       5,000,000              --       5,000,000
    Amortization of goodwill ..................      2,122,000       1,531,000       4,380,000       1,866,000
                                                  ------------    ------------    ------------    ------------
                    Total operating expense ...     12,116,000      10,787,000      22,302,000      13,263,000
                                                  ------------    ------------    ------------    ------------
                    Loss from operations ......     (8,023,000)     (9,972,000)    (15,555,000)    (12,196,000)

Interest income ...............................        892,000          50,000       1,203,000          76,000
Interest expense ..............................        (32,000)        (39,000)        (55,000)       (253,000)
                                                  ------------    ------------    ------------    ------------
                    Net loss ..................     (7,163,000)     (9,961,000)    (14,407,000)    (12,373,000)

Cumulative dividends on preferred stock .......             --        (152,000)             --        (186,000)
                                                  ------------    ------------    ------------    ------------

Net loss attributable to common stockholders ..   $ (7,163,000)   $(10,113,000)   $(14,407,000)   $(12,559,000)
                                                  ============    ============    ============    ============
Net loss per share - basic and diluted ........   $      (0.37)   $      (1.17)   $      (0.80)   $      (2.02)
                                                  ============    ============    ============    ============
Weighted average shares outstanding ...........     19,360,778       8,607,872      18,053,643       6,217,004
                                                  ============    ============    ============    ============

See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended June 30,
                                                                                     1999             1998
                                                                                 -------------    -------------
                                                                                  (unaudited)      (unaudited)
Cash flows from operating activities:
    Net loss .................................................................   $ (14,407,000)   $ (12,373,000)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization .........................................         690,000          252,000
       Amortization of debt discount .........................................              --          154,000
       Write-off of acquired in-process technology ...........................              --        5,000,000
       Accrued interest on senior convertible notes-related
            parties ..........................................................              --           11,000
       Imputed interest on note payable-related party ........................              --            9,000
       Amortization of intangible assets .....................................       4,834,000        1,808,000
       Non-cash compensation .................................................          57,000          508,000
    Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
        Accounts receivable ..................................................      (9,085,000)      (2,840,000)
        Prepaid expenses and other current assets ............................      (1,246,000)        (199,000)
        Other assets .........................................................        (223,000)         (36,000)
        Accounts payable .....................................................       6,467,000        1,125,000
        Accrued liabilities ..................................................      (2,958,000)         818,000
        Deferred revenue .....................................................         624,000          (42,000)
                                                                                 -------------    -------------
                    Net cash used in operating activities ....................     (15,247,000)      (5,805,000)

Cash flows from investing activities:
    Increase in intangible assets ............................................         (18,000)              --
    Investments in China.com and ShopNow.com .................................     (11,869,000)              --
    Cash paid for acquisition, net ...........................................      (1,155,000)      (1,031,000)
    Purchases of property and equipment ......................................      (8,187,000)        (616,000)
                                                                                 -------------    -------------
                    Net cash used in investing activities ....................     (21,229,000)      (1,647,000)

Cash flows from financing activities:
    Repayments of loans ......................................................      (1,439,000)         (13,000)
    Proceeds from secondary offering, net ....................................     100,479,000               --
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock ................................              --       10,060,000
    Deferred offering costs ..................................................              --         (435,000)
    Proceeds from senior convertible notes payable -related parties ..........              --          150,000
    Payment of capital lease obligations .....................................         (45,000)         (34,000)
    Proceeds from exercise of stock options and conversion of warrants .......         708,000           59,000
    (Payments)/proceeds of short-term borrowings .............................        (180,000)         200,000
                                                                                 -------------    -------------

                  Net cash provided by financing activities ..................      99,523,000        9,987,000
                                                                                 -------------    -------------
Net change in cash and cash equivalents ......................................      63,047,000        2,535,000
                                                                                 -------------    -------------

Effect of exchange rate changes on cash ......................................          20,000               --

Cash and cash equivalents at beginning of period .............................      34,049,000          106,000
                                                                                 -------------    -------------

Cash and cash equivalents at end of period ...................................   $  97,116,000    $   2,641,000
                                                                                 =============    =============

See accompanying notes to consolidated condensed financial statements.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

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

We were incorporated in Delaware on January 23, 1998 as a wholly owned subsidiary of Interactive Imaginations, Inc. On February 25, 1998, pursuant to an Agreement and Plan of Merger dated February 2, 1998, we simultaneously completed the merger of each of Petry Interactive, Inc. and Advercomm, Inc. with and into us (the mergers, together with a concurrent investment of approximately $10 million by certain third party investors as well as with an existing investor of Interactive Imaginations, are referred to as the "Initial Merger"). On April 9, 1998, Interactive Imaginations, our then parent, was merged with and into us in a manner similar to a pooling of interests. As a result, our historical results of operations for all periods prior to the Initial Merger represent those of Interactive Imaginations.

On April 13, 1998, we acquired Intelligent Interactions Corporation, a corporation that developed and licensed ad serving technology and e-commerce software. As of June 1, 1998, we acquired CliqNow!, a network of Web sites that were subsequently folded into The 24/7 Network. On December 29, 1998, we acquired a 67% interest in CardSecure, Inc., which was subsequently disposed of on June 1, 1999.

On December 30, 1998, we acquired a 10% common equity interest in China.com Corporation for approximately $6.6 million. On May 28, 1999, we entered into a subscription agreement to purchase an additional 450,000 shares for $9.0 million. As of June 30, 1999, $6.75 million had been paid and the remaining $2.25 million was paid on July 16, 1999. In July 1999, China.com completed its initial public offering, as a result of which our ownership interest in China.com was diluted to 7.7%. Our equity investment in China.com is being accounted for under the cost method of accounting and, accordingly, this investment is carried as a long-term asset on our consolidated balance sheet.

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe, Ltd. (formerly InterAd Holdings Limited), which operates The 24/7 Media Europe Network. Approximately $1.9 million was paid in cash to acquire shares directly from 24/7 Europe. The remaining balance included $1.2 million which was used to acquire shares from existing shareholders and $846,000 which was subsequently used to repay a loan payable. The aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $2.7 million, was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of four years. On June 22, 1999, we made an additional investment of $500,000 in the common stock of 24/7 Media Europe. Combined with our earlier investment, this increased our total ownership interest in 24/7 Media Europe from 60% to 63%.

On March 8, 1999, we acquired Sift, Inc., a provider of e-mail based direct marketing services, for approximately 763,000 shares of our common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 100,000 shares of our common stock.

On April 5, 1999, we entered into a cross promotion agreement with ShopNow.com. ShopNow.com provides e-commerce technology and enabling services, an online shopping network, creative design services, and product fulfillment to more than 29,000 Web sites. Under this agreement, we will promote ShopNow.com's services to our Web sites while ShopNow.com will promote our advertising representation and e-mail management services to ShopNow.com's clients. In addition, we will co-brand our Click2Buy transactional banner service with ShopNow.com's ShopNow e-commerce Web site, an online shopping destination. Each party will receive a share of the other party's revenues generated under the cross promotion agreement. Pursuant to this agreement and the securities purchase agreement we acquired approximately 18% of ShopNow.com in exchange for consideration of $5.1 million in cash, shares of our common stock with a value equal to $23.6 million and our investment in CardSecure. As of June 30, 1999 our investment in ShopNow.com of approximately $29.6 million is being carried under the cost method of accounting.

The acquisitions of Petry, Advercomm, Intelligent Interactions, CliqNow!, CardSecure and 24/7 Media Europe have been accounted for using the purchase method of accounting and, accordingly, their respective financial statements are included in our consolidated financial statements from their respective dates of acquisition and, in the case of CardSecure, until its date of disposition.

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

                       Three months       Three months        Six months
                          ended               ended              ended
                      March 31, 1999      June 30, 1998      June 30, 1998
                      --------------      -------------      -------------
                        (unaudited)        (unaudited)        (unaudited)

Net revenues
   24/7 Media          $ 11,071,000       $  3,701,000       $  4,777,000
   Sift                     379,000            270,000            398,000
                       ------------       ------------       ------------
   Combined            $ 11,450,000       $  3,971,000       $  5,175,000
                       ============       ============       ============

Net income (loss)
   24/7 Media          ($ 7,263,000)      ($ 9,838,000)      ($12,136,000)
   Sift                      19,000           (123,000)          (237,000)
                       ------------       ------------       ------------
   Combined            ($ 7,244,000)      ($ 9,961,000)      ($12,373,000)
                       ============       ============       ============

We have restated our results of operations for the three and six month periods ended June 30, 1998 by combining Sift's financial statements for the three and six month peroids ended May 28, 1998 (Sift's third quarter of fiscal 1998) with our consolidated financial statements for the three and six month periods ended June 30, 1998. The three and six months ended June 30, 1999 include both our company's and Sift's results of operations for the same period. We have restated the consolidated balance sheet as of December 31, 1998 to include our balance sheet and Sift's balance sheet as of December 31, 1998. An adjustment has been made to stockholders' equity as of December 31, 1998 to record Sift's results of operations for Sift's quarter ended November 30, 1997 and one month ended December 31, 1998. The equity accounts of the separate entities were combined. As the common stock and additional paid in capital accounts of the combining enterprise exceeded the par value of the common stock issued in the business combination, the excess was added to our additional paid in capital. There were no significant transactions between our company and Sift prior to the combination.

On April 30, 1999, we entered into a co-branded credit card agreement with Fleet Credit Card Services, L.P., whereby we are working jointly with Fleet to develop and market Fleet products and services and to solicit applications from Internet users. The agreement calls for advance payments by Fleet of approximately $32 million over a five year period subject to our company providing a guaranteed minimum level of impressions as set forth in the agreement.

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

We will collaborate with NBC-IN on the development of advertising packages that leverage the reach and brand-building strengths of NBC local television with the direct response data collection and marketing functionality of NBC's local station Web sites. Initial launch markets include NBC-owned and operated stations in New York, Los Angeles, Chicago, Washington, D.C., Dallas and San Diego with initial plans to follow in an additional 14 broadcast station markets. In accordance with the terms of the agreement, we will recognize our commission income only, using a sliding scale commission formula based upon the aggregate advertising payments for both on-air and Internet advertising sold by us, as defined in the agreement.

As part of this agreement, we issued to NBC warrants to purchase up to 150,000 shares of our common stock for $26.05 per share. These warrants shall vest and expire as follows: (1) between March 11, 1999 and March 11, 2002, NBC shall have the right to purchase 75,000 shares at $26.05 per share; and (2) the remaining 75,000 shares covered by this warrant will vest in eighteen increments of 4,167 shares each (except for the last increment, which will consist of 4,161 shares) on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. With respect to each 4,167 share increment, NBC's right to purchase such shares will expire three years after the vesting date. In the event that NBC terminates the agreement, the portion of the shares that have not vested as of such termination date shall immediately expire. The 150,000 warrants to acquire common stock that were issued to NBC were valued at $3.6 million using a Black-Scholes pricing model, based on the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected life of 5 years and volatility of 150%. The value of this contract is reflected in our balance sheet under partner agreement and is amortized using the straight-line method over the life of the three-year contract.

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

(b) Principles of Consolidation

Our unaudited consolidated condensed financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 include our accounts and those of our majority-owned and controlled subsidiaries from their respective dates of acquisition. All historical financial statements have been restated to reflect the acquisition of Sift using the pooling-of-interests method. All significant intercompany transactions and balances have been eliminated in consolidation.

The following unaudited pro forma consolidated amounts give effect to all of the acquisitions accounted for by the purchase method of accounting and the disposition of Cardsecure as if they had occurred at the beginning of the respective periods, or date of inception, if later, by consolidating the results of operations of the acquired entities for the three and six month periods ended June 30, 1999 and 1998.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended June 30,            Six months ended June 30,
                                                   ---------------------------            -------------------------
                                                     1999               1998               1999               1998
                                                     ----               ----               ----               ----
Total revenues ............................      $ 16,991,000       $  4,491,000       $ 28,435,000       $  7,438,000
Net loss ..................................        (7,057,000)        (9,485,000)       (14,108,000)       (15,502,000)
Net loss attributable to common stockholder        (7,057,000)        (9,638,000)       (14,108,000)       (15,791,000)
Net loss per share--basic and diluted .....      $      (0.36)      $      (1.12)      $      (0.78)      $      (2.02)
Weighted average shares used in basic and
diluted net loss per share
calculation ...............................        19,360,778          8,607,872         18,053,643          7,832,820

(c) Interim Results

The unaudited consolidated condensed financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and the results of our operations for the three and six month periods ended June 30, 1999 and 1998 and our cash flows for the six month period ended June 30, 1999 and 1998. The financial data and other information disclosed in these notes to the consolidated condensed financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, adjusted to reflect the acquisition of Sift using the pooling-of-interests method.

(c) Interim Results (Con't)

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

(f) Revenue Recognition

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

Third party Web sites that register Web pages with our networks and display advertising banners on those pages are commonly referred to as our "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." We pay our Affiliated Web sites a royalty for providing advertising space to our networks. We become obligated to make payments to such Affiliated Web sites, which have contracted with us to be part of our networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

(f) Revenue Recognition (con't)

At June 30, 1999 and December 31, 1998, accounts receivable included $6,230,000 and $3,510,000, respectively, of unbilled receivables, which are a normal part of our business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1998 to June 30, 1999 resulted from the increase in revenues generated during the second quarter of 1999. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of June 30, 1999 have been subsequently billed.

(g) Product Development Costs

Product development costs and enhancements to existing products are charged to operations as incurred. Software development costs are capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release and use.

(h) Loss Per Share

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.

Diluted net loss per common share for the three and six month periods ended June 30, 1999 and 1998 does not include the effects of options to purchase 2,225,828 and 889,491 shares of common stock, respectively; 3,291,067 and 3,988,144 common stock warrants, respectively; and 0 and 3,577,076 shares of convertible preferred stock on an "as if" converted basis, respectively; as the effect of their inclusion is anti-dilutive during each period.

Net loss applicable to common stockholders for the three and six months ended June 30, 1998 have been increased to give effect to $152,000 and $186,000 respectively of cumulative dividends on mandatorily redeemable convertible preferred stock subsequently converted into common stock in connection with our initial public offering in August 1998.

(i) Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 1999 is comprised of $20,000 in foreign currency translation related to 24/7 Media Europe which we acquired in January 1999.

(j) New Accounting Disclosures

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time we have not evaluated the impact that SFAS 133 will have, if any.

(2) Common Stock

In March 1999, as part of the acquisition of Sift, we issued 762,621 shares of our common stock to the shareholders of Sift.

On May 3, 1999, we completed an additional offering of our common stock. In this offering, we sold 2,339,000 primary shares, and selling shareholders sold 1,197,895 shares. Net proceeds to our company from the sale of the primary shares was approximately $100 million.

(3) 1998 Stock Incentive Plan

Subsequent to December 31, 1998 through June 30, 1999, we granted a total of 1,197,895 stock options under the 1998 Stock Incentive Plan: 99,845 of such were assumed as a result of the acquisition of Sift, Inc. at exercise prices ranging from $0.30 to $2.00 per share, and 920,300 of such were at exercise prices of $24.88 to $50.25 per share, based on the fair market value of the underlying common stock at the respective times of grant.

(4) Supplemental Cash Flow Information

The amount of cash paid for interest was $55,000 and $76,000 for the six month periods ended June 30, 1999 and 1998, respectively.

Non-cash financing activities:

Warrants to purchase 625,000 shares of our common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of our common stock in a cashless exercise of the warrants.

During the first quarter of 1998, we converted all outstanding shares of convertible preferred stock into an aggregate of 4,350,441 shares of common stock, converted $2,556,250 of senior convertible notes payable-related parties, plus accrued interest, into 828,036 shares of common stock, and outstanding warrants were converted into 191,349 shares of common stock.

During March 1999, we issued an aggregate of 762,621 shares of common stock in connection with the acquisition of Sift.

In March 1999, we issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on NBC Network television stations and their associated Web sites at the local market level.

In June 1999, we exchanged the net assets of CardSecure and issued aggregate of 476,410 shares of common stock for an investment in ShopNow.com, of approximately $23.6 million.

(5) Subsequent Events

On July 26, 1999, we acquired ClickThrough Interactive, a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of our shares of common stock at the option of the holders or us. The aggregate purchase price of approximately $5.7 million will be allocated to net tangible liabilities consisting primarily of accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $5.8 million, will be allocated to goodwill and other intangibles and will be amortized over its estimated useful life.

On August 10, 1999 we announced the acquisition of ConsumerNet, a leading provider of email marketing solutions. The aggregate purchase price of approximately $52 million consists of approximately 1.8 million shares of our common stock and $2 million in cash. The purchase price in excess of the value of identified tangible assets and liabilities assumed will be allocated to goodwill and other intangibles and will be amortized over its estimated useful life.

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

We subsequently acquired in April 1998 Intelligent Interactions, a developer of ad serving and targeting technology, and in June 1998 CliqNow!, a network of over 75 medium to large Web sites. We believe that the combination of these entities, in addition to the acquisitions completed in the first and second quarters of 1999, has enabled us to offer advertisers and Web publishers comprehensive advertising solutions and to pursue our vision of becoming the preeminent global provider of interactive marketing solutions and services.

In December 1998, we acquired an initial 67% interest, on an as-converted basis, in CardSecure, a company which provides e-commerce enabling technology as well as Web site hosting services. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network. In March 1999, we acquired Sift, Inc., a full-service e-mail management company. In July 1999, we acquired ClickThrough Interactive, a leading Canadian advertising sales network, and in August 1999, we acquired ConsumerNet, a leading provider of email marketing solutions.

We generate substantially all of our revenues by delivering advertisements and promotions to the Web sites on our networks. We typically sell our advertisements under purchase order agreements with advertisers which are short-term in nature or subject to cancellation. We sell our products and services through our sales and marketing staff located in New York, Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, San Francisco, Seattle, Silicon Valley and the Washington, D.C. area and 12 offices in Europe.

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

We recognize advertising revenues in the period that the advertisement is delivered, provided that no obligations remain. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our Web sites a royalty calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. In addition, we are generally responsible for billing and collecting for advertisements delivered to our networks. We expect to generate the majority of our revenues for the foreseeable future from advertisements delivered to the Web sites on our networks.

We also sell sponsorship advertising, which involves a greater degree of coordination among us, the advertiser and our Web sites. These sponsorships are generally priced based on the length of time that the sponsorship runs, rather than on a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

We delivered an aggregate of over 2.5 billion ad impressions during the month of June 1999, compared to 2.1 billion ad impressions during the month of March 1999, an increase of 19 percent. We added a number of marquee Web sites during the first half of 1999, including GoTo.com, MGM SimCity, Hanson Online, Drudge Report, Monster Book, Learn2.com, and ShopNow. According to Media Metrix, our three networks reached 55.2%, or more than one half, of all U.S. Internet users in June 1999. We believe that this reach figure is among the highest in the Internet advertising industry. For the three month periods ended June 30, 1999 and 1998, approximately 43% and 44% of our revenues were derived from advertisements on our top ten Web sites, respectively. For the three months ended June 30, 1999, one of our Web sites accounted for approximately 9% of our total advertising revenue. In addition, for the three months ended June 30, 1999, one advertiser accounted for approximately 8% of our revenues and the top ten advertisers and ad agencies accounted for approximately 41% of our revenues.

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

Recent Developments

On April 5, 1999, we entered into a cross promotion agreement with ShopNow.com. ShopNow.com provides e-commerce technology and enabling services, an online shopping network, creative design services, and product fulfillment to more than 15,000 Web sites. Under this agreement, we will promote ShopNow.com's services to our Web sites while ShopNow.com will promote our advertising representation and e-mail management services to ShopNow.com's clients. In addition, we will co-brand our Click2Buy transactional banner service with ShopNow.com's ShopNow e-commerce Web site, an online shopping destination. Each party will receive a share of the other party's revenues generated under the cross promotion agreement. We also acquired an 18% interest in ShopNow.com in exchange for consideration of $5.1 million in cash plus shares of our common stock with an aggregate value equal to $23.6 million and the net assets of CardSecure. The investment in ShopNow.com is be carried under the cost method of accounting.

On April 9, 1999, we made an additional investment of $500,000 into the common stock of 24/7 Media Europe. Combined with our earlier investment, this increased our total ownership interest in 24/7 Media Europe from 60% to 63%.

On May 3, 1999, we completed a follow-on offering of our common stock. In this offering, we sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds to our company from the sale of the primary shares was approximately $100 million. We expect to use the proceeds from this offering for general corporate purposes, including working capital, expansion of sales and marketing capabilities, capital expenditures and possible acquisitions.

On July 26, 1999, we acquired ClickThrough Interactive, a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our Canadian subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of the Company's common stock at the option of the holders or the Company.

On August 10, 1999 we announced the acquisition of ConsumerNet a leading provider of email marketing solutions. The aggregate purchase price of approximately $52 million consists of approximately 1.8 million shares of our common stock and $2 million in cash.

Results of Operations

Revenues. Total revenues were $17.2 million and $28.6 million for the three month and six month periods ended June 30, 1999, respectively, as compared to $4.0 million and $5.2 million for the three month and six month periods ended June 30, 1998. Such increases were primarily due to an increase in the number of Web sites on the 24/7 Network, and the addition of the 24/7 Media Europe Network, the increase in the number of advertisers utilizing our advertising solutions, and the number of advertisements delivered to the 24/7 Network and the 24/7 Media Europe Network. We expect the 24/7 Network to continue to account for a significant portion of our total advertising revenue for the foreseeable future. In addition to our advertising revenue, we generated increased revenue from the growth of e-mail services and solutions that were delivered through Sift.

Cost of Revenues and Gross Profit. Cost of revenues were $13.1 million and $21.9 million for the three month and six month periods ended June 30, 1999, respectively, as compared to $3.2 million and $4.1 million for the three month and six month periods ended June 30, 1998. Cost of revenues consist primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our ad serving system, Internet access costs, and direct costs of e-mail services. Gross profit for the three month and six month periods ended June 30, 1999 were $4.1 million and $6.7 million, respectively, as compared to three month and six month periods ended June 30, 1998 of $815,000 and $1.1 million, respectively. The increases in gross profit in the three month and six month period from 1998 to 1999 were generated by (1) the significant growth in advertising revenue generated by our company; and (2) the related increased costs for affiliated Website payments, third party ad serving costs and direct e-mail costs.

Operating Expenses. Each of sales and marketing, general and administrative, product development and amortization of goodwill expenses increased in the three month and six month periods from 1998 to 1999 as (1) we incurred expenses in connection with the growth of our business; and (2) we included the operations of the various businesses that we acquired in our results of operations.

Sales and Marketing Expenses. Sales and marketing expenses were $4.5 million and $7.9 million for the three and six months ended June 30, 1999 as compared to $1.7 million and $2.4 million for the three and six months ended June 30, 1998. The increase in the 1999 periods as compared to the related 1998 periods is due primarily to the build out of Europe as well as the US based operations. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. We expect sales and marketing expenses to increase as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility in the marketplace. Areas of concentration for future growth are expected to include U.S. advertising, European advertising, e-mail services and e-Commerce initiatives.

General and Administrative Expenses. General and administrative expenses were $5.2 million and $8.7 million for the three and six months ended June 30, 1999 as compared to $2.0 million and $3.4 million for the three and six months ended June 30, 1998. The increase in the 1999 periods as compared to the related 1998 periods is due primarily to the build out of Europe as well as the US based operations. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of the business. We expect general and administrative expenses to increase as we incur increased levels of expenses to support future growth.

Product Development Expenses. Product development expenses were approximately $300,000 and $1.2 million for the three and six months ended June 30, 1999 as compared to approximately $600,000 for the three and six months ended June 30, 1998. Product development expenses consist primarily of compensation and related costs incurred to further develop our database and ad serving capabilities. We believe that continued investment in product development, particularly for our Profilz database and ad serving system, is important to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

Amortization of Goodwill. Amortization of goodwill was $2.1 million and $4.4 million for the three and six months ended June 30, 1999 as compared to $1.5 and $1.9 million for the three and six months ended June 30, 1998. The increase in the 1999 periods as compared to the related 1998 periods is due to the timing of our acquisitions made during 1998 and in January 1999. With the subsequent acquisitions of ClickThrough in July 1999 and ConsumerNet in August 1999 we expect a significant increase in future periods.

Interest Income (Expense). Interest expense was $32,000 and $55,000 for the three and six months ended June 30, 1999 as compared to $39,000 and $253,000 for the three and six months ended June 30, 1998. Interest expense relates primarily relates to interest on capital lease payments. Interest income was $892,000 and $1.2 million for the three and six months ended June 30, 1999 as compared to $50,000 and $76,000 for the three and six months ended June 30, 1998. The increase in interest income is generated by the increase in cash and cash equivalents received during our secondary offering completed in May 1999.

Liquidity and Capital Resources

Prior to our initial public offering in August 1998, we financed our operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm into us in February 1998, we completed a private placement of preferred stock and warrants which resulted in net proceeds of $9.8 million. In August 1998, we completed our initial public offering of common stock from which we realized net proceeds of approximately $44.8 million. In May 1999, we completed a secondary offering of common stock from which we realized net proceeds of approximately $100 million. As of June 30, 1999, we had cash and cash equivalents of $97.1 million.

In addition to funding on-going operations, our principal commitments consist of various obligations under operating and capital leases. During the fourth quarter of 1998, we entered into a lease line of credit for up to $3.0 million with Chase Manhattan Bank to finance capital equipment. As of June 30, 1999, total obligations under this lease line of credit were approximately $600,000.

Furthermore, we incurred approximately $1.6 million in leasehold improvements prior to moving into additional leased office space at our headquarters in New York City, which lease runs through 2008. In the aggregate, our annual lease expense for this office space will be approximately $1.2 million. We believe that the expenses associated with such additional office space will not have a material effect on our financial position.

Net cash used in operating activities was $15.3 million and $5.8 million for the six month periods ended June 30, 1999 and 1998, respectively. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items, including:

o The significant increases in accounts receivable, accounts payable and accrued liabilities in 1999, resulting from the significant increase in revenues and related expenses in the first half of 1999 compared to 1998; and the amortization of goodwill in 1999 related to the acquisitions we completed in 1998 and 1999.

o The significant increase in accounts receivable at June 30, 1999 is partially attributable to the increase in unbilled receivables from $3.5 million at December 31, 1998 to $6.2 million at June 30, 1999 that also resulted from the increase in revenues generated during the first half of 1999. Unbilled receivables, which are a normal part of our business, represent receivables which are generally invoiced only after the revenue has been earned. The terms of the related contracts typically require billing at the end of each month. All unbilled receivables as of June 30, 1999 have been subsequently billed.

Net cash (used in) provided by investing activities was $21.2 million and $1.6 million for the six month periods ended June 30, 1999 and 1998, respectively. Net cash used in investing activities resulted primarily from capital expenditures relating to computer hardware and capitalized software, and the cash purchase of a minority interest in ShopNow.com and China.com and a majority interest in 24/7 Media Europe. During 1999, we expect to incur significant capital expenditures related to the expansion of our business. In particular, we intend to develop and enhance our proprietary ad serving technology and our Profilz database, which may involve investments in software and hardware that in the aggregate could total approximately $15 million. To the extent that we invest in significant ad serving and database software and hardware or make cash investments in other businesses in the future, net cash used in investing activities could increase.

Net cash provided by financing activities was $99.5 million and $10.0 million for the six month periods ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities during the 1999 period consisted primarily net proceeds from our secondary offering of approximately $100 million. Net cash provided by financing activities during the 1998 period included issuances of convertible preferred stock and warrants. Prior to December 31, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for warrants to purchase approximately 3.8 million shares of common stock with exercise prices ranging from $3.81 to $11.42 per share.

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

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe Ltd. We invested $1.9 million to acquire shares directly from 24/7 Media Europe, acquired other shares from existing shareholders in the amount of $1.1 million and subsequently paid off a loan of $846,000. During the second quarter of 1999, we invested an additional $500,000 and increased our ownership from 60% to 63%.

Subsequent to June 30, 1999, we have advanced an additional $2.6 million to 24/7 Media Europe in the form of an interest bearing note due on July 1, 2000. Subsequent to June 30, 1999, we acquired Clickthrough and ConsumerNet. We expect to invest additional amounts of working capital in our purchased subsidiaries and majority-owned businesses in 1999 to support their future operations.

We believe that our current cash and cash equivalent balances, will be sufficient to fund our requirements for working capital and capital expenditures for at least the next 12 months. To the extent that we encounter unanticipated opportunities, we may need to raise additional funds sooner, in which case we may sell additional equity or debt securities or borrow funds from banks or other financial sources. Sales of additional equity or convertible debt securities may result in additional dilution of our stockholders. We cannot be certain that we will be able to sell additional equity or debt securities in the future or that additional financing will be available to us when needed on commercially reasonable terms, or at all.

Year 2000 Compliance

Beginning in the Year 2000, the date fields coded in some software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. Also, there is the need for computer systems to recognize the year 2000 (a century year) as a leap year. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

State of Readiness. We have developed a remediation plan for our Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected:

o We have assessed our information technology (IT) equipment and systems, which includes our ad servers and ad serving technology.

o We have identified and assessed non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other end user developed systems.

o We have analyzed the readiness of significant third party vendors and suppliers of services.

Our evaluation includes the following phases:

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

We have internally developed ad-serving systems, a newly architected ad serving system under development, a financial system, and are using a service bureau for ad serving and payroll. Some of our IT systems are presently sensitive to Year 2000. We have determined that none of our IT systems require replacement, but that approximately 80% of our IT systems require minor remediation to be Year 2000 compliant (OS patches). However, our internal systems are significantly less complex than bank or brokerage systems for achieving Year 2000 compliance. With no legacy hardware, our late model systems require mere patches and updates to reach compliance. We also plan to implement a Year 2000 compliant standard software image across all corporate laptops and desktops during the third quarter of 1999.

All of our internal systems have been inventoried and all non-compliant third party components have been identified and are in the process of being upgraded. Test equipment to facilitate Year 2000 testing has been installed and testing of mission critical internal systems is in progress and will be completed in the third quarter of 1999. Our current financial system is being replaced with a Year 2000 compliant system in the third quarter of 1999. All mission critical non-IT end user developed systems were identified and testing completed in second quarter of 1999.

We have placed each of our vendors and suppliers in a priority category according to their importance to our business. We have sent letters to all critical third party service suppliers asking about the status of their Year 2000 program. We have received responses to these letters from all major vendors. All vendors responding to date have asserted that their products and/or services will be Year 2000 compliant, including all identified financial and internet/communications providers.

Although we believe we will be Year 2000 compliant, we use third party service suppliers that cannot be guaranteed to be Year 2000 compliant. For these suppliers we are unable to predict the extent to which:

o     the Year 2000 issue will affect these suppliers; or

o we would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis.

The unexpected failure of such a major supplier to be Year 2000 compliant could adversely affect our business. Even though we have received positive responses, we are making contingency plans to continue availability of service through alternate channels in the event any one of these key suppliers encounters unexpected compliance problems and interruption of service.

In addition, the software and hardware products used by Web publishers, advertisers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, our customers' ability to use our products may be disrupted. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could adversely affect our business

Costs to Address Our Year 2000 Issue. To date, we have incurred only limited material expenditures in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating and testing our software, the current versions of our products, and Year 2000 compliance matters generally. Only minor software tool upgrades and replacements have been warranted. We do not believe that the costs to evaluate or address Year 2000 issues will be material. However, the full impact of the Year 2000 issues cannot be determined until all testing has been completed. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect our business.

Contingency Plan. We are completing our Year 2000-specific contingency plans. As Year 2000 compliance issues are discovered we will continue to evaluate individual plans relating to such issues. Even though we have received assurances from our major services and suppliers, we are developing plans for those key areas in which we cannot test and verify Year 2000 compliance. These areas include service bureaus (e.g., payroll, ad serving, data center co-location), facilities, and network service providers. Our contingency plans include, but are not limited to, using alternative suppliers, establishing contingent supply arrangements, and contractual warranties. We expect to have our plans completed in the third quarter of 1999. We will also continue to actively work with and encourage these suppliers to minimize the risks of business disruptions resulting from Year 2000 issues.

The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in a total loss of revenue to us until it were resolved. Internally, the most likely worst case scenario would be that we would have disruption of work activities in one or more office locations due to loss of public transportation, power, facility services or telecommunications. This could result in delays in reporting to our Web site affiliates, processing orders, billing our customers and preparing our financial statements.

Impact of Recently Issued Accounting Pronouncements

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time we have not evaluated the impact SFAS 133 will have, if any.

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

We have an extremely limited operating history on which an investor can evaluate our business. None of our predecessor companies had an operating history of more than four years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

o develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;

o     further develop and upgrade our technology;

o     respond to competitive developments;

o     implement and improve operational, financial and management information

o     systems; and attract, retain and motivate qualified employees.

We may be unable to successfully integrate several companies that we have acquired. We were formed in January 1998 to consolidate three Internet advertising companies and have since acquired five companies and majority interests in others. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

We anticipate continued losses and we may never be profitable. We incurred net losses of $7.2 million and $10.0 million for the three month periods ended June 30, 1999 and 1998, respectively, and $14.4 million and $12.6 million for the six months ended June 30, 1999 and 1998. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability.

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

Loss of our major Web sites would significantly reduce our revenues. The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended June 30, 1999 and 1998, approximately 43% and 44%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended June 30, 1999, the top ten Web sites included AT&T WorldNet Service, Mapquest, Blizzard Entertainment, Small World Sports, Netscape Communications, Earthlink Network, Sandbox Entertainment, Netzero.net, Multi-Player Games Network, and Treeloot. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us.

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

Loss of our advertisers or ad agencies would reduce our revenues. We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended June 30, 1999, our top ten advertisers and ad agencies accounted for an aggregate of approximately 41% of our total revenues.

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

o     capabilities; and expand, train and manage our work force.

We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

Acquisitions or strategic investments may divert management attention and consumer resources. We intend to continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

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

Item 2. Changes in Securities and Use of Proceeds during the reporting period.

On March 8, 1999, we acquired Sift, Inc. for approximately 763,000 shares of our common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 100,000 shares of our common stock.

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

On April 5, 1999 we entered into an agreement with ShopNow.com, pursuant to which we acquired an 18% interest in ShopNow.com through the issuance of 476,410 shares of our common stock as well as the net assets of CardSecure.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 8, 1999. Following are descriptions of the matters voted on and the results of such meeting:

A. ELECTION OF CLASS I DIRECTORS:

             Shares                     Withheld                     Broker
Nominee                   Shares for    Authority    Exceptions     Nonvotes
-------                   ----------    ---------    ----------     --------

R. Theodore Ammon         14,716,505      46,104         --            --
Jacob I. Friesel          14,716,055      46,554         --            --
David J. Moore            14,713,354      49,255         --            --

B. AMENDMENT AND RESTATEMENT OF 1998 STOCK INCENTIVE PLAN:

       Shares for      Shares Against      Shares Abstained      Broker Nonvotes
       ----------      --------------      ----------------      ---------------
        7,934,301        1,947,489              208,174             4,672,645

C. RATIFICATOIN OF KPMG LLP AS AUDITORS FOR FISCAL YEAR ENDING DECEMBER 31,
1999:

       Shares for      Shares Against      Shares Abstained      Broker Nonvotes
       ----------      --------------      ----------------      ---------------
       14,631,691          124,713              6,205                   --

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K .

(a) Exhibits.

Exhibit 11.1      Calculation of Net Loss Per Share
Exhibit 27        Financial data schedule

(b) Reports on Form 8-K.

We filed a Report on Form 8-K dated April 28, 1999, reporting on items 2 and 5. The report contained copies of the information on our acquisition of ShopNow.com stock as well as information relating to our NBC affiliation agreement.

Item 7. Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date: August 13, 1999                   By: /s/ David J. Moore
                                            ------------------------------------

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