Form 10-Q
period 1999-09-30
24/7 MEDIA INC
filed 1999-11-15
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

|  | TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

                         Commission file number 1-14355
                                24/7 MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3995672
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                                      7319
                    (STANDARD INDUSTRIAL CLASSIFICATION CODE)

1250 BROADWAY, NEW YORK, NY                                              10001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                  (212) 231-7100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                OUTSTANDING AT NOVEMBER 11, 1999
  Common Stock, par value $.01 per share               22,314,579 Shares

                                24/7 MEDIA, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I.            FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998.......................     3

  Consolidated Statements of Operations for the nine months ended September 30, 1999 and
    1998 (unaudited)...........................................................................................     4

  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and
    1998 (unaudited)...........................................................................................     5

  Notes to Interim Consolidated Financial Statements (Unaudited)...............................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................    16

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................................    31

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings......................................................................................    31

Item 2. Changes in Securities and Use of Proceeds..............................................................    31

Item 3. Defaults Upon Senior Securities........................................................................    31

Item 4. Submission of Matters to a Vote of Security Holders....................................................    31

Item 5. Other Information......................................................................................    31

Item 6. Exhibits and Reports on Form 8-K.......................................................................    31

Item 7. Signatures.............................................................................................    32

                                  24/7 MEDIA, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                            1999                 1998
                                                                     -------------------   -----------------
                                                                        (unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents........................................      $ 76,806,000        $ 34,049,000
  Accounts receivable, net of allowance for doubtful accounts
   of $688,000 and $268,000, respectively..........................        23,324,000           8,678,000
  Prepaid expenses and other current assets........................         1,550,000             550,000
                                                                        -------------        ------------
                    Total current assets...........................       101,680,000          43,277,000
                                                                        -------------        ------------

Property and equipment, net........................................        14,010,000           2,099,000
Goodwill, net......................................................        65,203,000          10,935,000
Intangible assets, net.............................................            31,000              16,000
Investments........................................................       160,594,000           6,566,000
Deferred compensation to third parties.............................         2,945,000                   -
Other Assets.......................................................           363,000             215,000
                                                                        -------------        ------------
                    Total assets...................................      $344,826,000        $ 63,108,000
                                                                        -------------        ------------
                                                                        -------------        ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................        15,463,000           5,797,000
  Accrued liabilities..............................................         7,675,000           5,201,000
  Loan payable.....................................................                 -             593,000
  Short term credit line...........................................                 -             180,000
  Current installments of obligations under capital leases.........            49,000              82,000
  Deferred revenue.................................................         2,211,000             134,000
                                                                        -------------        ------------
                    Total current liabilities......................        25,398,000          11,987,000
                                                                        -------------        ------------
                                                                        -------------        ------------

Obligations under capital leases, excluding current installments...            12,000              34,000
Deferred tax liability.............................................        33,397,000                   -

Stockholders' equity:
Convertible preferred stock, $.01 par value: 10,000,000 shares
   authorized; no shares issued or outstanding                                      -                   -
Common stock, $.01  par value; 70,000,000 shares authorized;
   22,163,289  and 16,434,494 shares  issued and outstanding,
   respectively....................................................           222,000             164,000
  Additional paid-in capital.......................................       276,306,000          92,003,000
  Deferred stock compensation......................................          (260,000)           (345,000)
  Unrealized gain on investments, net of tax.......................        76,489,000                   -
  Foreign currency translation adjustment..........................            72,000                   -
  Accumulated deficit..............................................       (66,810,000)        (40,735,000)
                                                                        -------------        ------------
                    Total stockholders' equity.....................       286,019,000          51,087,000
                                                                        -------------        ------------
                                                                        -------------        ------------

Commitments and contingencies .....................................
                   Total liabilities and stockholders' equity......      $344,826,000        $ 63,108,000
                                                                        -------------        ------------
                                                                        -------------        ------------

        See accompanying notes to consolidated financial statements.

                            24/7 MEDIA, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------  -----------------------------------
                                                            1999                1998               1999              1998
                                                            ----                ----               ----              ----
Revenues:
    Network......................................      $ 21,861,000         $ 5,528,000       $ 49,468,000      $ 10,305,000
    Email........................................         2,452,000             279,000          3,450,000           677,000
                                                      -------------        ------------       ------------     -------------
                    Total revenues...............        24,313,000           5,807,000         52,918,000        10,982,000

Cost of revenues:
    Network......................................        16,368,000           4,616,000         37,932,000         8,644,000
    Email........................................         1,379,000              37,000          1,673,000           117,000
                                                      -------------        ------------       ------------     -------------
                    Total cost of revenues.......        17,747,000           4,653,000         39,605,000         8,761,000

                    Gross profit.................         6,566,000           1,154,000         13,313,000         2,221,000

Operating expenses:
    Sales and marketing..........................         6,920,000           2,589,000         14,868,000         4,992,000
    General and administrative...................         7,809,000           2,357,000         16,541,000         5,757,000
    Product development..........................           327,000             546,000          1,569,000         1,140,000
    Write-off of acquired in process technology..                 -                   -                  -         5,000,000
    Amortization of goodwill.....................         4,212,000           1,883,000          8,592,000         3,749,000
                                                      -------------        ------------       ------------     -------------
                                                      -------------        ------------       ------------     -------------
                    Total operating expenses.....        19,268,000           7,375,000         41,570,000        20,638,000
                                                      -------------        ------------       ------------     -------------
                    Loss from operations.........       (12,702,000)         (6,221,000)       (28,257,000)      (18,417,000)
                                                      -------------        ------------       ------------     -------------

Interest income..................................         1,045,000             250,000          2,248,000           326,000
Interest expense.................................           (11,000)            (31,000)           (66,000)         (284,000)
                                                      -------------        ------------       ------------     -------------

                    Net loss.....................       (11,668,000)         (6,002,000)       (26,075,000)      (18,375,000)

Cumulative dividends on preferred stock..........                 -             (90,000)                 -          (276,000)
                                                      -------------        ------------       ------------     -------------
Net loss attributable to common
   stockholders..................................     $ (11,668,000)       $ (6,092,000)      $(26,075,000)     $(18,651,000)
                                                      -------------        ------------       ------------     -------------
                                                      -------------        ------------       ------------     -------------
Net loss per share - basic and diluted...........           $ (0.55)            $ (0.49)           $ (1.36)          $ (2.24)
                                                      -------------        ------------       ------------     -------------
                                                      -------------        ------------       ------------     -------------
Weighted average shares outstanding..............        21,103,871          12,452,876         19,202,112         8,325,812
                                                      -------------        ------------       ------------     -------------
                                                      -------------        ------------       ------------     -------------

        See accompanying notes to consolidated financial statements.

                             24/7 MEDIA, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended September 30,
                                                                                   --------------------------------------------
                                                                                          1999                   1998
                                                                                   --------------------  ----------------------
                                                                                       (unaudited)            (unaudited)
Cash flows from operating activities:
    Net loss......................................................................   $ (26,075,000)          $ (18,375,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................................       1,598,000                 473,000
    Amortization of debt discount.................................................               -                 158,000
    Write-off of acquired in process technology...................................               -               5,000,000
    Accrued interest on senior convertible notes-related parties..................               -                  15,000
    Imputed interest on note payable-related party................................               -                   9,000
    Amortization of goodwill and other intangible assets..........................       8,762,000               3,750,000
    Amortization of deferred compensation of third parties........................         648,000                       -
    Non-cash compensation.........................................................         285,000                 536,000
    Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable, net..................................................     (13,354,000)             (4,368,000)
        Prepaid expenses and other current assets.................................        (986,000)               (268,000)
        Other assets..............................................................        (160,000)               (157,000)
        Accounts payable..........................................................       7,882,000               2,693,000
        Accrued liabilities.......................................................       1,230,000                 985,000
        Deferred revenue..........................................................       1,934,000                 (38,000)
                                                                                    --------------          --------------
                    Net cash used in operating activities........................      (18,236,000)             (9,587,000)
                                                                                    --------------          --------------

Cash flows from investing activities:
    Increase in intangible assets.................................................         (18,000)                (21,000)
    Cash paid for investments.....................................................     (19,619,000)                      -
    Cash paid for acquisition, net of cash acquired...............................      (6,002,000)             (1,459,000)
    Purchases of property and equipment...........................................     (13,338,000)             (1,068,000)
                                                                                    --------------          --------------
                    Net cash used in investing activities.........................     (38,977,000)             (2,548,000)
                                                                                    --------------          --------------

Cash flows from financing activities:
    Repayments of loan............................................................      (1,439,000)                      -
    Proceeds from issuance of common stock related to initial public offering, net               -              44,771,000
    Proceeds from secondary offering, net.........................................     100,465,000                       -
    Proceeds from issuance of mandatorily
       redeemable convertible preferred stock.....................................               -              10,060,000
    Deferred offering costs.......................................................               -                (321,000)
    Proceeds from senior convertible notes payable-related parties................               -                 150,000
    Payment of capital lease obligations..........................................         (55,000)                (27,000)
    Proceeds from exercise of stock options and conversion of warrants............       1,107,000                 129,000
    (Payments of)/proceeds from short-term borrowings.............................        (180,000)                 47,000
                                                                                    --------------          --------------
                    Net cash provided by financing activities.....................      99,898,000              54,809,000
                                                                                    --------------          --------------
                    Net change in cash and cash equivalents.......................      42,685,000              42,674,000

Effect of exchange rate changes on cash...........................................          72,000                       -

Cash and cash equivalents at beginning of period..................................      34,049,000                 121,000
                                                                                    --------------          --------------
Cash and cash equivalents at end of period........................................    $ 76,806,000            $ 42,795,000
                                                                                    --------------          --------------
                                                                                    --------------          --------------

        See accompanying notes to consolidated financial statements.

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

On December 30, 1998, we acquired a 10% common equity interest in China.com Corporation for approximately $6.6 million. On May 28, 1999, we entered into a subscription agreement to purchase an additional 450,000 shares for $9.0 million. In July 1999, China.com completed its initial public offering, as a result of which our ownership interest in China.com was diluted to 7.7%. Our equity investment in China.com is classified as an available-for-sale security and accordingly is reflected as its fair market value and included as a long term investment on our consolidated balance sheet.

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe, Ltd. (formerly InterAd Holdings Limited), which operates The 24/7 Media Europe Network. Approximately $1.9 million was paid in cash to acquire shares directly from 24/7 Europe. The remaining balance included $1.2 million which was used to acquire shares from existing shareholders and $846,000 in cash which was subsequently used to repay a loan payable. The aggregate purchase price was allocated to net tangible liabilities consisting primarily of cash, accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $2.7 million, was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of four years. On June 22, 1999, we made an additional investment of $500,000 in the common stock of 24/7 Media Europe.

                                24/7 MEDIA, INC.
           NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In August of 1999, 24/7 Media Europe issued shares to acquire a Finnish Internet advertising company which diluted our investment to 58% as of September 30, 1999. The aggregate purchase price of approximately $2.3 million was allocated to net tangible assets. The purchase price in excess of the value of identified tangible assets and liabilities assumed in the amount of $2.2 million was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of three years.

On March 8, 1999, we acquired Sift, Inc., a provider of e-mail based direct marketing services, for approximately 763,000 shares of our common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 100,000 shares of our common stock.

On April 5, 1999, we entered into a cross promotion agreement with ShopNow.com. ShopNow.com provides e-commerce technology and enabling services, an online shopping network, creative design services, and product fulfillment to more than 29,000 Web sites. Under this agreement, we will promote ShopNow.com's services to our Web sites while ShopNow.com will promote our advertising representation and e-mail management services to ShopNow.com's clients. In addition, we will co-brand our Click2Buy transactional banner service with ShopNow.com's ShopNow e-commerce Web site, an online shopping destination. Each party will receive a share of the other party's revenues generated under the cross promotion agreement. Pursuant to this agreement and the securities purchase agreement, we acquired approximately 18% of ShopNow.com in exchange for consideration of $5.1 million in cash, shares of our common stock with a value equal to $23.6 million and our investment in CardSecure. As of September 30, 1999 our investment in ShopNow.com of approximately $29.6 million is being carried under the cost method of accounting.

On July 26, 1999, the Company acquired ClickThrough Interactive ("ClickThrough"), a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of shares of our common stock at the option of the holders or the Company. The aggregate purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $5.9 million, has been allocated to goodwill and other intangibles and is being amortized over its estimated useful life of three years.

On August 17, 1999, the Company acquired Music Marketing Network Inc. b/d/a ConsumerNet ("ConsumerNet"), a leading provider of email marketing solutions. The aggregate purchase price of approximately $52.0 million consists of approximately 1.7 million shares of our common stock and $3.2 million in cash (including acquisition costs of $320,000). The purchase price in excess of the value of identified tangible assets and liabilities assumed has been allocated to goodwill and other intangibles, in the amount of $52.9 million, and is being amortized over its estimated useful life of four years.

On September 13, 1999, the Company acquired a 5.9% equity interest in Naviant Technology Solutions, Inc. ("Naviant") for approximately $5.0 million. The Company's investment in Naviant will be accounted for under the cost method of accounting and, accordingly, the investment will be carried as a long-term investment on our consolidated balance sheet.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The acquisitions of Petry, Advercomm, Intelligent Interactions, CliqNow!, CardSecure, 24/7 Media Europe, ClickThrough and ConsumerNet have been accounted for using the purchase method of accounting and, accordingly, their respective financial statements are included in our consolidated financial statements from their respective dates of acquisition and, in the case of CardSecure, until its date of disposition.

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

                           Three months               Three months               Nine months
                               ended                     ended                      ended
                          March 31, 1999           September 30, 1998         September 30, 1998
                        --------------------    -------------------------  -------------------------
                            (unaudited)               (unaudited)                (unaudited)

           Net revenues
             24/7 Media         $11,071,000                   $5,528,000                $10,305,000
                   Sift             379,000                      279,000                    677,000
                        -------------------     ------------------------   -------------------------
               Combined         $11,450,000                   $5,807,000                $10,982,000
                        ====================    =========================  =========================


       Net income (loss)
             24/7 Media        $ (7,263,000)                $ (5,856,000)             $ (17,992,000)
                   Sift              19,000                     (146,000)                  (383,000)
                        -------------------     ------------------------   -------------------------
               Combined        $ (7,244,000)                $ (6,002,000)             $ (18,375,000)
                        ====================    =========================  =========================

We have restated our results of operations for the three and nine month periods ended September 30, 1998 by combining Sift's financial statements for the three and nine month periods ended August 31, 1998 (Sift's fourth quarter of fiscal
1998) with our consolidated financial statements for the three and nine month periods ended September 30, 1998. The three and nine months ended September 30, 1999 include both our company's and Sift's results of operations for the same period. We have restated the consolidated balance sheet as of December 31, 1998 to include our balance sheet and Sift's balance sheet as of December 31, 1998. An adjustment has been made to stockholders' equity as of December 31, 1998 to record Sift's results of operations for Sift's quarter ended November 30, 1997 and one month ended December 31, 1998. The equity accounts of the separate entities were combined. As the common stock and additional paid in capital accounts of the combining enterprise exceeded the par value of the common stock issued in the business combination, the excess was added to our additional paid in capital. There were no significant transactions between our company and Sift prior to the combination.

On April 30, 1999, we entered into a co-branded credit card agreement with Fleet Credit Card Services, L.P. ("Fleet"), whereby we are working jointly with Fleet to develop and market Fleet products and services and to solicit applications from Internet users. The agreement calls for advance payments by Fleet of approximately $32 million over a five year period subject to our Company providing a guaranteed minimum level of impressions as set forth in the agreement.

                                24/7 MEDIA, INC.
       NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

(b) Principles of Consolidation

Our unaudited consolidated condensed financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 include our accounts and those of our majority-owned and controlled subsidiaries from their respective dates of acquisition. All historical financial statements have been restated to reflect the acquisition of Sift using the pooling-of-interests method. All significant intercompany transactions and balances have been eliminated in consolidation.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated amounts give effect to all of the acquisitions accounted for by the purchase method of accounting and the disposition of Cardsecure as if they had occurred at the beginning of the respective periods, or date of inception, if later, by consolidating the results of operations of the acquired entities for the three and nine month periods ended September 30, 1999 and 1998.

                                                THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                           ---------------------------------          ---------------------------
                                                   1999                1998              1999             1998
                                                   ----                ----              ----             ----
Total revenues ......................      $ 25,851,000       $  7,014,000       $ 55,647,000       $ 15,977,000
Net loss ............................       (15,595,000)       (11,138,000)       (39,083,000)       (36,617,000)
Net loss attributable to common
stockholder .........................       (15,595,000)       (11,228,000)       (39,083,000)       (36,996,000)
Net loss per share--basic and diluted      $      (0.68)      $      (0.79)      $      (1.87)      $      (3.32)
Weighted average shares outstanding..        22,842,201         14,191,206         20,940,442         11,142,793

(c) Interim Results

The unaudited consolidated condensed financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999 and the results of our operations for the three and nine month periods ended September 30, 1999 and 1998 and our cash flows for the nine month period ended September 30, 1999 and 1998. The financial data and other information disclosed in these notes to the consolidated condensed financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, adjusted to reflect the acquisition of Sift using the pooling-of-interests method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 1998 as included in our report on Form 10-K and supplemental information as filed on Form 8-K on October 29, 1999.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Goodwill resulting from the acquisition of Internet advertising and email businesses is estimated by us to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occuring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded goodwill is amortized on the straight-line basis over the estimated period of benefit, which range from two to four years.

(f) Investments

The Company accounts for certain investments in equity securities in accordance with statements of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity securities." The Company's investments in China.com and Shopnow.com are classified as available-for-sale under SFAS 115. As a result, the Company has recorded an unrealized gain on investments as a separate component of stockholders' equity related to these investments. The net unrealized after tax gain of $76.5 million is based on the quoted market values of the investments as of September 30, 1999 as reported on NASDAQ.

                                   --------------------------------------------------
                                                        Gross
                                                     Unrealized
                                     Cost                Gain              Total
                                   --------------------------------------------------
Available-for-sale securities      $ 45,208,000      $109,886,000      $155,094,000
Other investments ...........         5,500,000                --         5,500,000
                                   --------------------------------------------------
Total investments ...........      $ 50,708,000      $109,886,000      $160,594,000
                                   --------------------------------------------------
                                   --------------------------------------------------

(g) Revenue Recognition

Our revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising The 24/7 Network, The 24/7 Media Europe Network and The ContentZone, and to a lesser extent our Riddler.com Web site. Revenues from advertising are recognized in the period the advertising impressions are delivered if collection of the resulting receivables is probable. In addition to advertising revenues, a portion of our revenues are derived from e-mail services and other services that are provided to Web sites and advertisers. Revenues from email services are recognized as delivered.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(g) Revenue Recognition (con't)

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

At September 30, 1999 and December 31, 1998, accounts receivable included $4,728,000 and $3,510,000, respectively, of unbilled receivables, which are a normal part of our business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1998 to September 30, 1999 resulted from the increase in revenues generated during the third quarter of 1999. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of September 30, 1999 have been subsequently billed.

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

Diluted net loss per common share for the three and nine month periods ended September 30, 1999 and 1998 does not include the effects of options to purchase 3,216,377 and 1,190,999 shares of common stock, respectively; 3,156,681 and 3,802,985 common stock warrants, respectively; as the effect of their inclusion is anti-dilutive during each period.

Net loss applicable to common stockholders for the three and nine months ended September 30, 1998 have been increased to give effect to $90,000 and $276,000 respectively of cumulative dividends on mandatorily redeemable convertible preferred stock subsequently converted into common stock in connection with our initial public offering in August 1998.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(j) Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 1999 amounted to approximately $9.8 million which is comprised of $72,000 in foreign currency translation gain related to 24/7 Media Europe and 24/7 Canada, unrealized gain on investments net of taxes of approximately $76.5 million on our available-for-sale securities and accumulated deficit of $66.8 million.

(k) New Accounting Disclosures

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time we have not evaluated the impact that SFAS 133 will have, if any.

(2) COMMON STOCK

In March 1999, as part of the acquisition of Sift, we issued 762,621 shares of our common stock to the shareholders of Sift.

In April of 1999, we issued 476,410 shares of our common stock in exchange for our investment in Shopnow.com.

On May 3, 1999, we completed a secondary offering of our common stock. In this offering, we sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds to our Company from the sale of the primary shares was approximately $100 million.

On July 26, 1999 we issued shares of a wholly owned subsidiary's common stock in order to acquire ClickThrough Interactive. These shares are convertible into 150,000 shares of our common stock at the option of the holder.

On August 17, 1999, as part of our acquisition of ConsumerNet, we issued 1,738,330 shares of our common stock.

In August 1999, we issued 41,667 shares of our common stock to acquire a Finnish Internet company.

(3) 1998 STOCK INCENTIVE PLAN

For the nine month period ended September 30, 1999, we granted approximately
2.3 million stock options under the 1998 Stock Incentive Plan: 99,845 of such were assumed as a result of the acquisition of Sift, Inc. at exercise prices ranging from $0.30 to $2.00 per share, 75,134 were assumed as a result of the acquisition of ConsumerNet at exercise prices ranging from $0.95 to $22.72 and 2.2 million of such were at exercise prices of $22.88 to $50.25 per share, based on the fair market value of the underlying common stock at the respective times of grant.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(4) SEGMENT INFORMATION

The Company's business is comprised of network sales and email services. The network sales segment generates substantially all of its revenues by delivering advertisements and promotions to the web sites. The revenue related to the email segment of the business is comprised of e-mail service bureau, newsletters, and marketing services to target online users compiled by lists management. The company's management reviews corporate assets and overhead expenses within its network segment.

The summarized segment information, as of and for the three and nine months ended September 30, 1999, is as follows:

                                                      Three months ended September 30,
                                           1999                                             1998
                       ---------------------------------------------    ---------------------------------------------
                           Network         Mail            Total            Network         Mail            Total
                       -------------- --------------- --------------    -------------- --------------- --------------
Revenues ...........  $  21,861,000   $   2,542,000   $  24,313,000    $   5,528,000   $     279,000   $   5,807,000
Cost of revenues ...     16,368,000       1,379,000      17,747,000        4,616,000          37,000       4,653,000
Loss from operations    (11,088,000)     (1,614,000)    (12,702,000)      (6,101,000)       (120,000)     (6,221,000)
                      -------------   -------------   -------------    -------------   -------------   -------------

                                                      Nine months ended September 30,
                                           1999                                             1998
                       ---------------------------------------------    ---------------------------------------------
                           Network         Mail            Total            Network         Mail            Total
                       -------------- --------------- --------------    -------------- --------------- --------------
Revenues ...........  $  49,468,000   $   3,450,000   $  52,918,000    $  10,305,000   $     677,000   $  10,982,000
Cost of revenues ...     37,932,000       1,673,000      39,605,000        8,644,000         117,000       8,761,000
Loss from operations    (26,857,000)     (1,672,000)    (28,257,000)     (18,105,000)       (312,000)    (18,417,000)
                      -------------   -------------   -------------    -------------   -------------   -------------
Total assets:
  December 31, 1998      62,716,000         392,000      63,108,000
  September 30, 1999    289,998,000      54,816,000     344,814,000

(5) SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $66,000 and $117,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Non-cash financing activities:

Warrants to purchase 625,000 shares of our common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of our common stock in a cashless exercise of the warrants. During September 1999, warrants to purchase 134,382 shares of our common stock at prices ranging from $3.81 to $11.42 were exchanged in a cashless exercise for 101,074 shares of our common stock.

During the first quarter of 1998, we converted all outstanding shares of convertible preferred stock into an aggregate of 4,350,441 shares of common stock, converted $2,556,250 of senior convertible notes payable-related parties, plus accrued interest, into 828,036 shares of common stock, and outstanding warrants were converted into 191,349 shares of common stock.

During March, 1999, we issued an aggregate of 762,621 shares of common stock in connection with the acquisition of Sift.

                                24/7 MEDIA, INC.
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(5) SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

In March 1999, we issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on NBC Network television stations and their associated Web sites at the local market level.

In June 1999, we exchanged the net assets of CardSecure and issued aggregate of 476,410 shares of our common stock for an investment in ShopNow.com, of approximately $23.6 million.

In July 1999, we exchanged a subsidiary's stock which is convertible into our common stock at a value of $5.0 million in connection with our acquisition of ClickThrough Interactive.

In August 1999, we acquired ConsumerNet through the exchange of 1.7 million shares of our common stock and assumption of all the outstanding options of ConsumerNet.

Also during August 1999, 24/7 Media Europe acquired a Finnish Internet advertising company through the issuance of our common stock valued at $1.5 million.

(6) SUBSEQUENT EVENTS

On November 4, 1999, we advanced 24/7 Media Europe $1.5 million.

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

GENERAL

We are the result of several mergers and acquisitions, and the combination of these entities resulted in an integrated Internet advertising company with both media sales and technology expertise. We were incorporated in January 1998 to consolidate three Internet advertising companies:

- Petry Interactive, Inc., which established the network business model and contributed its network of Web sites which became the foundation for the 24/7 Network.
- Advercomm, Inc., which folded several high profile Web sites into the 24/7 Network, which increased the breadth of content available on the 24/7 Network and accelerated our ability to organize the 24/7 Network into channels of Web sites with similar content.
- Interactive Imaginations, Inc., which contributed the ContentZone, a network that offers advertising solutions for small to medium-sized Web sites.

We subsequently acquired in April 1998 Intelligent Interactions, a developer of ad serving and targeting technology, and in June 1998 CliqNow!, a network of over 75 medium to large Web sites. In January 1999, we acquired a majority ownership interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, which operates the 24/7 Media Europe Network. In March 1999, we acquired Sift, Inc., a full-service e-mail management company. In July 1999, we acquired ClickThrough Interactive, a leading Canadian advertising sales network, and in August 1999, we acquired ConsumerNet, a leading provider of email marketing solutions.

We believe that the combination of these entities has enabled us to offer advertisers, Web publishers and email list providers comprehensive advertising solutions and to pursue our vision of becoming the preeminent global provider of interactive marketing solutions and services.

To date, we have generated our revenues primarily by delivering advertisements and promotions to the Web sites on our networks. We typically sell our advertisements under purchase order agreements with advertisers which are short-term in nature or subject to cancellation. Network revenues represented 90% and 93% of total revenues for the three and nine months ended September 30, 1999, respectively. This compares to 95% and 94% for the comparable periods during the prior year.

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

We recognize advertising revenues and email revenues in the period that the advertisement or email is delivered, provided that no obligations remain. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our Web sites a royalty calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. In addition, we are generally responsible for billing and collecting for advertisements delivered to our networks. We expect to generate the majority of our revenues for the foreseeable future from advertisements delivered to the Web sites on our networks.

We also sell sponsorship advertising, which involves a greater degree of coordination among us, the advertiser and our Web sites. These sponsorships are generally priced based on the length of time that the sponsorship runs, rather than on a CPM basis. Revenues relating to sponsorship advertising are recognized ratably over the sponsorship period.

We delivered an aggregate of over 2.5 billion ad impressions during the month of September 1999. We added a number of marquee Web sites during the three months ended September 30, 1999, including DirectHit.com, Havas Interactive, StreetAdvisor.com, Onelist.com and 2v2.com, Inc., Lbnet.com and Won.net. According to Media Metrix, our three networks reached 55.5%, or more than one half, of all U.S. Internet users in September 1999. We believe that this reach figure is among the highest in the Internet advertising industry. For the three month periods ended September 30, 1999 and 1998, approximately 38% and 40% of our revenues were derived from advertisements on our top ten Web sites, respectively. For the three months ended September 30, 1999, one of our Web sites accounted for approximately 6% of our total advertising revenue. In addition, for the three months ended September 30, 1999, one advertiser accounted for approximately 5% of our revenues and the top ten advertisers and ad agencies accounted for approximately 33% of our revenues.

Email revenues are derived through our suite of email services including list management, list brokerage, the 24/7 Alliance, and our newsletter network. List management involves the management of email lists to which we sell advertising and other revenue-generating opportunities. List brokerage includes the rental of lists to third parties. The 24/7 Alliance is a co-op database whereby list managers or owners contribute their lists in order to achieve scale in developing revenue sources. The newsletter network is a service bureau business in which we send out newsletters on a periodic basis (for example, weekly) on behalf of our clients. We have over 13 million opt-in email addresses in the 24/7 Mail database. We believe that this is one of the largest opt-in email databases in the industry.

We sell our products and services through our sales and marketing staff located in New York, Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, San Francisco, Seattle, Silicon Valley, Toronto and the Washington, D.C. area and 18 offices in Europe and Latin America.

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

RECENT DEVELOPMENTS

On July 26, 1999, the Company acquired ClickThrough Interactive ("ClickThrough"), a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of shares of our common stock at the option of the holders or the Company. The aggregate purchase price of approximately $5.7 million was allocated to net tangible liabilities consisting primarily of accounts receivable, property and equipment, accounts payable and accrued liabilities. The purchase price in excess of the value of identified tangible assets and liabilities assumed, in the amount of $5.9 million, was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of three years.

On August 17, 1999, the Company acquired Music Marketing Network, Inc. d/b/a/ ConsumerNet ("ConsumerNet"), a leading provider of email marketing solutions. The aggregate purchase price of approximately $52.0 million consists of approximately 1.7 million shares of our common stock and $3.2 million in cash (including acquisition costs of $320,000). The purchase price in excess of the value of identified tangible assets and liabilities assumed in the amount of $52.9 million was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of four years.

In August of 1999, 24/7 Media Europe issued shares to acquire a Finnish Internet advertising company which diluted our investment of 58% as of September 30, 1999. The aggregate purchase price in excess of the value of tangible assets and liabilities assumed in the amount of $2.2 million was allocated to goodwill and other intangibles and is being amortized over its estimated useful life of three years.

On September 13, 1999, the Company acquired a 5.9% interest in Naviant Technology Solutions, Inc. ("Naviant") for approximately $5.0 million. The Company's equity investment in Naviant is accounted for under the cost method of accounting and, accordingly, the investment is being carried as a long-term asset on our consolidated balance sheet.

RESULTS OF OPERATIONS

REVENUES. Total revenues were $24.3 million and $52.9 million for the three month and nine month periods ended September 30, 1999, respectively, as compared to $5.8 million and $11.0 million for the three month and nine month periods ended September 30, 1998. Such increases were primarily due to an increase in the number of Web sites on the 24/7 Network, the addition of the 24/7 Media Europe Network, the increase in the number of advertisers utilizing our advertising solutions, and the number of advertisements delivered to the 24/7 Network and the 24/7 Media Europe Network. Network revenue was $21.9 million and $49.5 million for the three month and nine month periods ended September 30, 1999, respectively, compared to $5.5 million and $10.3 million for the corresponding periods in 1998. We expect the 24/7 Network to continue to account for a significant portion of our total advertising revenue for the foreseeable future

In addition to our network revenue, we generated increased revenue from the growth of email services and solutions that were delivered through 24/7 Mail, our email division which was formed as the result of the acquisitions of Sift and ConsumerNet. Email revenue accounted for $2.5 million and $3.5 million for the three month and nine month periods ended September 30, 1999, compared to $0.3 million and $0.7 million for the corresponding periods in 1998.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues were $17.7 million and $39.6 million for the three month and nine month periods ended September 30, 1999, respectively, as compared to $4.7 million and $8.8 million for the corresponding periods in 1998. Cost of network revenues consist primarily of fees paid to Affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of network revenues also includes third party ad serving costs, depreciation of our ad serving system, and Internet access costs. Cost of email services consist primarily of fees paid to list providers, and also includes delivery costs. Cost of network revenue was $16.4 million and $37.9 million for the three month and nine month periods ended September 30, 1999, compared to $4.6 million and $8.6 million for the corresponding periods in 1998. Cost of email revenue was $1.4 million and $1.7 million for the three month and nine month periods ended September 30, 1999, compared to $37,000 and $117,000 for the corresponding periods in 1998. Gross profit for the three month and nine month periods ended September 30, 1999 were $6.6 million and $13.3 million, respectively, as compared to $1.2 million and $2.2 million for the corresponding periods in 1998. The increases in gross profit in the three month and nine month period from 1998 to 1999 were generated by (1) the significant growth in network revenue generated by our company, both domestically and internationally; (2) the expansion of our company into the email business, through the acquisition and subsequent growth of Sift and ConsumerNet; and (3) the related increased costs for affiliated Website payments, third party ad serving costs and direct e-mail costs.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product development and amortization of goodwill expenses increased in the three month and nine month periods from 1998 to 1999 as (1) we incurred expenses in connection with the growth of our business; and (2) we included the operations of the various businesses that we acquired in our results of operations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.9 million and $14.9 million for the three and nine month periods ended September 30, 1999 as compared to $2.6 million and $5.0 million for the corresponding periods in 1998. The increase in the 1999 periods as compared to the related 1998 periods is due primarily to continued expansion of the U.S. network operations, the build out of the European network operations, and the entry into and further growth of email services. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. We expect sales and marketing expenses to increase across all of our lines of business as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility in the marketplace.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $7.8 million and $16.5 million for the three and nine month periods ended September 30, 1999 as compared to $2.4 million and $5.8 million for the corresponding periods in 1998. The increase in the 1999 periods as compared to the related 1998 periods is due primarily to continued expansion of the U.S. network operations, the build out of the European network operations, and the entry into and further growth of email services. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of the business. We expect general and administrative expenses to increase across all of our lines of business as we incur increased levels of expenses to support future growth.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses were approximately $0.3 million and $1.6 million for the three and nine month periods ended September 30, 1999 as compared to approximately $0.5 million and $1.1 million for the corresponding periods in 1998. Product development expenses consist primarily of compensation and related costs incurred to further develop our database and ad serving capabilities. We believe that continued investment in product development, particularly for our Profilz database and ad serving system, is important to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL. Amortization of goodwill was $4.2 million and $8.6 million for the three and nine month periods ended September 30, 1999 as compared to $1.9 million and $3.7 million for the corresponding periods in 1998. The increase in the 1999 periods as compared to the related 1998 periods is due to the timing of our acquisitions made during 1998 and 1999. With the acquisitions of ClickThrough in July 1999 and ConsumerNet in August 1999, we expect a significant increase in future periods.

INTEREST INCOME (EXPENSE). Interest expense was $11,000 and $66,000 for the three and nine months ended September 30, 1999 as compared to $31,000 and $284,000 for the three and nine months ended September 30, 1998. Interest expense relates primarily to interest on capital lease payments. Interest income was $1.0 million and $2.2 million for the three and nine-month ended September 30, 1999 as compared to $250,000 and $326,000 for the three and nine months ended September 30, 1998. The increase in interest income is generated by the increase in cash and cash equivalents received during our secondary offering completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES. Prior to our initial public offering in August 1998, we financed our operations primarily from private placements of equity and convertible debt securities. Concurrently with the merger of Petry and Advercomm into us in February 1998, we completed a private placement of preferred stock and warrants which resulted in net proceeds of $9.8 million. In August 1998, we completed our initial public offering of common stock from which we realized net proceeds of approximately $44.8 million. In May 1999, we completed a secondary offering of common stock from which we realized net proceeds of approximately $100 million. As of September 30, 1999, we had cash and cash equivalents of $76.8 million.

In addition to funding on-going operations, our principal commitments consist of various obligations under operating and capital leases. During the fourth quarter of 1998, we entered into a lease line of credit for up to $3.0 million with Chase Manhattan Bank to finance capital equipment. As of September 30, 1999, total obligations under this lease line of credit were approximately $600,000.

Furthermore, we incurred approximately $1.9 million in leasehold improvements prior to moving into additional leased office space at our headquarters in New York City, which lease runs through 2008. In the aggregate, our annual lease expense for this office space is approximately $1.2 million. We believe that the expenses associated with such additional office space will not have a material effect on our financial position.

Net cash used in operating activities was $18.2 million and $9.6 million for the nine month periods ended September 30, 1999 and 1998, respectively. Net cash used in operating activities resulted from our net operating losses, adjusted for certain non-cash items, including:

- The significant increases in accounts receivable, accounts payable and accrued liabilities in 1999, resulting from the significant increase in revenues and related expenses in 1999 period as compared to 1998; and the amortization of goodwill in 1999 related to the acquisitions we completed in 1998 and 1999.

- The significant increase in accounts receivable at September 30, 1999 is in most part attributable to the increase in revenues during quarter ended September 30, 1999 versus the quarter ended December 31, 1999 and partially attributable to the increase in unbilled receivables from $3.5 million at December 31, 1998 to $4.7 million at September 30, 1999 that also resulted from the increase in revenues generated during the 1999 period. Unbilled receivables, which are a normal part of our business, represent receivables which are generally invoiced only after the revenue has been earned. The terms of the related contracts typically require billing at the end of each month. All unbilled receivables as of September 30, 1999 have been subsequently billed.

Net cash used in investing activities was $39.0 million and $2.5 million for the nine month periods ended September 30, 1999 and 1998, respectively. Net cash used in investing activities resulted primarily from capital expenditures relating to computer hardware and capitalized software, and the cash purchase of a minority interest in ShopNow.com, China.com and Naviant and a majority interest in 24/7 Media Europe, ConsumerNet and ClickThrough. During 1999, we expect to incur significant capital expenditures related to the expansion of our business. In particular, we intend to develop and enhance our proprietary ad serving technology and our Profilz database, which may involve investments in software and hardware that in the aggregate could total approximately $15 million. To the extent that we invest in significant ad serving and database software and hardware or make cash investments in other businesses in the future, net cash used in investing activities could increase.

Net cash provided by financing activities was $99.9 million and $54.8 million for the nine month periods ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities during the 1999 period consisted primarily net proceeds from our secondary offering of approximately $100 million. Net cash provided by financing activities during the 1998 period included our initial public offering which amounted to approximately $44.8 million and issuances of convertible preferred stock and warrants amounting to approximately $10.1 million. Prior to December 31, 1998, all of the previously issued convertible notes, convertible preferred stock and warrants were converted or exercised into common stock, except for warrants to purchase approximately 3.8 million shares of common stock with exercise prices ranging from $3.81 to $11.42 per share.

No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 1998, we had approximately $30.9 million of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2018. As a result of various equity transactions during 1996, 1997 and 1998, we believe that our company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of $19.6 million of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, we have not recorded any tax benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In connection with the unrealized gain on the China.com and ShopNow.com investments reflected as separate components of stockholders equity pursuant to SFAS 115, it is considered more likely than not that $11.3 million of the net operating loss carryforward at December 31, 1998 will be realized. As a result, the portion of the valuation allowance relating to the net deferred tax asset associated with this amount has been released, with the effects netted against the SFAS 115 gain. Similarly, a deferred tax asset was recognized for a $10.7 million net operating loss incurred in 1999, with the benefit netted against the SFAS 115 gain.

On January 20, 1999, we invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe Ltd. We invested $1.9 million to acquire shares directly from 24/7 Media Europe, acquired other shares from existing shareholders in the amount of $1.1 million and subsequently paid off a loan of $846,000. On June 22, 1999, we made an additional investment of $500,000 in the common stock of 24/7 Media Europe. In August of 1999, 24/7 Media Europe issued shares to acquire a Finnish Internet advertising company which diluted our investment in 24/7 Media Europe to 58% as of September 30, 1999.

As of September 30, 1999, we have advanced an additional $3.8 million to 24/7 Media Europe in the form of an interest bearing note due on July 1, 2000. Subsequent to September 30, 1999 we have advanced 24/7 Media Europe $1.5 million in cash.

On July 26, 1999, the Company acquired ClickThrough, a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary and a cash payment of $750,000.

On August 17, 1999, the Company acquired ConsumerNet, a leading provider of email marketing solutions. The aggregate purchase price of approximately $52.0 million consists of approximately 1.7 million shares of our common stock and $3.2 million in cash.

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

STATE OF READINESS. We have developed a remediation plan for our Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected:
- We have assessed our information technology (IT) equipment and systems, which includes our ad servers and ad serving technology.
- We have identified and assessed non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other end user developed systems.
- We have analyzed the readiness of significant third party vendors and suppliers of services.

Our evaluation includes the following phases:
-  identification of significant IT equipment and systems, and non-IT systems;
-  assessment of repair or replacement requirements;
-  repair or replacement;
-  testing;
-  implementation; and
-  creation of contingency plans in the event of Year 2000 failures.

We have reviewed our non-IT systems and internally developed programs, and we do not consider them to be date sensitive to the Year 2000. This evaluation indicates our systems and programs present no Year 2000 issues, and we will be Year 2000 compliant.

We have internally developed ad-serving systems, a newly architected ad serving system under development, a financial system, and are using a service bureau for ad serving and payroll. Our IT systems are Year 2000 compliant as well as our corporate laptops and desktops, upgraded with standard Year 2000 software images.

Our internal systems and development environments have been inventoried and non-compliant third party components have been identified and upgraded where necessary. Test equipment to facilitate Year 2000 testing has been installed: testing of mission critical internal systems is in progress and will be completed in the fourth quarter of 1999. Our current financial system was replaced with a Year 2000 compliant system in the third quarter of 1999. Our mission critical non-IT end user developed systems were identified and testing was completed in the second quarter of 1999.

We have placed each of our vendors, providers and suppliers in a priority category according to their importance to our business. These mission critical third parties have been contacted with a survey/questionnaire requesting assessments in their Year 2000 compliance programs. The response from those questionnaires, as well as follow-up communiques and reviews of 10-Q disclosure, indicate their products and/or services will be Year 2000 compliant, including those identified financial and internet/communications providers.

The Year 2000 readiness efforts of companies acquired in the second quarter of 1999 were examined and reassessed. These on-going programs similarly involve the same degree of software and third party inventories, MIS upgrades, establishment of compliant environments, internal code inspections and financial system upgrades. These efforts will be completed in the fourth quarter of 1999. Preliminary assessments indicate these strategic acquisitions will also be Year 2000 compliant.

Although our preliminary testing and analysis gives every indication we will be Year 2000 compliant, we use third party service suppliers that cannot be guaranteed to be Year 2000 compliant. For these suppliers we are unable to predict the extent to which:

-  the Year 2000 issue will affect these suppliers; or
- we would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis.

The unexpected failure of such a major supplier to be Year 2000 compliant could adversely affect our business. Even though we have received positive responses, we are making contingency plans to continue availability of service through alternate channels in the event any one of these key suppliers encounters unexpected compliance problems and interruption of service.

In addition, the software and hardware products used by Web publishers, advertisers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, our customers' ability to use our products may be disrupted. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could adversely affect our business

COSTS TO ADDRESS OUR YEAR 2000 ISSUE. To date, we have incurred only limited material expenditures in connection with identifying and evaluating Year 2000 compliance issues. Most of our expenses have related to the opportunity cost of time spent by our employees evaluating and testing our software, the current versions of our products, and Year 2000 compliance matters generally. Only minor software tool upgrades and replacements have been warranted. Initial assessments show that the costs to evaluate or address Year 2000 issues will not be material. However, the full impact of the Year 2000 issues cannot be determined until all testing has been completed. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect our business.

CONTINGENCY PLAN. We are formalizing our Year 2000-specific contingency plans. As Year 2000 compliance issues are discovered we will continue to evaluate individual plans relating to such issues. Even though we have received assurances from our major services and suppliers, we are developing plans for those key areas in which we cannot test and verify Year 2000 compliance. These areas include service bureaus (e.g., payroll, ad serving, data center co-location), facilities, and network service providers. Our contingency plans include, but are not limited to, using alternative suppliers, establishing contingent supply arrangements, and contractual warranties. These plans will be formalized in the 4th quarter of 1999. We will also continue to actively work with and encourage these suppliers to minimize the risks of business disruptions resulting from Year 2000 issues.

The worst case scenario related to Year 2000 issues would involve (1) the inability to serve ads due to internal system anomalies and (2) the disruption of work activities in one or more office locations due to loss of public transportation, power, facility services or telecommunications. This could result in possible revenue impairments from customers seeking services elsewhere, delays in reporting to our Web site affiliates, processing orders, billing our customers and preparing our financial statements.

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

WE HAVE AN EXTREMELY LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS. None of our predecessor companies had an operating history of more than four years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

- develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;
-  further develop and upgrade our technology;
-  respond to competitive developments;
- implement and improve operational, financial and management information systems; and
-  attract, retain and motivate qualified employees.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE. We incurred net losses of $11.7 million and $6.0 million for the three month periods ended September 30, 1999 and 1998, respectively, and $26.1 million and $18.4 million for the nine months ended September 30, 1999 and 1998. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST. Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.
These factors include:

-   the addition of new or loss of current advertisers or Web sites;
-   changes in fees paid by advertisers;
- changes in service fees payable by us to owners of Web sites, or ad serving fees payable by us to third parties;
- the introduction of new Internet advertising services by us or our competitors;
- variations in the levels of capital or operating expenditures and other costs relating to the expansion of our operations; and
-   general economic conditions.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES. The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended September 30, 1999 and 1998, approximately 38% and 40%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended September 30, 1999, the top ten Web sites included AT&T WorldNet Service, Havas Interactive, Goto.com, World Gaming Corp., Mapquest.com, Netscape Communications c/o AOL, Sandbox Entertainment, Earthlink Network, Sharper Services, and Multi-Player Games Network. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us.

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

LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES. We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended September 30, 1999, our top ten advertisers and ad agencies accounted for an aggregate of approximately 33% of our total revenues.

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

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH. The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

- the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;
-  changing demands regarding customer service and support;
-  shifts in sales and marketing efforts by us and our competitors; and
- the ease of use, performance, price and reliability of our services and products.

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

WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH. We have experienced rapid growth and expansion in operations that have placed a significant strain on our managerial, operational and financial resources. We expect the number of employees to increase in the future. To successfully compete in the evolving Internet industry, we must:

-  continue to improve our financial and management controls;
-  enhance our reporting systems and procedures;
- continue to scale our ad serving systems and upgrade their functional capabilities; and
-  expand, train and manage our work force.

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

ACQUISITIONS OR STRATEGIC INVESTMENTS MAY DIVERT MANAGEMENT ATTENTION AND CONSUMER RESOURCES. We intend to continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

- the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;
-  the diversion of management's attention from other business concerns;
   the availability of favorable acquisition financing for future acquisitions; and
-  the potential loss of key employees of any acquired business.

Our inability to successfully integrate any acquired company could adversely affect our business.

OUR INTERNATIONAL EXPANSION MAY POSE NEW LEGAL AND CULTURAL CHALLENGES. We have operations in a number of international markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

-  changes in regulatory requirements;
-  reduced protection for intellectual property rights in some countries;
-  potentially adverse tax consequences;
- general import/export restrictions relating to encryption technology and/or privacy;
-  difficulties and costs of staffing and managing foreign operations;
-  political and economic instability;
-  fluctuations in currency exchange rates; and
- seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      CURRENCY RATE FLUCTUATIONS. 24/7 Media's results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. 24/7 Media does not use derivative financial instruments to limit its foreign currency risk exposure.

      MARKET RISK. 24/7 Media's accounts receivables are subject, in the normal course of business, to collection risks. 24/7 Media regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, 24/7 Media does not anticipate any material losses in this area.

      INTEREST RATE RISK. 24/7 Media's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Media.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds during the reporting period.

On July 26, 1999 we acquired Clickthrough Interactive through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary. These shares are convertible into 150,000 shares of our common stock at the option of the holder.

On August 17, 1999 we acquired ConsumerNet for approximately 1.7 million shares of our common stock plus the assumption of previously outstanding stock options which were converted into options to acquire approximately 75,000 shares of our common stock.

On August 26, 1999 we advanced 24/7 Media Europe approximately 42,000 shares of our stock which they subsequently used to acquire a Finnish internet advertising company.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K .

(a)     Exhibits.

Exhibit 11.1        Calculation of net loss per share
Exhibit 27          Financial data schedule

(b)     Reports on Form 8-K.

We filed a Report on Form 8-K dated September 1, 1999, reporting on item 2.

Item 7.  Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:      November 15, 1999               By:        /S/ DAVID J. MOORE
                                                      ------------------

                                           David J. Moore
                                           President and Chief Executive Officer

                                           By:        /S/ C. ANDREW JOHNS

                                           C. Andrew Johns
                                           Chief Financial Officer