Form 10-K
period 1999-12-31
24/7 MEDIA INC
filed 2000-03-24
CIK 1062195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     Act of 1934 (Fee Required) For the fiscal year ended December 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     Exchange Act of 1934 (No Fee Required)

            For the transition period from ___________ to ___________

                           Commission File No. 0-29768

                                24/7 MEDIA, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      13-3995672
             --------                                      ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)


            1250 BROADWAY
          NEW YORK, NEW YORK                                 10001
          ------------------                                 -----
(Address of principal executive offices)                   (Zip Code)


                                 (212) 231-7100
                                 --------------
              (Registrant's telephone number, including area code)

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

                               YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of voting stock held by non-affiliates of registrant as of March 15, 2000: $1,175,677,944.

Number of shares of Common Stock outstanding as of March 15, 2000:
APPROXIMATELY 25,968,461.

                                24/7 MEDIA, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                    Page

Part I

1.        Business.............................................................3
2.        Properties..........................................................17
3.        Legal Proceedings...................................................17
4.        Submission of Matters to a Vote of Security Holders.................18

Part II

5.        Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................18
6.        Selected Consolidated Financial Data................................19
7.        Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................20
8.        Consolidated Financial Statements and Supplementary Data............34
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................34

Part III

10.       Directors and Executive Officers....................................35
11.       Executive Compensation..............................................40
12.       Security Ownership of Certain Beneficial Owners and Management......43
13.       Certain Relationships and Related Transactions......................44

Part IV

14.       Exhibits, Financial Statement Schedule, and Reports on Form 8-K.....45



THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT 24/7 MEDIA AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS ANNUAL REPORT. 24/7 MEDIA UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.    BUSINESS OF THE REGISTRANT

OVERVIEW

     We are a leading global provider of end-to-end advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. Our 24/7 Connect ad serving technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants.

     Commencing in 2000, our business will be organized into three principal lines of business:

          o    24/7 Network
          o    24/7 Mail
          o    24/7 Technology Solutions

     THE 24/7 NETWORK

     The 24/7 Network is a global online advertising network. The 24/7 Network aggregates the advertising inventory of hundreds of Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire network. For our flagship Web sites on the network, we actively solicit sponsorships and integrate sales efforts with the Web site's management. We deliver advertising on our network using our 24/7 Connect technology, which enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis. Our Internet advertising network is organized as follows:

     o In the U.S., the network consists of over 400 high profile Web sites to which we delivered an aggregate of more than 3.3 billion advertisements in December 1999;

     o In Europe, the network consists of over 250 Web sites to which we delivered an aggregate of more than 550 million advertisements in December 1999. We developed our European operations in 1999 after acquiring InterAd Holdings Ltd. (renamed 24/7 Media Europe) in a two-step transaction through which we acquired a majority interest in January 1999 and the remainder in January 2000;

     o In Canada, the network consists of over 80 high profile Web sites to which we delivered an aggregate of more than 45 million advertisements in December 1999. We developed our Canadian operations in 1999 after acquiring Clickthrough Interactive Services, Inc. in July 1999;

     o In Latin America, the network consists of over 30 Web sites to which we delivered an aggregate of more than 5 million advertisements in December 1999;

     o In Asia, through our partner chinadotcom corporation, we support the operation of the network, that consists of more than 500 high profile Web sites. This network covers Greater China, the ASEAN nations, Australia, South Korea and Japan; and

     o The 24/7 Network also includes The ContentZone, which consists of over 3,500 small to medium-sized Web sites to which we delivered an aggregate of more than 100 million advertisements in December 1999.

     Through the 24/7 Network we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, our AwardTrack subsidiary offers a private label, loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. We also offer our creative design services, sponsorship opportunities and syndication services.

     24/7 MAIL

     Our 24/7 Mail business was developed through the integration of our acquisitions of Sift, Inc. in March 1999 and ConsumerNet, Inc. in August 1999 and subsequent growth. 24/7 Mail provides opt-in email direct marketing services. Our permission-based email-marketing database of more than 20 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Currently, 24/7 Mail has U.S. operations that serve as list manager for permission-based email lists that collectively contained more than 20 million email addresses as of March 2000, and European operations that were recently launched in the UK, and currently serve as list manager for permission-based email lists that collectively contained more than two million email addresses as of March 2000.

     24/7 TECHNOLOGY SOLUTIONS

     24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers and e-commerce merchants. Our technical service team of over 150 employees provides consulting services and around-the-clock support for our ad serving clients. Products within 24/7 Technology Solutions include:

     o 24/7 Connect, a next generation Internet ad serving system that is available on two platforms: 24/7 Connect for Networks, that will initially serve the 24/7 Network in the United States, and 24/7 Connect for Advertisers and Publishers, our third-party ad serving solution. We expect to combine the two platforms into a single solution later this year. We acquired 24/7 Connect for Advertisers and Publishers through our acquisition of Sabela Media, Inc. in January 2000; and

     o e.merge, a fully integrated, customizable suite of business applications designed to manage marketing campaigns across multiple forms of electronic media including broadband, set-top boxes and wireless (WAP) applications. We acquired e.merge through our acquisition of IMAKE Software and Services, Inc. in January 2000.

     We also operate Profilz, a database of Web user profiles that aids in delivering targeted advertising and marketing messages based on demographic profiles.

INDUSTRY BACKGROUND

     We operate in the rapidly growing Internet advertising, direct marketing and technology industries. Jupiter Communications estimates that at the end of 1999 there were over 100 million Web users in the United States and over 234 million Web users worldwide, and that by the end of 2002 the number of Web users will increase to over 157 million in the United States and to over 504 million worldwide. These rapid industry growth rates may not be achieved and we may not experience similar rates of growth.

     We believe that advertisers seek to place Internet ads in ways to maximize unduplicated reach. In February 2000, according to Media Metrix, our network reached 56.4% of all U.S. Internet users. We believe that this reach figure is among the highest in the Internet advertising industry. We plan to aggressively recruit Web sites for our network to further extend our reach, provide advertisers with a broad and diverse base of online content and page views, and improve our brand awareness and visibility with media buyers.

     In addition, as online advertisers and direct marketers increase their use of the Internet, they seek solutions and technologies that allow them to efficiently deliver highly targeted advertisements. Our customized solutions allow advertisers and direct marketers to tailor their ad campaigns to reach desired audiences, while reducing costs, easing time pressures and alleviating the need to purchase a series of ad campaigns from numerous Web sites. Advertisers and direct marketers can achieve their objectives by buying ad space on a specific Web site or email list, within a particular content channel or across our entire network.

     As Internet traffic grows, Web publishers increasingly seek to maximize the value of their online inventory. Our extensive sales and marketing expertise provides Web publishers and email list owners access to media buyers at large ad agencies and advertisers and enables them to sell advertisements and marketing space without incurring the costs and challenges associated with building and maintaining an internal ad sales force.

     GROWTH OF ONLINE COMMERCE

     The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. Jupiter Communications estimates that approximately 29% of Web users purchased goods or services over the Web in 1999 and that approximately 54% of Web users will make online purchases in 2003. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract and retain customers, and facilitate transactions.

     GROWTH OF INTERNET ADVERTISING

     Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability. The unique capabilities of online advertising, the growth in traffic on the Web and the favorable characteristics of Web users have led to a significant increase in online advertising. Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $2.8 billion in 1999 to $22.2 billion in 2004, representing a 67% compounded annual growth rate. International online ad spending is expected to grow from $0.5 billion in 1999 to $10.8 billion in 2004. We believe that online advertising will continue to capture an increasing share of available advertising dollars and that this trend will drive demand for online ad inventory and for sophisticated Internet advertising solutions.

     OPPORTUNITIES FOR DIRECT MARKETING

     The Web also represents an attractive medium for direct marketing, which has traditionally been conducted through direct mail, telemarketing and television infomercials. The interactive nature of the Web enables direct marketers to deliver targeted promotions to consumers at the point-of-sale. The success of a direct marketing campaign is measured by the response rate of consumers. The Internet has the potential to enable direct marketers to increase consumer response rates and decrease costs-per-transaction by targeting and delivering direct marketing campaigns to particular consumers based on their demographic profile, self-selected interests or online behavioral characteristics. By providing a more cost-effective method to reach target customers, online advertising is expected to improve the direct marketer's return on investment. The Direct Marketing Association estimates that, in 1999, $176.5 billion was spent on direct marketing initiatives in the United States, and also estimates that expenditures on direct marketing over the Internet will exceed $221.5 billion in 2003.

OUR COMPREHENSIVE SOLUTIONS

     We believe that we currently are the only company to offer a complete end-to-end e-marketing solution for Web publishers, advertisers and e-marketers that seek to attract and retain customers on the Internet and otherwise generate revenue from their activities.

     BENEFITS TO ADVERTISERS AND DIRECT MARKETERS.

     We reduce costs and ease time pressures for advertisers and direct marketers by alleviating the need to purchase a series of ad campaigns from numerous Web publishers. Our network and email lists provide advertisers and direct marketers with access to a wide variety of online content and a broad reach of Internet users. Advertisers and direct marketers customize their ad delivery on our network or email lists by purchasing ad space either on selected Web sites within our network, within a particular content channel or across the entire network, as well as on our email lists. In addition, we provide advertisers and direct marketers with comprehensive reporting services to monitor the effectiveness of ad delivery. Lastly, our 24/7 Connect for Advertisers is an end-to-end solution for buyers of online media that includes targeting, tracking and reporting systems that are focused exclusively on meeting the needs of online advertisers.

     BENEFITS TO WEB PUBLISHERS.

     Affiliation with our online advertising network enables Web publishers to generate advertising revenues by gaining access to advertisers and direct marketers without the costs and challenges associated with building and maintaining their own ad sales force and ad serving technology. Web sites in our network benefit from our experienced management team, our extensive sales and marketing organization and our direct access to advertisers and agencies. The organization of our network into content channels enhances the value of inventory on small to medium-sized Web sites. We also provide sophisticated tracking and reporting functions for our Web sites. Furthermore, the targeting capabilities of our 24/7 Connect ad serving technology enables us to increase the value of Web publishers' inventory.

THE 24/7 MEDIA STRATEGY

Our objective is to provide comprehensive marketing and technology solutions for Web publishers, online advertisers and direct marketers to enable them to attract and retain customers. We intend to further this objective by continuing to implement the following interconnected strategies:

     EXPAND END-TO END SOLUTIONS. We believe that we offer the broadest range of solutions to advertisers and Web publishers. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. We continually seek to identify additional value-added services for our clients, in order to help them maximize their customer acquisition and revenue goals.

     EXPAND OUR NETWORK OF WEB SITES. We plan to continue to aggressively recruit Web sites for our network, to extend our reach and to provide a broad base of page views and online content to advertisers. We recruit Web sites of all sizes, including high-profile to medium-sized Web sites on the 24/7 Network as well as medium to smaller-sized Web sites on the ContentZone area of the 24/7 Network. Such a collection of Web sites of diverse sizes and content allows advertisers to target Internet users by interest and enhances the value of each of our Web sites' inventory. An increased number of Web sites in our network and an expanded breadth of available content on such Web sites will further enable advertisers to consolidate their ad purchases and will improve our brand awareness and visibility with media buyers.

     EXTEND MARKET LEADERSHIP IN OPT-IN EMAIL. We intend to maintain and extend our leadership role in email direct marketing by aggressively expanding our network of email lists with additional lists worldwide. In connection with our worldwide email list expansion, we intend to develop capabilities for adding email addresses to our database from non-English language consumers. We also plan on hiring additional business development personnel to assist us in obtaining more list members.

     EXTEND LEADERSHIP IN ONLINE ADVERTISING TECHNOLOGY. We intend to maintain and extend our leadership role in online advertising technology by continuously developing and enhancing our state of the art systems. One of our principal focuses will be the continued integration of all our technologies to further enhance the ability of online advertisers to deliver their messages across Web sites, e-mail, wireless services, set-top boxes and other Internet appliances.

     MAXIMIZE SALES AND MARKETING EFFECTIVENESS. We believe that our sales and marketing organization is among the largest in the Internet advertising industry, providing us with a competitive advantage. We intend to leverage the substantial media sales expertise of our management team to maximize the value of ad campaigns to benefit our advertiser and Web site clients. We also continually expand our services for advertisers and advertising agencies in order to establish and expand the recognition of our corporate identity.

     INCREASE VALUE OF AD INVENTORY. We seek to increase the rate at which users click on advertisements by employing the targeting capabilities of 24/7 Connect and our Profilz database to deliver advertisements to a more highly targeted audience, resulting in more effective advertising campaigns and enabling us to charge higher rates. Furthermore, we believe that as we increase the breadth and depth of our content channels, the sale of ads targeted to specific channels will increase. We intend to further increase the value of our Web sites' ad inventory by selling sponsorships on our Web sites and by further refining our management of ad space inventory.

     ENHANCE CAPABILITIES OF AD TARGETING TECHNOLOGY. We intend to continue to enhance our targeting capabilities through continued investment in our technology initiatives. We believe that these profiles will enable us to deliver targeted advertisements to the right person at the right time, thereby increasing the value of the advertising inventory that we sell.

     PROVIDE HIGHEST LEVEL OF CUSTOMER SERVICE. We emphasize service for our Web site and advertiser clients. For example, we employ techniques of benchmarking, statistical analysis and continuous process improvement to provide our Web sites and advertisers with "best of class" service. We continually survey our Web sites and advertisers to monitor service levels and identify and resolve problems.

OUR PRINCIPAL LINES OF BUSINESS

     24/7 NETWORK

     The 24/7 Network is a global advertising network where advertisers can place a global campaign, or geographically select regions of the world to target advertising. The network aggregates Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join our network must meet specified standards, such as quality content and brand name recognition, specified levels of existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns as well as bundle advertisements for sale in one of the channels listed above or across the entire network. For our flagship Web sites on the network, we appoint a relationship manager, actively solicit sponsorships and integrate sales efforts with the Web site's management. The 24/7 Network also contains the ContentZone, that consists of smaller to medium-sized Web sites. Our global advertising network is described below:

     o IN THE UNITED STATES, through the 24/7 Network, we provide advertisement sales and delivery services and related functions to over 400 high-profile Web sites that generated an aggregate of 3.3 billion impressions in December 1999. We currently derive more than half our revenue from the 24/7 Network in the United States. The 24/7 Network includes, among others, the following Web sites:

              AT&T WorldNet         Asian Avenue
              Blizzard              BoxerJam
              College Club          Currency Site
              Dialpad               Doonesbury
              EarthLink             Freeagent.com
              GoTo.com              Hotoffice.com

              Juno                  Knight Ridder/Real Cities
              MapQuest              MindSpring
              NetZero               New York Magazine
              Playbill              Reader's Digest
              Reuters MoneyNet      Reuters News Network
              Searchopolis          The Sporting News
              Talk City             Won.net
              Zagat.com

     o IN CANADA we provide advertisement sales and delivery services and related functions to over 80 Web sites that generated an aggregate of 45 million impressions in December 1999 including MyBC.com, Canada Newswire, The Toronto Stock Exchange, MLS Online, the Weather Network, and Canadian Living.

     o IN EUROPE, we provide advertisement sales and delivery services and related functions to over 250 Web sites that generated an aggregate of 550 million impressions in December 1999 including MSN Hotmail, Belcart, Torget and Startsiden. The network currently covers Belgium, Denmark, Finland, France, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden and UK.

     o IN LATIN AMERICA, we provide advertisement sales and delivery services and related functions to over 30 Web sites that generated an aggregate of 5 million impressions in December 1999 including Universa Online. The network in Latin America currently covers Brazil, Mexico, Peru and Argentina.

     o IN ASIA, through an agreement with chinadotcom corporation, we are supporting the development of the 24/7 Network. The network in Asia is comprised of more than 500 major Web sites.

     o THE CONTENTZONE. The ContentZone consists of over 3,500 small to medium-sized Web sites to which we provide advertisement sales and delivery services and auxiliary functions. The ContentZone provides one of the few advertising opportunities for such small and emerging Web sites. Ads are delivered across Web sites included in specific Zones or across the entire network. Any Web publisher possessing non-objectionable content on its Web site can qualify for admission to the ContentZone, and we "graduate" ContentZone members to high-profile status in the 24/7 Network if they generate a sufficient number of ad impressions and satisfy the requisite standards. ContentZone was recently substantially redesigned and relaunched, providing new enhancements to make it even more attractive to Web publishers.

     CHANNELS ON THE 24/7 NETWORK

     The 24/7 Network is currently organized into the following topical channels:

              Automotive                Business/Financial
              Career                    College
              Community                 E-commerce
              Entertainment             Games
              Health                    ISP/Portal
              Kids/Teen                 Music
              News/Information          Real Estate
              Search Engines            Search Engines
              Small Business            Sports
              Technology                Travel
              Women's Interest

     We are presently enhancing existing channels and developing several new channels for our network prompted by user and advertiser interests.

     ADVERTISERS ON THE NETWORK

     We focus our sales and marketing efforts on the leading Internet and traditional advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies employ us in various ways. Advertisers and ad agencies typically buy advertising using written purchase order agreements that run for a limited time. Based on our breadth of online content and our extensive reach, we have the ability to package personalized advertising solutions for advertisers and ad agencies. Our sales force works closely with advertisers to customize ad delivery to enhance the effectiveness of advertising campaigns. Stated below is a representative list of advertising agencies and advertisers that delivered advertisements on the 24/7 Network in the United States in 1999. Some of these advertising agencies and advertisers represented less than one percent of our total revenues in 1999.

                              ADVERTISING AGENCIES

              Anderson & Lembke             Avenue A
              BBDO Interactive              Beyond Interactive
              Bozell                        Carat Freeman
              Cone Interactive              Eagle River Interactive
              Euro RSCG/DSW Partners        Go Beyond
              iBalls                        iFrontier
              iTraffic                      J. Walter Thompson
              Jump Start Media              Kirshenbaum Bond & Partners
              Left Field                    McCann-Erickson
              Media.com                     Modem Media
              Ogilvy One                    Organic Online
              Saatchi & Saatchi             USWeb/CKS
              Western International Media

                                   ADVERTISERS

              About.com                     Ameritech
              APB Online                    Audio Highway
              Bank of America               Barnes & Noble
              Bell South                    BonusMail
              Cendant                       Dealtime.com
              EBay                          Get Smart
              Fleet Bank                    LifeMinders
              Mail.com                      MBNA America Bank
              MicroWarehouse                NextCard
              Providian                     Qwest
              Charles Schwab                ShopNow.com
              Shopping.com                  Travelscape

     VALUE-ADDED SOLUTIONS FOR THE NETWORKS

     Through the 24/7 Network, we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, our AwardTrack subsidiary offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. These points can be issued, redeemed and exchanged in real-time for points in programs of other AwardTrack partners using our proprietary technology. We acquired AwardTrack, Inc. in February 2000. Furthermore, we also offer our clients other value added solutions such as creative design services, sponsorship opportunities, and syndication services.


24/7 MAIL

     24/7 Mail provides opt-in email direct marketing services. Our permission-based email marketing database of more than 20 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Our opt-in email direct marketing business offers direct marketers three key advantages over traditional postal direct marketing and banner advertising:

     o SPEED. Opt-in email campaigns can be sent out immediately to millions of potential customers. Email campaigns generate results in a shorter period of time than traditional postal direct marketing, producing leads and sales within 24 to 48 hours, compared to six to eight weeks offline.

     o RESPONSIVENESS. Opt-in email campaigns typically generate higher response rates than postal mail or banner ad campaigns. Such response rates for email campaigns typically range from 5% to 15%. This rate of response greatly exceeds typical postal direct mail response rates, which we believe to be approximately 2%.

     o REDUCED COST. Opt-in email campaigns cost less than traditional postal direct marketing campaigns. Forrester Research estimates that the typical delivery costs for email campaigns range from 5 to 10 cents per email message sent (to rent a list and have an email service bureau send it out). This cost compares to an average cost of between 50 cents and $1.00 per delivery for a traditional postal direct marketing campaign (including the list rental, printing, postage and processing fees).

     Our 24/7 Mail customers include Web sites that collect email addresses and direct marketers, including advertisers and email list brokers. Our 24/7 Mail service allows demographic selection of email addresses based on more than 260 selected categories of user demographics and psychographics. The 24/7 Mail staff helps marketers maximize their return on investment through custom email marketing programs that reach the targeted customers they are looking to acquire and build relationships with. 24/7 Mail utilizes state-of-the-art technology including Web based reporting, campaign analysis and modeling. We also feature built in loyalty programs to encourage existing customers to make future purchases.

     Our email address database offers direct marketers and email address list brokers more than 20 million permission-based email addresses gathered from a network of more than 200 third-party Web sites, including sites such as NetZero, Fastweb, PCDriver's HQ, Bits & Pieces, Guitar.com, eDiets, and Gotoworld. We provide marketers and e-commerce retailers a selection of targeted email address lists designed to achieve maximum response to their offers.


     24/7 MAIL SERVICES

        O 24/7 MAIL LIST MANAGEMENT. We currently aggregate and manage opt-in email lists across a network of more than 200 third-party Web sites. When a user opts in to receive email or other information through one of these web site clients, the user's email address is added to our database. However, the Web site from which the email address was derived continues to be the owner of its list of email addresses..

     o 24/7 MAIL ALLIANCE DATABASE. The 24/7 Alliance database is the industry's largest aggregated database of opt-in email addresses and related information. We co-own the data that is aggregated in the 24/7 Mail Alliance database. The database includes up to 35 fields of self reported preference data and over 260 fields of appended information. Direct marketers can use the database to deliver e-marketing messages selected by preference, demographic and lifestyle elements.

     o 24/7 MAIL LIST BROKERAGE. As a list broker, we rent lists to supplement our managed lists on behalf of marketers who want to use email to reach prospects and customers. We help marketers reach their objectives by running campaigns using the email lists under management by 24/7 Mail. If a specific list is not under management by 24/7 Mail, we can rent those lists from other managers or directly from list owners on behalf of the marketer.

     o 24/7 MAIL NEWSLETTER NETWORK. 24/7 Mail delivers HTML banner ads and text links in email editorial newsletters for third parties. The 24/7 Mail team handles all facets of campaigns, including orders, execution and payment, and we track and report results for campaign analysis.

     o 24/7 EMAIL SERVICE BUREAU AND LIST DELIVERY. 24/7 Mail has the technical infrastructure required to deliver high volumes of email with a complete suite of targeting and tracking features. We will deliver, on behalf of list owners and marketers, multi media email with sound and full motion video, HTML and plain text email messages. We currently have the capacity to deliver over ten million email messages per day. Our service bureau offers bounce processing, opt-out management and robust data mining and reporting. In addition, we provide direct marketers with high-level analysis and forecasting tools including customer lifestyle and trend analysis.


24/7 TECHNOLOGY SOLUTIONS

     24/7 CONNECT

     We recently launched our next generation Internet ad serving system, 24/7 Connect. 24/7 Connect enables centralized ad delivery, ad management and reporting. 24/7 Connect selects an appropriate advertisement for a Web page at the same time that content is being delivered to that Web page from a third party, and, based on various targeting criteria, delivers that advertisement to the user within milliseconds.

     24/7 Connect is available on two platforms: 24/7 Connect for Networks, that will initially serve the 24/7 Network in the United States, and 24/7 Connect for Advertisers and Publishers (formerly Sabela for Advertisers and Publishers), that is our third-party ad serving solution. We expect to combine the two platforms into a single solution later this year.

     o 24/7 CONNECT FOR NETWORKS. 24/7 Connect for Networks is a single high volume, highly-scalable system tailored to streamline work flow for tomorrow's high volume business, increase sales force productivity and efficiency and provide agencies and advertisers with advanced online reporting, analytical and automated purchasing tools. We believe that it is the only system in the world designed to support ad serving across multiple networks globally from a centralized data repository. We believe that 24/7 Connect for Networks is the first unified platform to provide true multi-medium support integrating traditional online ad delivery with email, sponsorship, and local market components. We built 24/7 Connect utilizing various components of our previous proprietary ad serving system, Adfinity. We are in the process of converting our entire 24/7 Network in the United States to 24/7 Connect for Networks and will continue to do so in incremental stages. The transition has proceeded smoothly to date with plans to complete the conversion by the second quarter of 2000. To complete this transition, we must, among other things, ensure that this technology will function efficiently at increasingly high volumes, and we must continue to work with our Web site clients to transition them to 24/7 Connect.

     o 24/7 CONNECT FOR ADVERTISERS AND PUBLISHERS. 24/7 Connect for Advertisers is an effective campaign planning, management and optimization tool that allows advertisers to streamline and control their online ad campaigns, understand their customers and act quickly on knowledge gained. 24/7 Connect for Advertisers uses the same globally distributed system architecture and ad servers that support 24/7 Connect for Publishers. 24/7 Connect for Advertisers and Publishers also features low-latency ad delivery, detailed tracking, unsurpassed network scalability, global multi-network support and sales automation tools. All information is independently audited, validated and confirmed through PricewaterhouseCoopers and the Audit Bureau of Circulations
(ABC). 24/7 Connect for Advertisers and Publishers currently serves more than one billion impressions per month on behalf of clients such as Western Initiative Media, House of Blues, OzEmail, IDG Communications and TMP Worldwide.

     Until the completion of the transition to 24/7 Connect for Networks is complete, we will be primarily dependent on AdForce, Inc. to deliver ads to our networks. Our agreement with AdForce, entered into as of January 1, 1999, provides that AdForce will deliver advertisements to our Web sites at an agreed-upon rate per thousand advertisements. The AdForce agreement has a term of five years, but permits us to terminate the contract at any time for any reason upon three months' prior written notice to AdForce. We have agreed to provide AdForce with quarterly forecasts of expected monthly volumes. AdForce has agreed to deliver at least the volumes set forth in our forecasts and we have agreed to purchase at least 80% of the advertisements specified in such forecasts.

     o E.MERGE. Our e.merge(TM) product offers a fully integrated, customizable suite of business applications designed to manage marketing campaigns across multiple forms of electronic media. e.merge provides real-time targeted marketing, complete back office support services and other applications that facilitate the integration of broadband video programming with a variety of Internet-enabled services. The integration of 24/7 Connect with the e.merge technology enables us to deliver campaigns across Web sites, email, electronic programming guides, wireless, set top boxes and other information appliances via one interface. We acquired the e.merge technology through our acquisition of IMAKE Software & Services, Inc. in January 2000. IMAKE is a leading provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. IMAKE also provides system integration services and played a key role in the development of 24/7 Connect. The IMAKE acquisition extends our customer base to telecommunication companies, Internet service providers, cable service operators and digital entertainment content providers. Our combined product offerings will enable Web publisher clients to develop enhanced broadband and wireless content, and advertising capabilities. IMAKE's current customers include the americast consortium (The Walt Disney Corporation, GTE, Ameritech, Bell South and Southern New England Telecommunications), Bell Atlantic, MCI Worldcom, Motorola and Associated Press.

     o PROFILZ. We are in the process of building Profilz, an online database of Web user profiles, that we expect to employ with our ad serving technology to deliver ads based on demographic profiles. We will compile opt-in data for Profilz through agreements with our Web site clients that have a database of registered users as well as through our strategic relationships with Naviant Technology Solutions, Inc. and others. With these partners, and with user consent, we may set cookies and retrieve basic user information, which may include name, address, city, state, zip code and e-mail address. To complete the demographic and lifestyle profile of these records, with a user's consent, we will be able to match such profiles with a Naviant file that contains more than 200 opt-in demographic and lifestyle data characteristics on over 100 million U.S. households. Since advertisers seek to reach consumers who fit their demographically-profiled target, our Profilz database will provide online advertisers the ability to execute highly targeted, database marketing campaigns based on consumers' lifestyles and interests, and track the effectiveness of the campaigns markets.


PRIVACY PROTECTION

The growth of our business and of the Internet depends on user trust in the integrity of the Internet. We believe that fostering user confidence in online privacy is an integral component of our mission to deliver the right message to the right user at the right time. We have been, and intend to continue to be, a leader in providing notice and choice to users about our use of non-personally identifiable information collected about them in the delivery of Internet advertising. With the development of our Profilz database, we are developing ways to provide notice to users about the marketing uses of personally identifiable information collected online and the choice not to participate.

In associating online and offline information about a user, we believe we have an obligation to the user community to protect their privacy. Therefore, in connection with our Profilz database and products currently under development, we will not associate any personally identifiable information about a user with his or her Internet browser unless that user has first been provided with notice about the collection and use of personally identifiable information about that user, and the choice not to participate. In addition, we believe that some sensitive information, such as health-related information, credit information or information regarding children, is inappropriate for advertising targeting, and we will not make that sensitive information part of our targeting systems without the express affirmative consent of the user or the user's legal guardian, in the case of a child.

We built our 24/7 Connect technology with user privacy concerns in mind. Connect for Advertisers and Publishers offers users a selective opt-out that makes it impossible for us to associate any online behavior with the user's browser or to associate any personally identifiable information with a browser that has opted out, and we intend to make this feature available in 24/7 Connect for Networks as promptly as practicable. This opt-out is available to all users, whether or not we have any personally identifiable information linked to that person's browser. We call this opt-out selective because, unlike deleting cookies, our opt-out only impacts our ability to recognize a user. None of the user's other personalization efforts (e.g., customized home pages) are affected.

As a founding member of the Network Advertising Initiative, we are working closely with the industry and government groups in developing industry self-regulating principles for the collection and use of user information by network advertising companies. Further, we actively monitor privacy laws and regulations, and endeavor to comply with all applicable privacy requirements.


24/7 MEDIA SALES ORGANIZATION

We believe we maintain one of the largest Internet advertising sales organizations. We sell services worldwide from 50 offices in 27 countries through a sales and marketing organization which included approximately 310 sales professionals as of December 31, 1999. In the United States, these employees are located at our headquarters in New York and our offices in Atlanta, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New Jersey, San Francisco, Seattle, Silicon Valley and the Washington, D.C. area.

Globally, we also have offices in Argentina, Australia, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Holland, Japan, Italy, Korea, Malaysia, Mexico, Norway, Peru, Portugal, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand and the United Kingdom. Advertisers typically purchase advertising under written purchase order agreements that run for a limited time. We believe that the terms of our purchase order agreements are consistent with industry practice. These agreements provide for our indemnification by the advertiser for breach of representations and warranties and limit the right of the advertiser to cancel or modify a campaign once commenced. We to sell sponsorship advertising whereby an advertiser enters into a long-term agreement with a single Web site, typically with exclusivity and renewal privileges and restrictions on the advertisers' ability to cancel the agreement. Sponsorship advertising involves a greater degree of integration among our company, the advertiser and our Web sites.

We believe that we have a competitive advantage due to the geographic breadth of our sales force and our ability to continually improve our sales and marketing capabilities. We continuously leverage the substantial media expertise of our management team to maximize the value of ad campaigns for both our advertisers and our Web sites. We also employ a Web site relationship department that surveys our Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

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


INTERNATIONAL OPERATIONS

Our organization is a global one, and we intend to continue to expand our global reach by acquiring or entering into strategic alliances with existing Internet advertising networks in other foreign. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, that operates the 24/7 Network in Europe, and we acquired 100% of the remaining interest in 24/7 Media Europe in January 2000. We acquired our operations in Canada from our acquisition of Clickthrough Interactive in July 1999. In October 1998, we entered into an agreement with chinadotcom corporation to jointly develop the 24/7 Network in Asia. We collaborate with chinadotcom in expanding and training its China and Hong Kong-based sales force as well as recruiting Web sites for the network. We will receive royalties from all sales through the 24/7 Network for a period of between seven and ten years. We also acquired an equity stake in Chinadotcom that currently represents an interest of 6.4% of the company.


INTELLECTUAL PROPERTY

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary rights and intellectual property. We have received two patents, and we have filed and intend to file additional applications with the United States Patent and

Trademark Office, to protect aspects of our 24/7 Connect and other technologies. We have also applied to register our trademarks both domestically and internationally. These trademark registrations and patent applications may not be approved or granted and may be challenged by others or invalidated through administrative process or litigation. Patent, trademark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available. In addition, we protect our proprietary rights through the use of confidentiality agreements with employees, consultants and affiliates.

Profilz will collect demographic profiles of Internet users and the ad serving technology we employ collects and uses data derived from user activity on our networks and our Web sites. This data is intended to be used for advertisement targeting and for predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information. Further, under our contracts with Web publishers using our services, we are obligated to keep information regarding the Web publisher confidential.


COMPETITION

The market for interactive marketing solutions is intensely competitive. We expect this competition to continue to increase. Competition may also increase as a result of industry consolidation. We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite@Home, Go Network, Lycos, Microsoft Network and Yahoo!. We also compete with the traditional advertising media including television, radio, cable and print for a share of advertisers' total advertising budgets.

The 24/7 Network competes for Web site clients with a variety of Internet advertising networks, including DoubleClick, Engage Technologies (which is majority owned by CMGI, Inc. and has agreed to acquire both AdSmart and Flycast), L90 and Real Media. Our 24/7 Mail business competes for list management clients with Message Media, NetCreations and YesMail (a unit of CMGI). In the third party adserving business, we compete with DoubleClick, AdForce (a unit of CMGI), AdKnowledge (a unit of Engage Technologies), Avenue A and MatchLogic. We also have additional regional competitors in each of our business lines. We encounter competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies, and other entities that facilitate Internet advertising. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.


EMPLOYEES

As of December 31, 1999, we employed approximately 470 persons worldwide, including approximately 310 in sales, marketing and customer support, 50 in technology and product development, and 110 in accounting, human resources and administration. We are not subject to any collective bargaining agreements and believe that we enjoy a good relationship with our employees.


                               RECENT DEVELOPMENTS

ACQUISITION OF SABELA MEDIA, INC.

On January 9, 2000, we acquired Sabela Media, Inc., a global ad serving, tracking and analysis company with products for online advertisers and Web publishers, for approximately $70 million. We acquired all of the issued and outstanding shares of capital stock of Sabela in a merger transaction whereby a subsidiary of 24/7 Media was merged with and into Sabela.

Sabela's sophisticated, real-time user profiling technology, called 24/7 Connect for Advertisers and Publishers, uses unique filtering and analysis tools to allow online advertisers to match their messages with key audiences on a true one-to-one basis. Such adaptive targeting technology enables advertisers to react to specific changes in a user's profile on an instantaneous basis. Sabela currently serves top-tier worldwide customers that include Western Initiative Media, House of Blues, OzEmail, IDG Communications and TMP Worldwide. We have integrated Sabela's business and employees into our 24/7 Technology Solutions Group.

ACQUISITION OF IMAKE SOFTWARE & SERVICES, INC.

On January 13, 2000, we acquired IMAKE Software and Services, Inc., for approximately $80 million, including contingent consideration. IMAKE is a provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. We acquired all of the issued and outstanding shares of capital stock of IMAKE in a merger transaction whereby a subsidiary of 24/7 Media was merged with and into IMAKE.

IMAKE's flagship e.merge(TM) product offers a fully integrated, customizable suite of business applications designed to manage marketing campaigns across multiple forms of electronic media. e.merge provides real-time targeted marketing, complete back office support services and other applications that facilitate the integration of broadband video programming with a variety of Internet-enabled services. IMAKE also provides system integration services and played a key role in the development of 24/7 Connect, 24/7 Media's next generation online ad serving and management system. IMAKE's current customers include the americast consortium (The Walt Disney Corporation, GTE, Ameritech, Bell South and Southern New England Telecommunications), Bell Atlantic, MCI Worldcom, Motorola and Associated Press. The integration of 24/7 Connect with IMAKE's e.merge technology enables 24/7 Media to deliver campaigns across Web sites, email, electronic programming guides, wireless, set top boxes and other information appliances via one interface. The IMAKE acquisition extends 24/7 Media's customer base to telecommunication companies, Internet service providers, cable service operators and digital entertainment content providers. 24/7 Media's product offerings will enable Web publisher clients to develop enhanced broadband and wireless content, and advertising capabilities.

ACQUISITION OF AWARDTRACK, INC.

On February 11, 2000, we acquired AwardTrack, Inc. ("AwardTrack"), a privately held California corporation, for approximately $70 million. We acquired all of the issued and outstanding shares of capital stock of AwardTrack in a merger transaction whereby a subsidiary of 24/7 Media was merged with and into AwardTrack.

AwardTrack offers a turnkey private label loyalty customer relationship management (CRM) program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. These points can be issued, redeemed and exchanged in real-time for points in programs of other AwardTrack partners using our proprietary technology. What separates AwardTrack from other technologies is its ability to allow users to not only combine aggregate points from several rewards programs automatically, but to also transfer points in real-time between participating awards programs. For example, two competing airlines may have a rewards program that can be redeemed at the same hotel chain. If a consumer does not have enough air miles from one airline program to qualify for a night's stay at the hotel, they can transfer air miles from one or several airlines to make up the difference. This proprietary feature can be licensed to portals, content sites and e-commerce sites to create an unrivaled sticky application.

POTENTIAL ACQUISITION OF EXACTIS.COM, INC.

On February 29, 2000, we announced that we entered into a merger agreement with Exactis.com, Inc., a publicly traded Delaware corporation and a provider of permission-based precision e-mail marketing and communication outsourcing solutions, in a stock-for-stock transaction. Pursuant to an agreement and plan of merger dated February 29, 2000, a wholly owned subsidiary of our company will merge with and into Exactis.com. At the effective time of the merger, expected to be in the second quarter of this year, each issued and outstanding share of Exactis.com common stock will be converted into the right to receive 0.60 shares of 24/7 Media common stock. We also expect that all outstanding warrants issued by Exactis.com will be converted into our common stock at the same exchange ratio of 0.60, and we expect to assume all outstanding stock options of Exactis.com at the closing of the merger. The consummation of the merger is subject to various conditions precedent, including:

          o the adoption of the merger agreement by the stockholders of Exactis.com,

          o the approval of the issuance of our common stock in the merger by our stockholders; and

          o the expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 1250 Broadway, New York, New York. They consist of approximately 41,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $1,200,000, subject to increase annually to reflect increases in operating expenses.

In addition, we lease office space in the following domestic locations:

              Atlanta, Georgia                       Boston, Massachusetts
              Chicago, Illinois                      Dallas, Texas
              Detroit, Michigan                      Fairfax, Virginia
              Houston, Texas                         Los Angeles, California
              Miami, Florida                         Mountain View, California
              Red Bank, New Jersey                   Rockville, Maryland
              San Francisco, California              Seattle, Washington

Furthermore, we lease office space in the following countries for our international operations:

              Argentina                              Korea
              Australia                              Japan
              Belgium                                Malayasia
              Brazil                                 Mexico
              Canada                                 Norway
              China                                  Peru
              Denmark                                Portugal
              England                                Singapore
              Finland                                South Korea
              France                                 Spain
              Germany                                Sweden
              Holland                                Taiwan
              Italy                                  Thailand
              Hong Kong

We are continually evaluating our facilities requirements.

Our technology software and hardware are housed at GlobalCenter, Inc. in Herndon, Virginia and New York, New York, Exodus Communications, Inc. in Sterling, Virginia, Exodus Communication, PLC in London, UUNet Australia Pty, Ltd in Sydney, Australia and Digital Islands, Inc. in Hong Kong. Our agreements with these organizations provide for Internet connectivity services, tape rotation, off-site storage services, facilities management, and the lease of secure space to store and operate this equipment. In GlobalCenter, the cost of leasing hardware and software is included in the pricing, but in the other locations the hardware and software costs are managed by us. Our agreements with these organizations include a "99% Uptime Guarantee." Downtime results in certain returns of payment to us and gives rise to a right of termination by us. In the future, we will be expanding our utilization of Digital Islands, Inc. and other organizations to ensure the continued support of our present and future customers and maintain our levels of redundancy.


ITEM 3.  LEGAL PROCEEDINGS.

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc. in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. This case is in the early stages of discovery. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

Since our initial public offering on August 13, 1998, our common stock has traded on the Nasdaq National Market under the symbol "TFSM." The following table sets forth the high and low sales prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market.

                                                     HIGH        LOW
                                                    ------      ------
YEAR ENDED DECEMBER 31, 1998
Third Quarter (from August 14, 1998) ...........    22 3/4       6 1/2
Fourth Quarter .................................    41 1/4       6 3/8
YEAR ENDED DECEMBER 31, 1999
First Quarter ..................................    59          22 7/8
Second Quarter .................................    69 5/8      23 7/8
Third Quarter ..................................    48 3/8      21 3/4
Fourth Quarter .................................    65 1/4      34 3/8
YEAR ENDED DECEMBER 31, 2000
First Quarter (through March 22, 2000) .........    65          40 3/8

On March 22, 2000, the last reported sale price for our common stock on the Nasdaq National Market was $47.625. As of March 15, 2000, there were approximately 420 holders of record of our common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of December 31, 1997, 1996 and 1995 and for each of the years in the two-year period ended December 31, 1996 are derived from our audited financial statements, which are not included herein. We believe that due to the many acquisitions that we made in recent years, the period to period comparisons for 1995 through 1999 are not meaningful and should not be relied upon as indicative of future performance. You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                                         For the Years Ended December 31,
                                                         -----------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                         ---------     ---------     ---------     ---------     ---------
                                                                   (In thousands, except for per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
 Network ............................................  $    81,158   $    19,744    $    1,467    $    1,111    $      152
 Email ..............................................        8,853         1,003            69            --            --
 Consulting and license fees ........................           --           119         1,681           436            --
                                                       -----------   -----------    ----------    ----------    ----------
  Total revenues ....................................       90,011        20,866         3,217         1,547           152
Cost of revenues:
 Network ............................................       61,000        15,970         1,655         1,596           198
 Email ..............................................        4,963           179            14            --            --
                                                       -----------   -----------    ----------    ----------    ----------
  Total cost of revenues ............................       65,963        16,149         1,669         1,596           198
                                                       -----------   -----------    ----------    ----------    ----------
 Gross profit (loss) ................................       24,048         4,717         1,548           (49)          (46)

Operating expenses:
 Sales and marketing ................................       23,396         8,235         1,857         2,364           115
 General and administrative .........................       26,730         9,396         3,258         3,414           679
 Product development ................................        1,891         2,097         1,603         1,617           426
 Other expenses .....................................           --            --           989            --            --
 Write-off of acquired in-process technology ........           --         5,000            --            --            --
 Amortization of goodwill and other intangible assets       15,097         5,722            --            --            --
                                                       -----------   -----------    ----------    ----------    ----------
  Total operating expenses ..........................       67,114        30,450         7,707         7,395         1,220
                                                       -----------   -----------    ----------    ----------    ----------
Loss from operations ................................      (43,066)      (25,733)       (6,159)       (7,444)       (1,266)
Interest (expense) income, net ......................        3,025           576          (154)          (38)           --
                                                       -----------   -----------    ----------    ----------    ----------
Net loss before minority interest ...................      (40,041)      (25,157)       (6,313)       (7,482)       (1,266)
Minority interest in loss of consolidated
  subsidiaries ......................................          979            --            --            --            --
Net loss ............................................      (39,062)      (25,157)       (6,313)       (7,482)       (1,266)
Cumulative dividends on mandatorily
 convertible preferred stock ........................           --          (276)           --            --          --
                                                       -----------   -----------    ----------    ----------    ----------
Net loss attributable to common stockholders ........  $   (39,062)  $   (25,433)   $   (6,313)   $  (7,482)    $   (1,266)
                                                       ===========   ===========    ==========    ==========    ==========
Basic and diluted net loss per common share .........  $     (1.96)  $     (2.48)   $    (3.50)   $   (4.24)    $    (1.22)
                                                       ===========   ===========    ==========    ==========    ==========
Weighted average common shares outstanding...........   19,972,446    10,248,677     1,802,235     1,765,053     1,036,634
                                                       ===========   ===========    ==========    ==========    ==========

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...........................  $    42,786   $    34,049    $      121    $    1,847    $      216
Working capital (deficit) ...........................       41,189        31,290        (1,668)         (232)         (235)
Intangible assets, net ..............................       62,398        10,935            --            --            --
Total assets ........................................      534,012        63,108         1,463         4,687           713
Long-term debt ......................................           --            --         2,317            --            --
Obligations under capital leases, excluding
 current installments ...............................           13            34            80            --            --
Total stockholders' equity (deficit) ................      397,791        51,087        (2,947)        1,888           462

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     We are a leading global provider of end-to-end advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. Our 24/7 Connect ad serving technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants. Commencing in 2000, our business will be organized into three principal lines of business:

          o  24/7 Network,
          o  24/7 Mail, and
          o  24/7 Technology Solutions.

Through our global advertising network, 24/7 Media provides a full suite of interactive marketing solutions and services. Through the 24/7 Network, we serve more than 3.9 billion ad impressions per month on more than 700 high-profile sites globally. 24/7 Mail, the world's largest permission-based, opt-in email database, consists of more than 20 million profiles that can be used to deliver targeted online banner and email campaigns. Our 24/7 Technology Solutions enables 24/7 Connect to provide advertisers, marketers and Web sites a centralized ad delivery, ad management and reporting system. Based in New York, 24/7 Media, Inc. has offices in 50 cities in 27 countries.

We generate our revenues primarily by delivering advertisements and promotions to affiliated Web sites on our networks. We typically sell our advertisements and deliver our email related services under purchase order agreements with advertisers which are short-term in nature or subject to cancellation.

The pricing of ads and email messages is based on a variety of factors, including the gross dollar amount spent on the advertising campaign and the platform over which the campaign is delivered. We strive to sell 100% of our inventory through the combination of advertisements sold on a "CPM" basis, which is the cost to the advertiser to run 1,000 ads, and a "cost-per-action" basis whereby revenues are generated if the user responds to the ad with an action, such as an inquiry or a purchase of the product advertised.

We recognize advertising and email revenues in the period that the advertisement or promotion is delivered, provided that no significant obligations remain. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our affiliated Web site clients a fee calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. We pay our email list owners a royalty for use of their email list in our ad campaigns. In addition, we are generally responsible for billing and collecting for advertisements delivered to our networks.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. Although we have experienced revenue growth in recent periods, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. In particular, we expect to increase our operating expenses in order to expand our sales and marketing organization and to further enhance, develop, integrate and scale our 24/7 Connect and e.merge technologies.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

Total revenues increased 331% in 1999 from 1998 due to the explosive growth of the Internet as a business medium and our rapidly growing position within this medium on a global basis. In addition to expanding our services geographically from the U.S. to Canada, Europe and Latin America in 1999, we also extended our product line beyond the Web site network business to offer opt-in email services and technology solutions.

REVENUES

NETWORK REVENUES. Our network revenues increased to $81.2 million in 1999 from $19.7 million in 1998, representing 311% growth. This increase was fueled by a dramatic expansion in the number of ad impressions sold in the U.S. network business, a significantly increasing number of Web sites that we represent, and our expansion globally to Canada, Europe and Latin America. In addition, the number of advertisers and the amount of advertising spending on the Internet increased significantly during this period.

EMAIL REVENUES. Our email revenues increased to $8.9 million in 1999 from $1.0 million in 1998, representing 783% growth. This increase was fueled by a significant expansion in the types of email services that we offer to include email list management and list brokerage services in addition to our service bureau offerings, as well as a dramatic increase in the number of opt-in email addresses under management. The expansion into these new service offerings was supported by our acquisition of ConsumerNet in the third quarter of 1999. We believe that strong industry acceptance of opt-in email advertising has promoted this strong historical growth and will continue to increase our revenue in the future.

COST OF REVENUES AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our ad serving system and Internet access. Gross profit dollars increased significantly and the gross margin, which is network gross profit as a percent of total network revenues, increased to approximately 25% in 1999 from 19% in 1998. The increase in gross margin was primarily due to more favorable third party ad serving costs due to renegotiated rates.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross profit dollars increased significantly due to the growth in revenues. Gross margin decreased from 82% to 44% as the mix of business shifted from service bureau in 1998 to primarily list management and list brokerage in 1999, each of which has a lower gross margin.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 39% in 1998 to 26% in 1999. Sales and marketing expenses increased as a result of the growth of our business on a global scale and the resulting additions to sales staff as well as increased marketing expenses. We expect sales and marketing expenses to increase in dollar terms as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility; however, we expect that sales and marketing expenses as a percentage of revenue will decline as our business matures across multiple product lines and geographic regions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 45% in 1998 to 30% in 1999. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to continue to increase due to the additional personnel and other expenses required to support our anticipated business growth; however, we expect that general and administrative expenses as a percentage of revenues will decline as our business matures across multiple product lines and geographical regions.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. Product development expenses decreased in 1999 compared to 1998 as 24/7 Connect, our ad serving solution, reached the application development stage in March 1999 and we began capitalizing costs related to the project. We expect to continue to capitalize certain costs through early 2000 when 24/7 Connect will become fully operational. We continue to believe that investment in product development, particularly for our broad range of technology platforms and initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. In 1999, we incurred total amortization charges of $15.1 million compared to $5.7 million in 1998. The expense is the amortization of goodwill and other intangible assets related to the acquisitions of InterAd Holdings Ltd., ClickThrough Interactive, ConsumerNet and Netbooking OY in 1999 and Petry, Advercomm, Intelligent Interactions, CardSecure and CliqNow! in 1998.

INTEREST (EXPENSE) INCOME, NET. Interest income, net was $3.0 million in 1999 and $0.6 million in 1998. The increase in interest income was attributable to interest earned on the cash and cash equivalents from the net proceeds due to our secondary offering of common stock in May 1999.

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES. Minority interest relates to losses attributable to minority investors in 24/7 Media Europe N.V. We acquired 24/7 Media Europe N.V. in 1999, and at December 31, 1999 we owned approximately 58% of the primary common equity.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

For the fiscal year ended December 31, 1998, our historical results of operations reflect the acquisitions of Petry, Advercomm, CliqNow!, Intelligent Interactions and CardSecure from their respective dates of acquisition. Interactive Imaginations, our then parent, was merged into us on April 9, 1998 in a manner similar to a pooling-of-interests. As a result, our historical results of operations for the fiscal years ended December 31, 1997, 1996 and 1995 represent the results of Interactive Imaginations and do not reflect any of the operating results of Petry, Advercomm, CliqNow!, Intelligent Interactions or CardSecure.

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

We do not believe that the historical revenues or expenses for the years 1998 and 1997 as discussed below are reliable or accurate indicators of the future performance of the combined company.

REVENUES. Total revenues were $20.9 million and $3.2 million for the years ended December 31, 1998, and 1997, respectively. The increase in 1998 was caused primarily by the inclusion of the acquired companies' activities and a significant increase in advertising revenue, offset by a decline in revenues caused by the cessation of a license agreement with SegaSoft in 1997. We do not expect to realize meaningful revenues from the SegaSoft agreement in the future.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues was $16.1 million and $1.7 million for the years ended December 31, 1998 and 1997, respectively. The increase in 1998 was primarily related to increased payments to our Affiliated Web sites which were caused by growth in advertising revenue and the temporary increase in rates in connection with our transition to a single ad serving technology. This increase was offset by reduced ContentZone ad serving costs.

OPERATING EXPENSES. Total operating expenses were $30.5 million and $7.7 million for the years ended December 31, 1998 and 1997, respectively. The increase from 1997 to 1998 was caused by: higher sales and marketing and general and administrative expenses resulting from the acquisitions we completed in 1998; additional operating expenses incurred in anticipation of future growth, particularly in the number of employees, offices, and other operating expenses to support expanded U.S. operations; amortization of goodwill and other intangible assets resulting from the acquisitions we completed in 1998; and acquired in-process technology of approximately $5.0 million from the acquisition of Intelligent Interactions which was immediately charged to operations in April 1998. The value of the acquired in-process technology was determined using a combination of a risk-adjusted income approach and an independent valuation. The acquired in-process technology had not reached the stage of technological feasibility at the date of acquisition and had no alternative future use.


QUARTERLY RESULTS OF OPERATIONS--UNAUDITED

Our 1999 results of operations were significantly affected by the rapid growth of our existing business as well as expansion both geographically and into new product lines, including through acquisition. The following table presents our unaudited quarterly results of operations for 1999. We believe that all necessary adjustments, consisting of normal recurring adjustments, have been included in the amounts stated below.

                                                                      Three Months Ended
                                                         -----------------------------------------------
                                                         March 31,    June 30,     Sept. 30,    Dec. 31,
                                                           1999         1999         1999         1999
                                                         --------     --------     --------     --------
                                                                        (In thousands)
Consolidated Statements of Operations Data:
Revenues:
 Network ............................................    $ 11,071     $ 16,536     $ 21,861     $ 31,690
 Email ..............................................         379          619        2,452        5,403
                                                         --------     --------     --------     --------
  Total revenues ....................................      11,450       17,155       24,313       37,093
Cost of revenues:
 Network ............................................       8,749       12,815       16,368       23,068
 Email ..............................................          47          247        1,379        3,290
                                                         --------     --------     --------     --------
  Total cost of revenues ............................       8,796       13,062       17,747       26,358
                                                         --------     --------     --------     --------
  Gross profit ......................................       2,654        4,093        6,566       10,735
                                                         --------     --------     --------     --------
Operating expenses:
 Sales and marketing ................................       3,494        4,454        6,920        8,528
 General and administrative .........................       3,512        5,220        7,809       10,189
 Product development ................................         922          320          327          322
 Amortization of goodwill and other intangible assets       2,258        2,122        4,212        6,505
                                                         --------     --------     --------     --------
  Total operating expenses ..........................      10,186       12,116       19,268       25,544
                                                         --------     --------     --------     --------
 Operating loss .....................................      (7,532)      (8,023)     (12,702)     (14,809)
  Interest (expense) income:
   Interest income ..................................         311          892        1,045          845
   Interest expense .................................         (23)         (32)         (11)          (2)
                                                         --------     --------     --------     --------
 Total interest (expense) income, net ...............         288          860        1,034          843
Minority interest in loss of consolidated
  subsidiary ........................................          --           --           --          979
                                                         --------     --------     --------     --------
 Net loss ...........................................    $ (7,244)    $ (7,163)    $(11,668)    $(12,987)
                                                         ========     ========     ========     ========

REVENUES. Our revenues increased each quarter primarily due to an increase in advertising revenue on the 24/7 Network. This increase is due to the same reasons noted in the year-to-year comparison, that is, a dramatic expansion in the number of ad impressions sold in the US network business, a significantly increasing number of Web sites that we represent, and our expansion globally through acquisition to Canada, Europe and Latin America. In addition to network revenues, we generated increased revenues through email services. We expect email to generate a larger percentage of our revenue in the future.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues increased each quarter due to the growth of our business. Gross margin increased each quarter, reaching approximately 29% in the fourth quarter. The increase is due to favorable ad serving costs in the network business, as well as an increasing percentage of total revenues being generated by email, which enjoys a higher gross margin than the network business.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased as a result of the growth of our business and the resulting additions to sales staff as well as increased marketing expenses. We expect sales and marketing expenses to increase as we continue to invest in sales and marketing personnel, expand into new markets and broaden our visibility.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to continue to increase due to the additional personnel and other expenses required to support our anticipated business growth.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased from the first quarter to the second quarter due to capitalizing development costs for 24/7 Connect. Product development expenses remained consistent for the second through the fourth quarters as we continued to develop 24/7 Connect. We continue to believe that investment in product development, particularly for our broad range of technology platforms and initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. Amortization of goodwill and other intangible assets relates to acquisitions. The expense increased during the third and fourth quarters principally due to the acquisition of ConsumerNet in August of 1999.

INTEREST INCOME. Interest income is attributable to interest earned on cash and cash equivalents. Interest income increased in the second and third quarters as cash and cash equivalents were increased.

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES. Minority interest relates to losses attributable to minority investors in 24/7 Media Europe N.V. We acquired 24/7 Media Europe N.V. in 1999, and at December 31, 1999 we owned approximately 58%.


LIQUIDITY AND CAPITAL RESOURCES.

At December 31, 1999, we had cash and cash equivalents of $42.8 million versus $34.0 million at December 31, 1998. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. The value of investments totaled $366.6 million and $6.6 million at December 31, 1999 and 1998, respectively. These investments generally relate to equity and cash transfers from us for minority equity ownership positions. Such investments include, but are not limited to, chinadotcom, ShopNow.com, Naviant, Inc. and idealab!. We used approximately $45.1 million and $3 million in cash to fund these investments in 1999 and 1998, respectively. In addition, the Company acquired majority and full ownership positions in several companies through the transfer of common stock and cash. These acquisitions included, but were not limited to InterAd Holdings, Ltd., Netbooking, ClickThrough Interactive and ConsumerNet during 1999. Cash used for such acquisitions approximated $7.0 million during 1999 and $1.5 million during 1998.

We generated much of our liquidity through our initial public offering that occurred in 1998 and our secondary offering which occurred in 1999. The initial public offering and the secondary offering provided us with approximately $44.8 million and $100.5 million, respectively, and was used to finance growth in operations, acquisitions of subsidiaries and investments discussed above, and the purchase of property and equipment needed during this growth period. We used approximately $22.0 million and $14.9 million of cash in operating activities during 1999 and 1998 generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets and non-cash related equity transactions, and also by significant increases in accounts receivable that were partially offset by increases in accounts payable and accrued liabilities.

Net cash used by us for investing activities was approximately $70.7 million and $6.0 million during 1999 and 1998, respectively. In addition to the acquisitions and investments discussed above, we have continued to develop our infrastructure through capital expenditures, including capitalized software. Cash used for such expenditures totaled approximately $18.6 million and $1.5 million for 1999 and 1998, respectively. To the extent we continue to acquire additional ad serving hardware, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could increase. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

The annual lease for our corporate headquarters is approximately $1.2 million per year. We expect to expand our corporate headquarters space. We believe that the expenses associated with the additional space will not have a material effect on our results of operations or financial position. Total rent expense for 1999 relating to all leases was $3.0 million.

No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 1999, we had approximately $56.2 million of US and $8 million of foreign net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2019. As a result of various equity transactions during 1999, 1998 and 1997, we believe that our company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of $24.8 million of the net operating loss carryforward is limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of this portion of the net operating loss carryforward, we have not recorded any tax benefit for these or the foreign net operating losses, and a valuation allowance has been recorded for these portions of the net deferred tax assets. In connection with the unrealized gain on the chinadotcom, and ShopNow.com investments reflected as a separate component of stockholders' equity (deficit) pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), it is considered more likely than not that $11.3 million of the net operating loss carryforward at December 31, 1998 will be realized. As a result, the portion of the valuation allowance relating to the net deferred tax asset associated with this amount has been released, with the effects netted against the SFAS 115 gain. Similarly, a deferred tax asset was recognized for a $20.1 million net operating loss incurred in 1999, with the benefit netted against the SFAS 115 gain.

We believe that our current cash and cash equivalent balances will be sufficient to fund our requirements for working capital and capital expenditures for at least the next 12 months. To the extent we encounter additional opportunities, we may need to sell a portion of our current investments in affiliates, or we may sell additional equity or debt securities which would result in further dilution of our stockholders.

We expect to invest additional amounts of working capital in our purchased subsidiaries and majority-owned businesses in 2000 to support their future operations.

We believe that our current cash and cash equivalent balances will be sufficient to fund our requirements for working capital and capital expenditures for at least the next 12 months. To the extent that we encounter unanticipated opportunities, we may need to raise additional funds sooner, in which case we may sell additional equity, issue debt securities or convertible debt securities or borrow funds from banks or other financial sources. Sales of additional equity or issuances of additional debt securities may result in additional dilution of our stockholders. We cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us when needed on commercially reasonably terms, or at all.

YEAR 2000 COMPLIANCE

To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity" which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We have not yet determined the impact of this pronouncement on our financial position or results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS. We were formed as a result of three companies in February 1998. None of the companies nor any company that we have since acquired had an operating history of more than four years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

     o develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;

     o    further develop and upgrade our technology;

     o    respond to competitive developments;

     o implement and improve operational, financial and management information systems; and

     o    attract, retain and motivate qualified employees.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE COMPANIES THAT WE HAVE ACQUIRED. We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired or agreed to acquire eleven more companies. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.
We incurred net losses attributable to common stockholders of $39.1 million and $25.4 million for the years ended December 31,1999 and 1998, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.
Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

     o    the addition of new or loss of existing clients;

     o    changes in fees paid by advertisers and direct marketers;

     o changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;

     o the introduction of new Internet marketing services by us or our competitors;

     o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs; and

     o    general economic conditions.

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

OUR REVENUES ARE SUBJECT TO SEASONAL FLUCTUATIONS.
We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter each year. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP. The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to continue to develop. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than clickthrough rates, which generally have been declining. We cannot be certain that such standards will develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE MOST OF OUR REVENUES, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

The majority of our revenues are derived from the delivery of banner advertisements. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software.

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

OUR DEVELOPMENT OF A NEXT GENERATION AD SERVING TECHNOLOGY MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION. 24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We recently launched 24/7 Connect, and to successfully complete the roll-out of 24/7 Connect, we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our Profilz database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Even if we successfully address all these challenges, we must then work with our Web sites, advertisers and direct marketing clients to transition them to our new system, which would also create a risk of business disruption and loss of any of our clients.

LOSS OR FAILURE OF OUR THIRD PARTY AD SERVING TECHNOLOGY COULD DISRUPT OUR BUSINESS. Unless and until the complete roll-out and transition to 24/7 Connect is complete, we will be partially dependent on AdForce, Inc. to deliver ads to our networks and Web sites. If such service becomes unavailable or fails to serve our ads properly or fails to produce the frequent operational reports required, our business would be adversely affected. Additionally, our use of multiple systems to serve ads requires us to employ significant effort to prepare information for billing, client statements and financial reporting. We are upgrading our systems to integrate a new accounting system with our ad serving technologies to improve our accounting, control and reporting methods. Our inability to upgrade our existing reporting systems and streamline our procedures may cause delays in the timely reporting of financial information.

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.
The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the twelve month periods ended December 31, 1999 and 1998, approximately 32% and 47%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the twelve month period ended December 31, 1999, the top ten Web sites included AT&T WorldNet Service, Mapquest.com, Havas Interactive, Netscape Communications, Earthlink Network, Goto.com, Small World Sports, AllAdvantage.com, Multi-Player Games Network and World Gaming Corp.] We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES.
We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the twelve month period ended December 31, 1999, our top ten advertisers and ad agencies accounted for approximately 26% of our total revenues.

ADVERTISERS AND AD AGENCIES TYPICALLY PURCHASE ADVERTISING UNDER PURCHASE ORDER AGREEMENTS THAT RUN FOR A LIMITED TIME. Typically, we enter into short-term contracts with advertisers and ad agencies. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current advertisers and ad agencies will continue to purchase advertising from us or that we will be able to attract additional advertisers and ad agencies successfully, or that agencies and advertisers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.

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

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. We cannot be certain that we will be able to successfully compete against current or future competitors. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing, which could limit the growth of Internet marketing.

WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH.
We continue to increase the scope of our operations both domestically and internationally, in both sales and marketing as well as technological development. We expect that we will need to continue to improve our financial and managerial controls, reporting procedures and systems. We have experienced rapid growth and expansion in operations that have placed a significant strain on our managerial, operational and financial resources. We expect the number of employees to increase in the future. To successfully compete in the evolving Internet industry, we must:

     o    continue to improve our financial and management controls;

     o    enhance our reporting systems and procedures;

     o continue to scale our ad serving systems and upgrade their functional capabilities; and expand, train and manage our work force; and

     o    expand, train, retain and manage our work force.

We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

OUR INTERNATIONAL EXPANSION MAY POSE LEGAL AND CULTURAL CHALLENGES.
We have operations in a number of international markets, including Canada, Europe, Asia, Australia and Latin America. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

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

In addition to these factors, due to our minority stake in the 24/7 Network in Asia, we are relying on chinadotcom corporation to conduct operations, build the network, aggregate Web publishers and coordinate sales and marketing efforts. The success of the 24/7 Network in Asia is directly dependent on the success of chinadotcom corporation and its dedication of sufficient resources to our relationship.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS WE MAY NOT BE ABLE TO GROW.
Our success depends upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer. The loss of the services of one or more of these persons could materially adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions. Although we have not experienced any material impact from the difficulty in hiring and retaining qualified employees, we may be materially impacted in the future from such hiring difficulties.

DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT.
Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have received two patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. We cannot assure you that any of our patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. We cannot assure you that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD HINDER OUR ABILITY TO DELIVER ADVERTISEMENTS OVER THE INTERNET. We may be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in the 24/7 Network. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation which may be unavailable on commercially reasonable terms.

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc. in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against Sabela or files a similar suit against us, we may be hindered or even prevented from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our 24/7 Connect for Advertisers and Publishers product, delays and costs associated with redesigning our 24/7 Connect for Advertisers and Publishers product and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet through our 24/7 Connect for Advertisers and Publishers product. If DoubleClick is successful in its claims against Sabela, we cannot assure you that we would be able to enter into a licensing agreement with DoubleClick on commercially reasonable terms, if at all for our 24/7 Connect for Advertisers and Publishers product. In that case, we would be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful.

INTELLECTUAL PROPERTY LIABILITY.
We may be liable for content available or posted on the Web sites of our publishers. We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING DEMOGRAPHIC OR OTHER
CONSUMER DATA.
Our 24/7 Connect technology targets advertising to users through the use of identifying data, or "cookies" and other non-personally-identifying information. 24/7 Connect enables the use of cookies to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Due to privacy concerns, some Internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. The effectiveness of our 24/7 Connect technology to deliver targeted advertisements could be limited by any regulation or limitation in the collection or use of information regarding Internet users. Since many of the limitations are still in the proposal stage, we cannot yet determine the full impact of these regulations on our business.

In addition, we are developing our Profilz database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses. Individuals or entities may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS. Growing public concern regarding privacy and the collection, distribution and use of information about individuals has led to increased federal and state scrutiny and legislative and regulatory activity. In addition, the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, impacts us.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. Various technology and direct marketing industry groups have also been addressing this issue. The Network Advertising Initiative, an industry self-regulatory group comprised of third-party ad servers, including us, has proposed a series of self-regulatory principles. We cannot assure you that the Federal Trade Commission and the Department of Commerce will endorse these principles, and the position that these agencies adopt may be more adverse to us than those currently under discussion. Other trade associations are active as well. The Online Privacy Alliance, a broad coalition of high-technology companies, is examining fair information practices and may offer proposals for industry acceptance. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of information which it recommends that industry participants, including us, follow.

We are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws which limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, for us and our clients. These regulations and guidelines could materially and adversely affect the business, financial condition and results of operations of our business.

Furthermore, computer users may also use software designed to filter or prevent the delivery of advertising to their computers. We cannot assure you that the number of computer users who employ filtering software will not increase or that additional Web publishers will not seek contractual provisions barring us from developing profiles of users of their Web sites, either of which could materially and adversely affect our business, results of operations and financial condition.

Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect our business, financial condition or results of operations.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE
OUR COSTS.
Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property privacy, libel and taxation apply to the Internet and Internet advertising.

In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

DEPENDENCE ON THE WEB INFRASTRUCTURE.
Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the clients using our solutions and the level of user traffic on Web sites on our networks.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE.
The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

POSSIBLE VOLATILITY OF STOCK PRICE.
The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

INTEREST RATE RISK, MARKET RISK AND CURRENCY RATE FLUCTUATIONS.
24/7 Media's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Media.

24/7 Media's accounts receivables are subject, in the normal course of business, to collection risks. 24/7 Media regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, 24/7 Media does not anticipate any material losses in this area.

We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the countries whore currency is the Euro. The effect of foreign exchange rate fluctuations for 1999 was not material. 24/7 Media does not use derivative financial instruments to limit its foreign currency risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part IV, Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's auditors on accounting principles or financial statement disclosure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

The following table provides information concerning our current named executive officers and directors:

NAME                        AGE        POSITION AND OFFICES

David J. Moore               47        President and Chief Executive Officer
                                       and a Director
R. Theodore Ammon            50        Chairman of the Board
Jacob I. Friesel             50        Executive Vice President -- Sales and
                                       a Director
C. Andrew Johns              40        Executive Vice President, Treasurer
                                       and Chief Financial Officer
John F. Barry III            47        Director
Arnie Semsky                 53        Director
Charles W. Stryker, Ph.D.    52        Director

David J. Moore has been our President and Chief Executive Officer and a Director since February 1998. Mr. Moore was President of Petry Interactive from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1980 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore received a B.A. degree in Communications from Northern Illinois University.

R. Theodore Ammon, Chairman of our Board, is the founder and has been Chairman of the Board of Big Flower Holdings, Inc. since it inception in 1993. From 1990 to 1992, Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co., a New York and San Francisco-based investment firm, and an executive of such firm prior to 1990. Mr. Ammon also serves on the board of directors of each of Host Marriott Corporation and CAIS Internet, Inc. and serves on numerous boards of privately held companies. Mr. Ammon is involved in a number of not for profit organizations, including as a member of the Board of Directors of The Municipal Art Society of New York, The New York YMCA, Jazz @ Lincoln Center, and the Board of Trustees of Bucknell University. Mr. Ammon received a B.A. degree in Economics from Bucknell University.

Jacob I. Friesel has been our Executive Vice President -- Sales and a Director since February 1998. From 1997 to 1998, Mr. Friesel was President of Katz Millennium Marketing, the Internet media sales division of Katz Media Group, Inc. He was Vice President, Strategic Planning for the Katz Television Group from 1994 to 1997. From 1993 to 1994, he was a Vice President and General Sales Manager of Katz American Television, a leading advertising representative of major market television stations. He was Vice President, General Sales Manager of Katz Continental Television from 1991 through 1993, and was employed in various media advertising sales and management positions with the Katz Agency from 1976 to 1991. Mr. Friesel received a B.A. degree in Mass Communications from the City University of New York.

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

Arnie Semsky, a Director, has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group for twenty years. Prior to that he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of iPing.com and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies including Breakthrough Commerce, LLC; BrandEra.com; On2.com; and CoolHunter.com. Mr. Semsky received a B.A. degree in English from Pace University.

Charles W. Stryker, Ph.D. a Director, is President and CEO of Naviant, Inc. Naviant's business is focused on providing information which will enable marketers to precisely target their customers and prospects in both the physical and on-line worlds. Dr. Stryker served as President of IQ2.net and Zona, both subsidiaries of IntelliQuest Information Group Inc. from October 1997 to November 1999. From 1991 to 1997, Dr. Stryker was President and CEO of the Information Technology Forum, Inc. a management consulting firm specializing in the development of content based electronic products and services. During this period, he was also the founder and Executive Director of the MkIS User Forum. The Forum is an international trade group composed of executives responsible for design and implementation of their corporate marketing systems. Dr. Stryker received a B.S. degree and a M.S. degree in Electrical Engineering and a Ph.D. in Computer Science from New York University.

KEY EMPLOYEES

Brian Anderson has been President of our Award Track division since February 2000. Mr. Anderson co-founded AwardTrack in December 1997. Prior to starting AwardTrack, Inc., Mr. Anderson CO-founded the Virtual Broadcast Company. Mr. Anderson has been involved with technology business development for the past 20 years. Mr. Anderson held executive and senior management roles for firms such as Inprise (formally Borland International), Symantec Corporation, BCC, Inc., and Gillespie, Inc., and is known within the industry for his sense of market development strategies, technological background and proven results. He has been involved closely with the organizations and associations that established the current model for business and commerce on the Internet.

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

Meg Meurer Brossy has been Senior Vice President, Chief Marketing Officer since November 1999. Her past experience includes new business development in the sports and entertainment fields including the branding of Broadway theater worldwide, the development of the NBA team; the Charlotte Hornets and managing Philip Morris USA's Marlboro brand sports and entertainment efforts. Ms. Brossy graduated from Tulane University.

James Green has been President of our Technology Solutions Group since January 2000. Prior to joining our company, Mr. Green began his career in July 1988 in Children's Television Production in New York City before moving to work for the Walt Disney Company in December 1990 where he helped set up Walt Disney's international film distribution company Buena Vista International. In July 1997, Mr. Green was hired to run Marketing and New Business Development for Pixar Animation Studios, and he left Pixar in 1998 to join Sabela. Mr. Green holds a music degree from McGill University and an MBA from UCLA's Anderson Graduate School of Management.

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

Michael G. Rowsom has been the Senior Vice President/General Manager of 24/7 Mail since August 1999. He formerly served as Vice President of Marketing for Intelligent Interactions, prior to its acquisition by 24/7 Media in April 1998, where he was responsible for company positioning, strategic product development, partnerships, and marketing. Earlier, Mr. Rowsom held the position of Vice President of Marketing at Hearst New Media, where he oversaw New Media marketing, strategic development, intracompany and intercompany business development, partnerships, content syndications, and the marketing of the Homemarts brand Web-site. Mr. Rowsom holds a Bachelor's degree in Marketing from Rollins College.

Mark Schaszberger has been the President of the IMAKE division of our company since January 2000. Prior to joining our company, Mr. Schaszberger was the CEO and Chief Operating Officer of IMAKE Solutions and Services, Inc., where he was responsible for the IMAKE's information technology capabilities, its computer laboratory and source code repository, product development and enhancements and marketing and sales in the telecommunications, Internet and web services and digital entertainment industries. He has over 18 years of experience with the information technologies, telecommunications networks, video and audio data and computer simulations. Mr. Schaszberger, before founding IMAKE's Media Division in 1993, was employed by IBM Corporation and received patents in the Data Server, Control Server and Gateway Architecture System and Method to Broadcasting Digital Video on Demand. He holds a Master's degree in Computer Science from the University of Maryland and a Bachelor's degree in Computer Science and Engineering from the University of Virginia

Stuart D. Shaw has been Senior Vice President of Finance & Administration since February 1998. He was Vice President and Chief Financial Officer of Petry Interactive, Inc. from October 1997 to February 1998. From 1991 to 1997, Mr. Shaw was Director of Financial Reporting, then Vice President of Customer Resources for Penguin Books, a trade publisher. From 1989 to 1991, Mr. Shaw was Controller for Warren, Gorham & Lamont, a publisher of professional resource literature. From 1983 to 1989, Mr. Shaw was an auditor with Arthur Andersen. Mr. Shaw received a B.B.A. degree in Public Accounting from Pace University. Mr. Shaw is a Certified Public Accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE. The Audit Committee, composed of Messrs. Ammon, Semsky and Barry, who are not employed by us and are, thus, independent directors, does the following:

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

COMPENSATION COMMITTEE. The Compensation Committee, composed of Messrs. Ammon, Barry and Stryker, , directors who qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 stock incentive plan and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the compensation committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

COMPENSATION OF DIRECTORS

Directors do not receive salaries or cash fees for serving as directors or for serving on committees. All members of the board of directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 stock incentive plan. Under the 1998 stock incentive plan, in 1998 each existing non-employee director was granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant, and each new non- employee director will be granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant. On June 8, 1999 each non-employee director was granted a non-qualified option to purchase 4,688 shares of commons stock at a fair market value on the date of grant. Upon the date of each annual stockholders' meeting, each existing non-employee director shall be granted a non-qualified option to purchase 4,688 shares of common stock, or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting. All options granted to non-employee directors will vest at the rate of 25% on each of the first four anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will be exercisable for a period of ten years from the date of grant.

EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

We have entered into employment agreements with our executive officers and each of our key employees named in this document providing for annual compensation in excess of $100,000. The material terms of such employment agreements generally are as follows:

     o the employment term runs through December 31, 2000, except as stated below and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least six months prior to the expiration of the then employment term;

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

The agreement of David J. Moore extends through January 1, 2001. Mr. Moore's agreement provides for an annual base salary of $225,000 and a target bonus of $325,000 for 2000. In 1998, Mr. Moore was also awarded 56,250 shares of restricted stock that vest over three years. In connection with this issuance, we are recognizing compensation expense of $90,000 ratably over the three-year vesting period. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to two times base salary, plus the maximum bonus for which he is eligible during the fiscal year of termination.

The agreements of our other executive officers and named key employees provide for base salaries between $100,000 and $200,000 and target incentive bonuses, based on attainment of corporate goals, between $80,000 and $100,000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides information about the compensation paid or payable by us for services rendered in all capacities to our Chief Executive Officer and our other executive officers who earned more than $100,000 for 1999.

                                               ANNUAL                    LONG TERM
                                            COMPENSATION               COMPENSATION
                                            ------------               ------------

                                                                                SECURITIES         ALL
     NAME AND                             ANNUAL                     OTHER      UNDERLYING        OTHER
     PRINCIPAL POSITION         YEAR      SALARY        BONUS     COMPENSATION  OPTIONS (#)    COMPENSATION
     ------------------         ----      ------        -----     ------------  -----------    ------------
     David J. Moore             1998      259,137     $ 343,750         0              0             (1)
     President and              1999      225,000     $ 375,000         0        125,000              0
     Chief Executive Officer

     C. Andrew Johns            1998      105,192(2)  $  66,706         0         62,500              0
     Chief Financial Officer    1999      150,000     $ 112,500         0         75,000              0

     Jacob I. Friesel ....      1998      153,125(3)  $ 150,391         0              0              0
     Executive Vice President   1999      180,250     $ 164,063         0         75,000              0

(1) In 1998, Mr. Moore received 56,250 shares of restricted stock that vest equally over three years.

(2)  Mr. Johns commenced his employment with us on April 17, 1998.

(3)  Mr. Friesel commenced his employment with us on February 24, 1998.

STOCK OPTIONS

The following table contains information concerning the grant of options under the 1998 stock incentive plan to each of our executive officers during the year ended December 31, 1999. We did not grant any stock appreciation rights in 1999.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999

    INDIVIDUAL GRANTS

                                                POTENTIAL REALIZABLE
                                                                                     TOTAL VALUE AT ASSUMED
                           NUMBER OF       PERCENT OF                                ANNUAL RATES OF
                           SECURITIES      OPTIONS                                   STOCK APPRECIATION
                           UNDERLYING      GRANTED TO      EXERCISE                  FOR OPTION TERM
                           OPTIONS         EMPLOYEES IN    PRICE       EXPIRATION    ------------------------
         NAME              GRANTED(#)(1)   FISCAL YEAR(2)  ($/SHARE)   DATE(3)           5%           10%
         ----              -------------   --------------  ---------   -------       ----------    ----------
         David J. Moore      125,000           4.7%          $28.00    01/01/09      $2,201,131    $5,578,099

         Jacob I. Friesel     75,000           2.8%          $28.00    01/01/09      $1,320,679    $3,346,859

         C. Andrew Johns      75,000           2.8%          $28.00    01/01/09      $1,320,679    $3,346,859

(1) All options granted in 1999 were granted pursuant to the 1998 stock incentive plan. The above grants are exercisable in annual increments of 25% of the total grant, beginning on the first anniversary of the date of grant. All options were granted at the fair market value of the common stock on the effective date of grant.

(2) The total number of options granted to directors and employees in 1999 was 2,659,791.

(3) Each option may be subject to earlier termination if the officer's employment with us is terminated.

The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 1999 and the value of outstanding and unexercised options held as of December 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                       NUMBER OF
                        SECURITIES                    UNEXERCISED OPTIONS        IN-THE MONEY OPTIONS
                        UNDERLYING                   AT DECEMBER 31, 1999        AT DECEMBER 31, 1999(1)
                        SHARES                   ---------------------------   ---------------------------
                        ACQUIRED      VALUE
     NAME               ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----               -----------   --------   -----------   -------------   -----------   -------------
     David J. Moore            0            0        0            125,000         $ 0          $3,531,250

     Jacob I. Friesel          0            0        0             75,000         $ 0          $2,118,750

     C. Andrew Johns      15,625     $479,266        0            121,875         $ 0          $4,567,969

(1) Represents the difference between the closing market price of the common stock as reported by Nasdaq on December 31, 1999 of $56.25 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.


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

ADMINISTRATION. The incentive plan is administered by the compensationcommittee of our board of directors. The compensation committee has full authority and discretion, subject to the terms of the incentive plan, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plan may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plan expire no more than ten years from the date of grant.

AVAILABLE SHARES AND OTHER UNITS. A maximum of 5,750,000 shares of common stock may be issued pursuant to the incentive plan. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plan is 250,000. As of December 31, 1999, there were options to purchase an aggregate of 3,263,615 shares of common stock under the incentive plan. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plan.

The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events.

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

STOCK OPTIONS. Under the incentive plan, the compensation committee may grant options to purchase shares of common stock. Options may be incentive stock options or non-qualified stock options. The compensation committee will determine the number of shares subject to the option, the term of the option, the exercise price per share, the vesting schedule, and the other material terms of the option.

RESTRICTED STOCK. The incentive plan authorizes the compensation committee to award shares of restricted stock. Upon the award of restricted stock, the recipient has all rights of a stockholder, unless otherwise specified by the compensation committee at the time of grant, subject to the conditions and restrictions generally applicable to restricted stock.

CHANGE OF CONTROL. Unless otherwise determined by the compensation committee of the board of directors at the time of grant, in the event that we merge with another company, upon the sale of substantially all of our assets or securities representing 40% or more of the total combined voting power of our then outstanding securities, or upon changes in membership of the board of directors during any two-year period, then:

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding beneficial ownership of the common stock as of March 15, 2000, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and executive officers and (iii) our current directors and executive officers as a group.

                                             NUMBER OF
        BENEFICIAL OWNER(1)                    SHARES     PERCENTAGE
        -------------------                    ------     ----------

EXECUTIVE OFFICERS AND DIRECTORS:
     David J. Moore (2)(3) ..............      818,593       3.2%
     R. Theodore Ammon (4) ..............    1,756,390       6.5
     Jacob I. Friesel (2)(5) ............      527,121       2.0
     C. Andrew Johns (2)(6) .............       61,375        *
     John F. Barry III (7) ..............    1,755,390       6.5
     Arnie Semsky (8) ...................        4,687        *
     Charles W. Stryker (9) .............        4,687        *
All directors and executive
  officers as a group (7 persons) .......    4,928,245      19.0

OTHER 5% STOCKHOLDERS:
     The Travelers Insurance Company (10)    2,144,368       8.0

----------
 *  Represents less than 1% of the outstanding common stock.

(1) Applicable percentage ownership is based on 25,968,461 shares of common stock outstanding as of March 15, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 15, 2000 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of Messrs. Moore, Friesel and Johns is c/o 24/7 Media, Inc., 1250 Broadway, New York, New York 10001.

(3) Includes 18,750 unvested shares of common stock issued pursuant to the Incentive Plan and subject to forfeiture pursuant thereto. Includes options to acquire 31,250 shares and 247,505 shares held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore. Mr. Moore's wife is the trustee of each such trust.

(4) Represents 875,351 shares, Class A warrants to purchase 437,676 shares, Class B warrants to purchase 437,676 shares held by Big Flower Holdings, Inc., and 1,000 shares and options to acquire 4,687 shares held by Mr. Ammon. Mr. Ammon is the Chairman of the board of directors of Big Flower Holdings, Inc. Mr. Ammon expressly disclaims beneficial ownership of the shares held by Big Flower Holdings, Inc. The address of each of this entity is Big Flower Holdings, Inc., 3 East 54th Street, New York, New York 10022.

(5) Includes 253,830 shares held by a family trust, beneficial ownership of which is disclaimed by Mr. Friesel and options to purchase 18,750 shares held by Mr. Friesel.

(6) Includes options to acquire 34,375 shares and Class C warrants to purchase 9,375 shares.

(7) Represents 656,513 shares, Class A warrants to purchase 328,257 shares and Class B warrants to purchase 328,257 shares held by Prospect Street NYC Discovery Fund, L.P.; 218,838 shares, Class A warrants to purchase 109,419 shares and Class B warrants to purchase 109,419 shares held by Prospect Street NYC Co-Investment Fund, L.P.; and options to acquire 4,687 shares held by Mr. Barry. Mr. Barry is one of our directors and is the Managing General Partner of Prospect Street NYC Discovery Fund, L.P. Mr. Barry does not own any shares of our common stock in his individual capacity and expressly disclaims beneficial ownership of the shares held by Prospect Street NYC Discovery Fund, L.P. and Prospect Street NYC Co-Investment Fund, L.P. The address of each of these entities is c/o Prospect Street Ventures, 10 East 40th St., 44th floor, New York, New York 10016.

(8) Includes options to acquire 4,687 shares. The address of Mr. Semsky is c/o 24/7 Media, Inc. 1250 Broadway, 28th Floor, New York, New York 10001.

(9) Represents options to acquire 4,687 shares. The address of Mr. Stryker is c/o Naviant, Inc., 14 Campus Boulevard, Suite 200, Newton Square, PA 19073.

(10) Represents 1,264,329 shares, Class A warrants to purchase 437,676 shares and Class B warrants to purchase 437,676 shares, and options to acquire 4,687 shares held by The Travelers Insurance Company, and 34,359 shares held by The Travelers Indemnity Company. The address of each of these entities is c/o Travelers Group Inc., 388 Greenwich Street, 36th floor, New York, New York 10013. None of Travelers Group Inc., The Travelers Insurance Company, The Travelers Indemnity Company or their respective affiliates has assumed or has any responsibility for our management, business or operations, or for the statements contained in this prospectus or the registration statement of which this prospectus forms a part, other than the limited information regarding securities ownership contained in this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1999, there were no transaction or series of transactions that the company was or is a party in which amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

COMPLIANCE WITH REPORTING REQUIREMENTS

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates during 1999. Based solely on its review of such forms received by it from such persons for their 1999 transactions, the Company believes that all filing requirements applicable to such directors, executive officers and greater than ten percent beneficial owners were complied with.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

               (a) See Index to Consolidated Financial Statements immediately following Exhibit Index.

               (b) Current Reports on Form 8-K filed during the fourth quarter of 1999 and in 2000.

                    FORM 8-K CURRENT REPORT DATED FEBRUARY 29, 2000.

                    FORM 8-K CURRENT REPORT DATED FEBRUARY 11, 2000.

                    FORM 8-K CURRENT REPORT DATED JANUARY 13, 2000.

                    FORM 8-K CURRENT REPORT DATED JANUARY 10, 2000.

                    FORM 8-K CURRENT REPORT DATED OCTOBER 29, 1999.

               (c) Exhibits. See Exhibit Index immediately following signature pages.

                                24/7 MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         ------
Independent Auditors' Report .......................................       F-2

Consolidated Balance Sheets.........................................       F-3

Consolidated Statements of Operations...............................       F-4

Consolidated Statements of Stockholders' Equity (Deficit)
  and Comprehensive Income .........................................       F-5

Consolidated Statements of Cash Flows ..............................       F-7

Notes to Consolidated Financial Statements .........................       F-8

Financial Statement Schedule -Valuation and Qualifying Accounts ....       S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Media, Inc.:

We have audited the accompanying consolidated balance sheets of 24/7 Media, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Media, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                               KPMG LLP

                                               /s/ KPMG LLP


New York, New York
March 8, 2000

                                24/7 MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                   ------------------------------
                                                                       1999             1998
                                                                   -------------    -------------
                               ASSETS
Current assets:
   Cash and cash equivalents ...................................   $  42,786,000    $  34,049,000
   Accounts receivable, less allowances
     of $2,522,000 and $636,000, respectively ..................      34,004,000        8,678,000
   Prepaid expenses and other current assets ...................       4,846,000          550,000
                                                                   -------------    -------------

       Total current assets ....................................      81,636,000       43,277,000
                                                                   -------------    -------------

Property and equipment, net ....................................      18,595,000        2,099,000
Intangibles assets, net ........................................      62,398,000       10,935,000
Investments ....................................................     366,630,000        6,566,000
Deferred cost of partner agreements ............................       4,260,000               --
Other assets ...................................................         493,000          231,000

                                                                   -------------    -------------
       Total assets ............................................   $ 534,012,000    $  63,108,000
                                                                   =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $  24,504,000    $   5,797,000
   Accrued liabilities .........................................      13,875,000        5,201,000
   Loan payable - related party ................................              --          593,000
   Short-term borrowings .......................................              --          180,000
   Current installments of obligations under capital leases ....          49,000           82,000
   Deferred revenue ............................................       2,019,000          134,000

                                                                   -------------    -------------
       Total current liabilities ...............................      40,447,000       11,987,000
                                                                   -------------    -------------

Obligations under capital leases, excluding current installments          13,000           34,000
Deferred tax liability .........................................      95,656,000               --
Minority interest ..............................................         105,000               --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized and no shares issued and outstanding ..........              --               --
    Common stock, $.01 par value; 70,000,000 shares
      authorized; 22,422,516 and 16,434,494 shares issued
      and outstanding, respectively ............................         224,000          164,000
    Additional paid-in capital .................................     282,806,000       92,003,000
    Deferred stock compensation ................................        (232,000)        (345,000)
    Accumulated other comprehensive income .....................     194,790,000               --
    Accumulated deficit ........................................     (79,797,000)     (40,735,000)

                                                                   -------------    -------------
       Total stockholders' equity ..............................     397,791,000       51,087,000
                                                                   -------------    -------------

       Total liabilities and stockholders' equity ..............   $ 534,012,000    $  63,108,000
                                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                          --------------------------------------------
                                                               1999            1998            1997
                                                          ------------    ------------    ------------
Revenues:
   Network ............................................   $ 81,158,000    $ 19,744,000    $  1,467,000
   Email ..............................................      8,853,000       1,003,000          69,000
   Consulting and license fees ........................             --         119,000       1,681,000
                                                          ------------    ------------    ------------
       Total revenues .................................     90,011,000      20,866,000       3,217,000
                                                          ------------    ------------    ------------

Cost of revenues:
   Network ............................................     61,000,000      15,970,000       1,655,000
   Email ..............................................      4,963,000         179,000          14,000
                                                          ------------    ------------    ------------
       Total cost of revenues .........................     65,963,000      16,149,000       1,669,000
                                                          ------------    ------------    ------------

       Gross profit ...................................     24,048,000       4,717,000       1,548,000
                                                          ------------    ------------    ------------

Operating expenses:
   Sales and marketing ................................     23,396,000       8,235,000       1,857,000
   General and administrative .........................     26,730,000       9,396,000       3,258,000
   Product development ................................      1,891,000       2,097,000       1,603,000
   Write-off of property and equipment ................             --              --         757,000
   Legal costs in connection with claim ...............             --              --         232,000
   Write-off of acquired in-process technology ........             --       5,000,000              --
   Amortization of goodwill and other intangible assets     15,097,000       5,722,000              --
                                                          ------------    ------------    ------------

       Total operating expenses .......................     67,114,000      30,450,000       7,707,000
                                                          ------------    ------------    ------------

       Loss from operations ...........................    (43,066,000)    (25,733,000)     (6,159,000)
Interest income .......................................      3,093,000         886,000          18,000
Interest expense ......................................        (68,000)       (310,000)       (172,000)
                                                          ------------    ------------    ------------

       Net loss before minority interest ..............    (40,041,000)    (25,157,000)     (6,313,000)

Minority interest in loss of consolidated subsidiaries         979,000              --              --
                                                          ------------    ------------    ------------

       Net loss .......................................    (39,062,000)    (25,157,000)     (6,313,000)

Cumulative dividends on mandatorily
 convertible preferred stock ..........................             --        (276,000)             --
                                                          ------------    ------------    ------------

Net loss attributable to common
stockholders ..........................................   $(39,062,000)   $(25,433,000)   $ (6,313,000)
                                                          ============    ============    ============

Net loss per common share - basic and diluted .........   $      (1.96)   $      (2.48)   $      (3.50)
                                                          ============    ============    ============

Weighted average common shares outstanding ............     19,972,446      10,248,677       1,802,235
                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME

                                                           Convertible                     Common Stock
                                                         Preferred Stock                       Voting               Additional
                                                     -------------------------      ---------------------------      Paid-in
                                                      Shares        Amount            Shares          Amount         Capital
                                                     --------    -------------      -----------   -------------   -------------
Balance as of December 31, 1996 .............         140,722    $       2,000        1,688,629   $      17,000   $  10,652,000
Net loss ....................................              --               --               --              --              --
Issuance of preferred stock .................          17,422               --               --              --         500,000
Issuance of common stock to officer .........              --               --           10,462              --          32,000
Issuance of warrants in connection
with senior convertible notes - related .....              --               --               --              --         201,000
parties
Senior convertible notes payable - related
parties
converted into common stock .................              --               --           59,184              --          94,000
Issuance of common stock ....................              --               --          106,108           1,000         650,000
                                                     --------    -------------      -----------   -------------   -------------
Balance as of December 31, 1997 .............         158,144            2,000        1,864,383          18,000      12,129,000
Net loss ....................................              --               --               --              --              --
convertible notes payable - related parties .              --               --               --              --          12,000
Issuance of warrants to former officer ......              --               --               --              --         450,000
Issuance of warrants to consultant ..........              --               --               --              --          20,000
Issuance of common stock for acquired .......              --               --        5,278,167          53,000      10,769,000
businesses
Issuance of stock options to employees ......              --               --               --              --         332,000
Issuance of common stock to officer .........              --               --           56,250           1,000          89,000
Amortization of deferred stock compensation .              --               --               --              --              --
Issuance of common stock to consultants .....              --               --            5,909              --          22,000
Offering costs in connection with mandatorily
redeemable convertible preferred stock ......              --               --               --              --        (229,000)
Senior convertible notes payable - related ..              --               --
parties
converted into common stock .................              --               --          828,036           8,000       2,666,000
Convertible preferred stock converted into
common stock ................................        (158,144)          (2,000)         542,908           5,000          (3,000)
Conversion of warrants into common stock ....              --               --          191,349           2,000          (2,000)
Imputed interest on loans payable - related .              --               --               --              --           9,000
parties
Accrual of cumulative dividends on mandatoril
redeemable convertible preferred stock ......              --               --               --              --              --
Issuance of common stock in initial public
offering, net ...............................              --               --        3,550,000          36,000      44,735,000
Conversion of mandatorily redeemable
convertible
preferred stock into common stock ...........              --               --        3,807,533          38,000      17,169,000
Exercise of stock options ...................              --               --          106,108           1,000         271,000
Issuance of common stock to chinadotcom .....              --               --          203,851           2,000       3,564,000
Pooling adjustment (see note 1) .............              --               --               --              --              --
                                                     --------    -------------      -----------   -------------   -------------
Balance as of December 31, 1998 .............              --               --       16,434,494         164,000      92,003,000
Net loss ....................................              --               --               --              --              --
Unrealized gain on marketable securities, net              --               --               --              --              --
of tax
Comprehensive income
Amortization of deferred stock compensation .              --               --               --              --              --
Exercise of stock options ...................              --               --          631,221           6,000       2,997,000
Issuance of warrants ........................              --               --               --              --       5,858,000
Gain on issuance of stock by subsidiary .....              --               --               --              --       2,271,000
Issuance of stock in secondary offering, net               --               --        2,339,000          23,000     100,443,000
Issuance of common stock for acquired .......              --               --        1,856,872          19,000      55,300,000
businesses
Investment in Shopnow.com ...................              --               --          476,410           5,000      23,641,000
Conversion of warrants into common stock ....              --               --          684,519           7,000          93,000
Stock compensation ..........................              --               --               --              --         200,000
                                                     --------    -------------      -----------   -------------   -------------
Balance as of December 31, 1999 .............              --    $          --       22,422,516   $     224,000   $ 282,806,000
                                                     ========    =============      ===========   =============   =============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME - (CONTINUED)

                                                  Deferred           Other                            Total
                                                    Stock        Comprehensive    Accumulated     Stockholders'
                                                 Compensation       Income          Deficit          Equity
                                                -------------    -------------   -------------    -------------
Balance as of December 31, 1996 .............   $          --    $          --   $  (8,783,000)   $   1,888,000
Net loss ....................................              --               --      (6,313,000)      (6,313,000)
Issuance of preferred stock .................              --               --              --          500,000
Issuance of common stock to officer .........              --               --              --           32,000
Issuance of warrants in connection ..........              --               --              --               --
with senior convertible notes - related .....              --               --              --          201,000
parties
Senior convertible notes payable - related ..              --               --              --               --
parties
converted into common stock .................              --               --              --           94,000
Issuance of common stock ....................              --               --              --          651,000
                                                -------------    -------------   -------------    -------------
Balance as of December 31, 1997 .............              --               --     (15,096,000)      (2,947,000)
Net loss ....................................              --               --     (25,157,000)     (25,157,000)
convertible notes payable - related parties .              --               --              --           12,000
Issuance of warrants to former officer ......              --               --              --          450,000
Issuance of warrants to consultant ..........              --               --              --           20,000
Issuance of common stock for acquired .......              --               --              --       10,822,000
businesses
Issuance of stock options to employees ......        (332,000)              --              --               --
Issuance of common stock to officer .........         (90,000)              --              --               --
Amortization of deferred stock compensation .          77,000               --              --           77,000
Issuance of common stock to consultants .....              --               --              --           22,000
Offering costs in connection with mandatorily
redeemable convertible preferred stock ......              --               --              --         (229,000)
Senior convertible notes payable - related
parties
converted into common stock .................              --               --              --        2,674,000
Convertible preferred stock converted into
common stock ................................              --               --              --               --
Conversion of warrants into common stock ....              --               --              --               --
Imputed interest on loans payable - related .              --               --              --            9,000
parties
Accrual of cumulative dividends on
mandatorily
redeemable convertible preferred stock ......              --               --        (276,000)        (276,000)
Issuance of common stock in initial public
offering, net ...............................              --               --              --       44,771,000
Conversion of mandatorily redeemable
convertible
preferred stock into common stock ...........              --               --              --       17,207,000
Exercise of stock options ...................              --               --              --          272,000
Issuance of common stock to chinadotcom .....              --               --              --        3,566,000
Pooling adjustment (see note 1) .............              --               --        (206,000)        (206,000)
                                                -------------    -------------   -------------    -------------
Balance as of December 31, 1998 .............        (345,000)              --     (40,735,000)      51,087,000
Net loss ....................................              --               --     (39,062,000)     (39,062,000)
Unrealized gain on marketable securities,
net of tax ..................................              --      194,790,000              --      194,790,000
                                                                                                  -------------
Comprehensive income ........................                                                       155,728,000
                                                                                                  -------------
Amortization of deferred stock compensation .         113,000               --              --          113,000
Exercise of stock options ...................              --               --              --        3,003,000
Issuance of warrants ........................              --               --              --        5,858,000
Gain on issuance of stock by subsidiary .....              --               --              --        2,271,000
Issuance of stock in secondary offering, net               --               --              --      100,466,000
Issuance of common stock for acquired .......              --               --              --       55,319,000
businesses
Investment in Shopnow.com ...................              --               --              --       23,646,000
Conversion of warrants into common stock ....              --               --              --          100,000
Stock compensation ..........................              --               --              --          200,000
                                                -------------    -------------   -------------    -------------
Balance as of December 31, 1999 .............   $    (232,000)   $ 194,790,000   $ (79,797,000)   $ 397,791,000
                                                =============    =============   =============    =============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                -----------------------------------------------
                                                                    1999             1998             1997
                                                                -------------    -------------    -------------
Cash flows from operating activities:
Net loss ....................................................   $ (39,062,000)   $ (25,157,000)   $  (6,313,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization ...............................       2,297,000          672,000          587,000
Amortization of debt discount ...............................              --          158,000           43,000
Write-off of property and equipment .........................              --               --          757,000
Write-off of acquired in-process technology .................              --        5,000,000               --
Accrued interest on notes ...................................              --           24,000           69,000
Provision for doubtful accounts and sales reserves ..........       2,415,000          702,000          185,000
Amortization of goodwill and other intangible assets ........      15,097,000        5,722,000               --
Amortization of partner agreements ..........................       1,596,000               --               --
Minority interest ...........................................        (979,000)              --               --
Non-cash compensation .......................................         559,000          569,000           32,000
Pooling adjustments (see note 1) ............................              --         (206,000)              --
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable .....................................     (26,565,000)      (6,781,000)        (108,000)
    Prepaid assets and other current assets .................      (1,239,000)        (439,000)         253,000
    Other assets ............................................        (289,000)        (166,000)          12,000
    Accounts payable ........................................      16,838,000        1,489,000          767,000
    Accrued liabilities .....................................       5,566,000        3,487,000          (51,000)
    Deferred revenue ........................................       1,742,000           38,000       (1,454,000)
                                                                -------------    -------------    -------------
      Net cash used in operating activities .................     (22,024,000)     (14,888,000)      (5,221,000)
                                                                -------------    -------------    -------------

Cash flows from investing activities:
Increase in intangible assets ...............................              --          (13,000)              --
Cash paid for acquisitions, net .............................      (7,028,000)      (1,491,000)              --
Capital expenditures ........................................     (18,622,000)      (1,486,000)         (76,000)
Cash paid for investments ...................................     (45,095,000)      (3,000,000)              --
                                                                -------------    -------------    -------------
      Net cash used in investing activities .................     (70,745,000)      (5,990,000)         (76,000)
                                                                -------------    -------------    -------------
Cash flows from financing activities:
Net proceeds from issuance of Mandatorily Redeemable Series A
  Preferred Stock ...........................................              --       10,060,000               --
Deferred offering costs .....................................              --         (321,000)        (111,000)
Proceeds from senior convertible notes payable-related
  parties ...................................................              --          150,000        2,500,000
Repayment of notes payable-related parties ..................        (593,000)        (296,000)              --
Proceeds from exercise of stock options and conversion of
  warrants ..................................................       1,762,000          272,000               --
Proceeds from issuance of preferred stock of subsidiary .....         105,000               --               --
Proceeds from issuance of common stock, net .................              --       44,771,000          526,000
Proceeds from secondary offering of common stock, net .......     100,466,000               --               --
Proceeds from issuance of convertible preferred stock, net ..              --               --          500,000
Payment of capital lease obligations ........................         (54,000)        (170,000)         (77,000)
(Payments)/proceeds from short-term borrowings ..............        (180,000)         340,000          233,000
                                                                -------------    -------------    -------------
    Net cash provided by financing activities ...............     101,506,000       54,806,000        3,571,000
                                                                -------------    -------------    -------------
    Net change in cash and cash equivalents .................       8,737,000       33,928,000       (1,726,000)
Cash and cash equivalents at beginning of period ............      34,049,000          121,000        1,847,000
                                                                -------------    -------------    -------------
Cash and cash equivalents at end of period ..................   $  42,786,000    $  34,049,000    $     121,000
                                                                =============    =============    =============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies

Summary of Operations

24/7 Media, Inc. ("24/7 Media" or the "Company") together with its subsidiaries is a provider of advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. During 1999, the Company operated in two principal lines of business: 24/7 Network and 24/7 Mail.

The 24/7 Network operates globally, with operations in the United States, Europe, Canada, Latin America, and, through the Company's partner, chinadotcom corporation ("chinadotcom"), the 24/7 Asia Network. 24/7 Mail has operations in the United States and Europe where the Company serves as list managers for permission-based email lists. The Company developed 24/7 Mail by combining Sift and ConsumerNet which were acquired in March 1999 and August 1999, respectively (see note 2).

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

Organization and Basis of Presentation

The Company was incorporated in Delaware on January 23, 1998 as a wholly owned subsidiary of Interactive Imaginations, Inc. On February 25, 1998, pursuant to an Agreement and Plan of Merger dated February 2, 1998, the Company simultaneously consummated the merger of each of Petry and Advercomm with and into the Company (the mergers, together with the concurrent investment of approximately $10.0 million by certain third party investors as well as with an existing investor of Interactive Imaginations, the "Initial Merger"). Effective February 25, 1998, 24/7 Media commenced operation of The 24/7 Network, a network of high profile Web sites to which advertisements are served. On April 9, 1998, Interactive Imaginations (24/7 Media's then parent) was merged with and into the Company in a manner similar to a pooling of interests.

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

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies - (Continued)

Principles of Consolidation

The Company's consolidated financial statements as of December 31, 1999 and 1998 and for the two years ended December 31, 1999 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). The Company's audited financial statements as of and for the year ended December 31, 1997 include the historical results of Interactive Imaginations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the leases.

Intangible Assets

Goodwill is estimated by management to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded goodwill is amortized on the straight-line basis over the estimated period of benefit, which is two to four years.

Intangible assets including trademarks and licenses are amortized using the straight-line method over the estimated useful lives of one to five years.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies - (Continued)

Capitalized Software

During 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP No. 98-1"). SOP No. 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 1999, the Company has capitalized approximately $11.3 million in connection with the 24/7 Connect ad serving system.

Investments

The Company accounts for investments in marketable equity securities in accordance with Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity (deficit). Equity investments in non-marketable equity securities of companies in which significant influence is not exercised are carried under the cost method.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity (deficit). Revenues, costs and expense denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was insignificant for the year ended December 31, 1999.

Revenue and Expense Recognition

The Company's network revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising The 24/7 Network. Revenues from advertising are recognized in the period the advertising impressions are delivered. The Company's email related revenues are derived principally from short-term delivery based agreements in which the Company delivers email list to advertisers and Web sites. Revenues are recognized as services are provided.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies - (Continued)

Third party Web sites that register Web pages with the Company's networks and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." The Company pays Affiliated Web sites a fee for providing advertising space to the Company's networks. The Company becomes obligated to make payments to such Affiliated Web sites, which have contracted to be part of the Company's networks, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

The Company also has agreement with various list owners in which the Company services its advertisers and other customers through the use of these lists. The royalties paid for the use of these email lists are also classified as cost of revenues.

At December 31, 1999 and December 31, 1998, accounts receivable included $7,754,000 and $3,510,000, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1998 to December 31, 1999 resulted from the increase in revenues generated during the fourth quarter of 1999. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of December 31, 1999 have been subsequently billed.

Barter Transactions

Prior to 1998, the Company traded advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses were recorded at the fair market value of services provided or received, whichever was more determinable in the circumstances. Revenue from barter transactions was recognized as income when advertisements were delivered on the Company's Web properties. Barter expense was recognized when the Company's advertisements were run on other companies' Web sites, which was typically in the same period when the barter revenue is recognized. Advertising barter revenues and expenses were approximately $83,000 in 1997. There were no barter transactions in 1999 or 1998.

Prior to 1999, the Company received payment for its advertising services in the form of goods that were used as prizes for the Riddler game site. Prize revenue and the corresponding prize expense were recorded at the estimated fair market value of the prizes received. Advertising prize revenues were approximately $86,000 and $196,000 for the years ended 1998 and 1997, respectively. There were no similar transactions in 1999.

Product Development Costs

Product development costs and enhancements to existing products are charged to operations as incurred.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies - (Continued)

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued.

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

Advertising Expenses

The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statements of operations and totaled $2,586,000, $1,394,000 and $181,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Comprehensive Income

Other comprehensive income is presented in the consolidated statement of stockholders' equity (deficit) and consists of unrealized gains of $194.8 million on available-for-sale securities , net of tax. There were no differences between the Company's comprehensive loss and its net loss for the years ended December 31, 1998 and 1997.

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, certain investments, accounts payable and accrued liabilities. At December 31, 1999 and 1998, the fair value of these instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. The Company has not experienced any significant credit losses to date.

No single Affiliated Web site accounted for a material portion of total revenues for the year ended December 31, 1999. For the year ended December 31, 1998, one Affiliated Web site accounted for approximately 13% of the Company's total revenue and for the year ended December 31, 1997 one customer accounted for approximately 10% of the company's revenues. The significant customer was different in 1998 and 1997. No single Affiliated Web site accounted for a material portion of the accounts receivable balance at December 31, 1999 or December 31, 1998. To date, accounts receivable have been derived from advertising fees billed to advertisers and Web sites. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for and within expectations.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(1) Summary of Operations and Significant Accounting Policies - (Continued)

Loss Per Share

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all common stock equivalents are anti-dilutive for each of the periods presented.
Diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997 does not include the effects of options to purchase 3,263,615, 1,674,002 and 423,421 shares of common stock, respectively; 3,306,685, 3,802,985 and 180,228 common stock warrants, respectively; 0, 0 and 395,360 shares of convertible preferred stock on an "as if" converted basis, respectively; 0, 0 and 767,575 shares of senior convertible notes payable on an "as if" converted basis, respectively; as the effect of their inclusion is anti-dilutive during each period.

Net loss applicable to common stockholders for the year ended December 31, 1998 has been increased to give effect to $276,000 of cumulative dividends on mandatorily redeemable convertible preferred stock through the date of its conversion into common stock in connection with the Company's IPO (see note 7).

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity" which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company has not yet determined the impact of this pronouncement on the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years consolidated financial statements to conform to the current year's presentation.

(2) Acquisitions and Investments in Affiliated Companies

Petry and Advercomm Acquisitions

On February 25, 1998, in connection with the Initial Merger, the Company acquired all of the outstanding stock of Petry and Advercomm in separate transactions in exchange for 2,623,591 and 1,705,334 shares of the Company's common stock. The fair value of each share of common stock issued was estimated to be $1.60, which was supported by an independent valuation of the Company's common stock as of February 25, 1998. The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The acquisitions have been primarily structured as tax free exchanges of stock; therefore, the differences between the recognized fair value of the acquired assets, including intangible assets, and their historical tax bases is not deductible for income tax purposes.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(2) Acquisitions and Investments in Affiliated Company - (Continued)

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

The Company's Class A, B, and C Warrants were determined to have a fair value of $0, $0, and $0.72 per share, respectively, using the Black-Scholes option pricing model and supported by an independent valuation of the Warrants issued in the transaction.

Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted into approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock -Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company. Total Mandatorily Redeemable Convertible Preferred Shares issued were 3,561,505 shares which converted into
0.2626 shares of the Company's common stock, or 935,269 shares of common stock in connection with the Company's IPO. Each shareholder of record of the Mandatorily Redeemable Convertible Shares had the right to cause the Company to redeem at the option of the shareholder all or part of the shareholder's outstanding shares by paying cash of $1.00 per share plus accrued dividends no later than the fifth anniversary of the original issue date. The convertible note payable was also converted into Mandatorily Redeemable Convertible Preferred Stock--Series A and detachable warrants were terminated as a result of the merger.

Additionally, the Company assumed 212,804 stock options for the purchase of common stock in accordance with the II Merger. The stock options have exercise prices ranging from $0.16 to $0.48, as defined in the II Merger Agreement, and expire in no more than 10 years.

The acquisition has been accounted for using the purchase method of accounting. Based upon an independent appraisal, $5,000,000 of the purchase price was allocated to in-process technology and was immediately charged to operations because such in-process technology had not reached the stage of technological feasibility at the acquisition dated and had no alternative future use. The fair value of the Company's equity securities issued as consideration for the Intelligent Interactions acquisition was determined based upon a number of factors, including the sale of 10,060,002 shares of Mandatorily Convertible Redeemable Preferred Stock-Series A on February 25, 1998 (excluding detachable warrants) for $10,060,002 in cash. The fair value of the Company's Mandatorily Convertible Redeemable Preferred Stock was estimated to be $1.06 per preferred share ($4.24 per common share on an as if converted basis) and its common stock at $4.00 per share. The higher fair value attributable to the Mandatorily Convertible Preferred Shares versus common shares is due to the convertible feature of the Preferred Shares.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(2) Acquisitions and Investments in Affiliated Company - (Continued)

CliqNow! Acquisition

As of June 1, 1998, the Company acquired the CliqNow! division of K2 Design, Inc., an Internet advertising network comprised of medium to large Web sites organized into eight topical channels, for $4,240,000, plus acquisition costs of $96,000, with $1,240,000 payable in cash and $3,000,000 payable in Series B Convertible Redeemable Preferred Stock ("Series B"). The Company issued 3,000 shares of Preferred Stock which, by its terms, automatically converted into 230,415 shares of common stock upon consummation of the IPO, at the IPO price per share, net of the underwriting discount, or $13.02 per share, which was deemed to be the fair value of the securities.

CardSecure Acquisition

On December 29, 1998, the Company acquired an initial 67% ownership stake (on an as converted basis) in CardSecure, Inc., a company which provides eCommerce enabling technology as well as Web site hosting services, through a $500,000 cash investment. Our investment in CardSecure was conveyed as part of the consideration for our investment in Shopnow.com (see note 4).

InterAd and Netbooking Acquisitions

On January 20, 1999, the Company invested $3.9 million in the aggregate to purchase a 60% interest in 24/7 Media Europe, Ltd. (formerly InterAd Holdings Limited), which operates The 24/7 Media Europe Network. Approximately $1.9 million was paid in cash to acquire shares directly from 24/7 Europe. The remaining balance included $1.2 million which was used to acquire shares from existing shareholders and $846,000 in cash which was subsequently used to repay a loan payable. On June 22, 1999, the Company made an additional investment of $500,000 in the common stock of 24/7 Media Europe.

In August of 1999, 24/7 Media Europe issued shares to acquire Netbooking, a Finnish Internet advertising company, which diluted the Company's investment in 24/7 Media Europe to 58% as of December 31, 1999.

Sift Acquisition

On March 8, 1999, 24/7 Media acquired Sift, Inc., a provider of email based direct marketing services, for approximately 763,000 shares of 24/7 Media's common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 100,000 shares of the Company's common stock.

The acquisition of Sift has been accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Sift. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(2) Acquisitions and Investments in Affiliated Company - (Continued)

                                                     Years Ended December 31,
                                                  ---------------------------
                                                     1998            1997
                                                  ------------    ------------
  Net revenues:
  24/7 Media ..................................   $ 19,863,000    $  3,148,000
  Sift ........................................      1,003,000          69,000
                                                  ------------    ------------
  Combined ....................................   $ 20,866,000    $  3,217,000
                                                  ============    ============

  Net loss attributable to common stockholders:
  24/7 Media ..................................   $(24,999,000)   $ (5,306,000)
  Sift ........................................       (434,000)     (1,007,000)
                                                  ------------    ------------
  Combined ....................................   $(25,433,000)   $ (6,313,000)
                                                  ============    ============

The Company has restated the results of operations for the years ended December 31, 1998 and 1997 by combining Sift's financial statements for the years ended August 31, 1998 and 1997 (Sift's fiscal year end) with 24/7 Media's consolidated financial statements for the years ended December 31, 1998 and 1997. The Company has restated the consolidated balance sheet as of December 31, 1998 to include 24/7 Media's balance sheet and Sift's balance sheet as of December 31, 1998. An adjustment has been made to stockholders' equity as of December 31, 1998 to record Sift's results of operations for Sift's quarter ended November 30, 1997 and one month ended December 31, 1998. The equity accounts of the separate entities were combined. As the common stock and additional paid in capital accounts of the combining enterprise exceeded the par value of the common stock issued in the business combination, the excess was added to our additional paid in capital. There were no significant transactions between the Company and Sift prior to the combination.

ClickThrough Acquisition

On July 26, 1999, the Company acquired ClickThrough Interactive ("ClickThrough"), a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of our subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of shares of our common stock at the option of the holders or the Company, of which 76,875 have been converted as of December 31, 1999.

ConsumerNet Acquisition

On August 17, 1999, the Company acquired Music Marketing Network Inc. d/b/a ConsumerNet ("ConsumerNet"), a leading provider of email marketing solutions. The aggregate purchase price of approximately $52.0 million consists of approximately 1.7 million shares of 24/7 Media common stock valued at approximately $47.0 million, $3.2 million in cash (including acquisition costs of $320,000) and the assumption of previously outstanding options. The fair value of the options of approximately $1.8 million was determined using the Black-Scholes option pricing model.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

Summary

Each of the Company's acquisitions, except for Sift, has been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition dates. The historical carrying amounts of such assets and liabilities approximated their fair values. The following summarizes the purchase price allocation for each of the acquisitions:

                                               Net Tangible    In - Process                     Useful
                                Acquisition       Assets       Research and     Intangibles/     Life
Acquired Entity                    Costs       (Liabilities)   Development        Goodwill    (in years)
                                ------------   -------------   ------------     ------------  ----------
Year Ended December 31, 1998:
Petry .......................   $  4,293,000    $ (1,635,000)   $         --    $  5,928,000       2
Advercomm ...................      2,791,000          85,000              --       2,706,000       2
Intelligent Interactions ....      7,671,000        (154,000)      5,000,000       2,825,000       2
CliqNow! ....................      4,336,000         160,000              --       4,176,000       2
Card Secure .................        500,000        (522,000)             --       1,022,000       3
                                ------------    ------------    ----------     ------------
                                $ 19,591,000    $ (2,066,000)   $  5,000,000   $ 16,657,000
                                ============    ============    ============   ============

Year Ended December 31, 1999:
InterAd (24/7 Media Europe) .   $  1,991,000    $   (725,000)   $         --    $  2,716,000       4
Less: Sale of Card Secure ...       (500,000)        522,000              --      (1,022,000)      3
ClickThrough ................      5,875,000         (69,000)             --       5,944,000       3
ConsumerNet .................     52,043,000      (1,015,000)             --      53,058,000       4
Netbookings .................      5,748,000          26,000              --       5,722,000       3
                                ------------    ------------    ----------     ------------
                                $ 65,157,000    $ (1,261,000)   $         --   $ 66,418,000
                                ============    ============    ============   ============

The following unaudited pro forma consolidated amounts give effect to the acquisitions as if each acquisition occurred on January 1, 1998, or date of inception, if later, by consolidating the results of operations of the acquired entities with the results of the Company for years ended December 31, 1999 and 1998.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                    Year Ended      Year Ended
                                                    December 31,   December 31,
                                                       1999             1998
                                                   ------------    ------------
Total revenues .............................       $ 93,469,000    $ 27,763,000
Net loss ...................................        (52,282,000)    (50,460,000)
Net loss attributable to common shareholders        (52,282,000)    (50,839,000)
Net loss per common share ..................       $      (2.48)   $      (3.93)
Weighted average common shares used in
net loss per share calculation (1) .........         21,090,238      12,942,354

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(2) Acquisitions and Investments in Affiliated Company - (Continued)

(1) The weighted average common shares used to compute pro forma basic net loss per common share includes the actual weighted average common shares outstanding for the historical years ended December 31, 1999 and 1998, plus the common shares issued in connection with each of the acquisitions as if each acquisition occurred on January 1, 1998. The common stock issued in connection with the acquisition of each of the acquired companies were as follows: Petry - 2,623,591 shares; Advercomm - 1,705,334 shares (based on the February 1, 1998 date of inception of operations); Intelligent Interactions - 949,242 shares; ClickThrough - 76,875 shares; ConsumerNet - 1,738,330 shares; and Netbooking - 41,667 shares. There were no common shares issued in connection with the acquisition of InterAd.

(3) Balance Sheet Components

Prepaid Expenses and Other Current Assets

                                                           December 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Prepaid list rental .........................      $2,200,000      $       --
Other non-trade receivables .................       1,341,000              --
Prepaid insurance ...........................         341,000         146,000
Prepaid operating lease .....................         275,000         101,000
Other prepaid expenses ......................         689,000         303,000
                                                   ----------      ----------
                                                   $4,846,000      $  550,000
                                                   ==========      ==========

Property and Equipment, Net

                                                           December 31,
                                                   --------------------------
                                                      1999            1998
                                                   -----------    -----------
Computer equipment ..........................      $ 8,224,000    $ 3,067,000
Ad serving system ...........................       11,306,000             --
Furniture and fixtures ......................        1,529,000        261,000
Leasehold improvements ......................        1,454,000        208,000
                                                   -----------    -----------
                                                    22,513,000      3,536,000
Less accumulated depreciation and amortization      (3,918,000)    (1,437,000)
                                                   -----------    -----------
                                                   $18,595,000    $ 2,099,000
                                                   ===========    ===========

At December 31, 1999 and 1998, computer equipment includes equipment with a cost of $159,000 and $116,000, respectively, acquired under a capital lease (see note
12). The net book value of the related equipment at December 31, 1999 and 1998 is $123,000 and $105,000, respectively.

Intangible Assets, Net

                                                           December 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Goodwill and other intangible assets.........     $ 83,075,000    $ 16,657,000
Less accumulated amortization ...............      (20,677,000)     (5,722,000)
                                                  ------------    ------------
                                                  $ 62,398,000    $ 10,935,000
                                                  ============    ============

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(3) Balance Sheet Components - (Continued)

Accrued Liabilities

                                                            December 31,
                                                     ---------------------------
                                                         1999            1998
                                                     -----------     -----------
Incentives, commissions and expenses (1) .......     $ 5,000,000     $ 2,739,000
Affiliate fees .................................       2,231,000         464,000
Accrued list rental fee ........................       1,800,000              --
Accrued managed list commissions ...............         946,000              --
Professional fees ..............................         903,000         479,000
Accrued ad management fees .....................         801,000         406,000
Accrued advertising ............................         293,000              --
Rent and lease obligations .....................         203,000         282,000
Accrued taxes ..................................         294,000              --
Accrued other ..................................       1,404,000         831,000
                                                     -----------     -----------
                                                     $13,875,000     $ 5,201,000
                                                     ===========     ===========

(1) Incentives, commissions and expenses include commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by those employees. All such balances as of December 31, 1999 and 1998 have been subsequently paid.

(4) Investments

On December 30, 1998, the Company acquired a 10% equity interest, in chinadotcom by issuing 203,851 shares of the Company's common stock, valued at approximately $6.6 million, plus $3 million in cash. In July 1999, the Company purchased an additional 450,000 shares for $9.0 million. In July 1999, chinadotcom completed its initial public offering. Accordingly, the Company's investment in chinadotcom was reclassified as an available-for-sale security and is reflected at its fair market value from that date.

On April 5, 1999, the Company entered into a securities purchase agreement with ShopNow.com. Pursuant to this agreement, 24/7 Media acquired approximately 18% of ShopNow.com in exchange for consideration of $5.1 million in cash, 476,410 shares of 24/7 Media's common stock with a value equal to $23.6 million and 24/7 Media's investment in CardSecure. In September 1999, ShopNow.com completed its initial public offering. Accordingly, the Company's investment in Shopnow.com was reclassified as an available-for-sale security and is reflected at its fair value from that date.

On September 13, 1999, the Company acquired a 5.9% interest in Naviant, Inc. ("Naviant") for approximately $5.0 million. The Company's investment in Naviant is accounted for under the cost method of accounting.

On December 16, 1999, the Company acquired a less than 10% interest in idealab!, Inc. and accordingly the investment is accounted for under the cost method of accounting.

The fair value of the available-for-sale marketable securities is based on the quoted market values as of December 31, 1999 as reported on NASDAQ. Such values reflect an unrealized gain of $290.4 million ($194.8 million after tax).

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(4) Investments - (Continued)

Investments at December 31, 1999 and 1998 are comprised of:

                                                         1999           1998
                                                     ------------   ------------
Available-for-sale securities, at fair values ....   $335,630,000   $         --
Investments, at cost .............................     31,000,000      6,566,000
                                                     ------------   ------------

Total ............................................   $366,630,000   $  6,566,000
                                                     ============   ============

(5) Income Taxes

The following is a breakdown of the Company's source of loss for income tax purposes:

                                       Years Ended December 31,
                             --------------------------------------------------
                                 1999               1998               1997
                             ------------       ------------       ------------
U.S. loss .............      $(28,932,000)      $(25,157,000)      $ (6,313,000)
Foreign loss ..........       (10,130,000)                --                 --
                             ------------       ------------       ------------
                             $(39,062,000)      $(25,157,000)      $ (6,313,000)
                             ============       ============       ============

At December 31, 1999, the Company had approximately $56.2 million of US and $8 million of foreign net operating loss carryforwards. Such carryforwards expire in various years through 2019. As a result of various equity transactions during 1999, 1998 and 1997, management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of approximately $24.8 million of the net operating loss carryforwards is substantially limited.

In connection with the unrealized gain on the chinadotcom and ShopNow.com investments reflected as a separate component of stockholders' equity (deficit) pursuant to SFAS 115 (see note 4), it is considered more likely than not that $11.3 million of the net operating loss carryforward at December 31, 1998 will be realized. As a result, the portion of the valuation allowance relating to the net deferred tax asset associated with this amount has been released, with the effects netted against the SFAS 115 gain. Similarly, a deferred tax asset was recognized for a $20.1 million net operating loss incurred in 1999, with the benefit netted against the SFAS 115 gain.

The valuation allowance of $14.8 million is principally comprised of the foreign net operating loss and the portion of the US net operating loss that is limited pursuant to Section 382 of the Internal Revenue Code. Management believes that based on all available evidence, it is more likely than not that these portions of the deferred tax assets will not be realized.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(5) Income Taxes - (Continued)

                                                               1999             1998
                                                          -------------    -------------
Deferred tax assets:
  Net operating loss carryforward .....................   $  23,849,000    $  14,854,000
    Deferred revenue ..................................         252,000           23,000
    Reserve for sales allowance .......................         397,000          165,000
    Accounts receivable principally due to allowance
      for doubtful accounts ...........................         361,000          121,000
    Amortization of goodwill and other intangibles ....       1,091,000          482,000
    Accrued compensation ..............................         691,000          290,000
Other .................................................          20,000           77,000
                                                          -------------    -------------

Gross deferred tax assets .............................      26,661,000       16,012,000
Less:  valuation allowance ............................     (11,917,000)     (15,831,000)
                                                          -------------    -------------
    Net deferred tax assets ...........................      14,744,000          181,000
                                                          -------------    -------------
Deferred tax liabilities:
    Unrealized gain on marketable securities ..........    (110,370,000)              --
    Plant and equipment, principally due to differences
      in depreciation .................................         (23,000)        (181,000)
    Other .............................................          (7,000)              --
                                                          -------------    -------------

    Gross deferred tax liabilities ....................   $ (95,656,000)   $          --
                                                          =============    =============

(6) Debt Instruments

Senior Convertible Notes Payable - Related Parties

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

The notes were convertible into common stock at conversion prices, as defined in the original note agreements, ranging from $1.60 to $11.48 per share upon occurrence of certain events, subject to anti-dilution provisions. The original conversion price for the $1,500,000 of notes issued prior to September 1, 1997 was $11.48 per share. The $1,000,000 of notes issued between September 1, 1997 and December 31, 1997 had a $1.60 per share conversion rate. The conversion prices were determined by negotiations among the parties. On December 22, 1997, $94,000 of the notes, including interest thereon, were converted into 59,184 shares of common stock at $1.60 per share. During 1997, the Company recorded $43,000 of interest expense in connection with the amortization of the debt discount and conversion of the aforementioned notes.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(6) Debt Instruments - (Continued)

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

In connection with the Securities Purchase Agreement and the Merger, $2,056,000 of the Senior Convertible Notes Payable - Related Parties, plus accrued interest thereon, were converted into 750,586 shares of common stock, and approximately $500,000 of such notes, plus accrued interest thereon, were converted into 77,450 shares of Common stock. With regard to the $1,500,000 of notes issued prior to September 1, 1997, the original conversion price of $11.48 per share was adjusted to $8.36 per share under the anti-dilution provisions triggered by the subsequent financings at lower conversion prices per share.

Additionally, in accordance with the terms and conditions of the Securities Purchase Agreement (which terms and conditions were determined by negotiations among the various parties to the agreement), 177,679 warrants were exchanged for 99,119 shares of common stock.

Loan Payable-Related Party

The Company had a note payable to a stockholder of $593,000 as of December 31, 1998. The loan was payable upon demand, and interest was charged at prime plus 2%. The loan was subsequently repaid in full in March 1999.

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

Short-Term Borrowings

In May 1998, the Company secured a line of credit up to an amount of $200,000 bearing interest at 8.0% and secured by the Company's assets. The line was repaid in May 1999.

(7) Equity Instruments

Warrants

On April 9, 1997, the Company granted warrants to a consultant to purchase 4,375 of the Company's common Shares at an exercise price of $49.72 per share. The fair value, using a Black-Scholes Option Model, of the warrants was deemed insignificant on the date of grant.

In connection with the issuance of Senior Convertible Notes Payable - Related Parties, warrants to purchase 169,316 common shares, at prices ranging from $1.60 to $11.48, were outstanding as of December 31, 1997 and such warrants expire no later than three years from the date of issuance. The Company recorded the fair value of the warrants as original issue debt discount.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(7) Equity Instruments - (Continued)

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

In March 1999, the Company issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on NBC Network television stations and their associated Web sites at the local market level. In October 1999, 24/7 Media issued warrants to purchase up to 150,000 shares of the Company's common stock to AT&T WorldNet Service as part of a 15-month extension, plus a one-year renewal option of the current strategic agreement (see note 9).

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(7) Equity Instruments - (Continued)

Warrant activity during the periods indicated is as follows:

                                                                         Weighted
                                                                     Average Exercise
                                                         Warrants          Price
                                                        ---------    ----------------
Outstanding at December 31, 1996 ..............             6,533         $11.48
Granted .......................................           173,695           3.56
Exercised .....................................                --             --
Canceled ......................................                --             --
                                                        ---------        --------
Outstanding at December 31, 1997 ..............           180,228           3.84
Granted .......................................         3,985,595           8.35
Exercised .....................................          (362,838)          6.21
Canceled ......................................                --             --
                                                        ---------        --------
Outstanding at December 31, 1998 ..............         3,802,985           8.32
Granted .......................................           300,000          29.44
Exercised .....................................          (796,300)          4.54
Canceled ......................................                --             --
                                                        ---------        --------
Outstanding at December 31, 1999 ..............         3,306,685         $11.17
                                                        =========        ========

Warrants generally expire five years from the date of grant.

Reverse Stock Split

On July 20, 1998, the Company effected a 1-for-4 reverse stock split. Accordingly, all references in the financial statements to the number of shares of common stock and to per share amounts have been restated to reflect these changes.

Common Stock

As part of an employment agreement, an officer of the Company was given approximately 12,500 shares of common stock which were to be issued pro rata on a monthly basis, over a three-year period beginning in July 1996, as additional compensation. On October 31, 1997, the officer signed a termination agreement with the Company whereby the officer received the remaining 8,333 of the 12,500 Shares. The Company recorded compensation expense at the time of each issuance of common stock based upon the Company's estimate of the fair value using the conversion rates of the Company's most recent issuance of convertible debt. The fair market value of the Shares issued at the date of each issuance was approximately $11.48 per share in 1996 and $11.48 per share for issuances prior to September 1, 1997 and $1.60 per share for issuances between September 1, 1997 and October 31, 1997. As a result, for the year ended December 31, 1997, the Company recorded compensation expense of $32,000.

In February 1998, the Company awarded to the President 56,250 shares of restricted common stock which were granted at the fair market value of the Company's common stock of $1.60 per share as determined by an independent appraisal of the Company's common stock in connection with the Initial Merger. In connection with this issuance, the Company is recognizing compensation expense of $90,000 ratably over the three-year vesting period. For the years ended December 31, 1999 and 1998, the Company recognized $30,000 and $25,000 in compensation expense, respectively.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(7) Equity Instruments - (Continued)

In August 1998, the Company completed an offering of 3,550,000 shares of its common stock, par value $.01 per share, in an initial public offering at an offering price of $14.00 per share. Net proceeds to the Company from this initial public offering totaled $44.8 million, after offering costs of $1.4 million.

On May 3, 1999, the Company completed a secondary offering of the Company's common stock. In this offering, the Company sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds for the sale of primary shares was approximately $100.5 million.

The Company also issued shares of common stock as part of the purchase price for various acquisitions and investments as discussed in Notes 2 and 4, respectively.

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

As of December 31, 1997, the 158,144 issued and outstanding preferred shares were convertible into 395,360 common shares, respectively.

The Preferred Shares, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company were entitled to receive an amount equal to $28.70 per share, to be paid out of the assets of the Company available for distribution before any such payments were to be made on any shares of the Company's common hares or any other capital stock of the Company other than the Preferred Shares, plus any declared and unpaid dividends.

The Preferred Shares were subject to mandatory conversion, and would automatically convert into common shares, as noted above. On February 25, 1998, in accordance with the terms and conditions of the Securities Purchase Agreement, all 158,144 issued and outstanding Preferred Shares were converted into 542,908 common shares, after giving effect to anti-dilution provisions.

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

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(7) Equity Instruments - (Continued)

After giving effect to the Securities Purchase Agreement, including the Merger, the capital stock of the Company consisted of: (i) 100,000,000 common shares, of which 6,870,300 shares were issued and outstanding, 2,641,808 shares were reserved for issuance upon conversion of issued and outstanding Mandatorily Redeemable Convertible Preferred Stock or "Series A," 1,320,904 shares were reserved for issuance upon exercise of issued and outstanding Class A Warrants, 1,320,904 shares were reserved for issuance upon exercise of issued and outstanding Class B Warrants, 643,750 were reserved for issuance upon exercise of issued and outstanding Class C Warrants, 35,609 were reserved for issuance upon exercise of issued and outstanding unclassified warrants, 62,757 (subject to adjustment) were reserved for issuance upon exercise of outstanding convertible debentures, and 1,437,500 shares were reserved for issuance to key employees, officers and directors of, and consultants to, the Company under stock incentives that had been granted or were available for grant by the Company pursuant to the 1998 Stock Incentive Plan; and (ii) 30,000,000 preferred shares, of which 10,060,002 were outstanding, all of which were designated as Mandatorily Redeemable Convertible Preferred Stock or Series A shares, all of which were in a private placement.

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

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(7) Equity Instruments - (Continued)

Shares Reserved for Future Issuance

Shares reserved for future issuance as of December 31, 1999 are as follows:

                                                                      Reserved
                                                                       Shares
                                                                      ---------
Reserved for issued and outstanding Class A Warrants                  1,458,406
Reserved for issued and outstanding Class B Warrants                  1,458,406
Reserved for issued and outstanding Class C Warrants                     89,873
Reserved for issued and outstanding unclassified warrants               300,000
Reserved for stock incentives under the 1998 Stock Incentive Plan     5,133,400

(8) Stock Option Plan

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

A maximum of 5,924,979 shares of common stock may be issued or used for reference purposes pursuant to the Plan. The maximum number of shares of common stock subject to each of stock options or stock appreciation rights that may be granted to any individual under the Plan is 250,000 for each fiscal year during the term of the Plan. If a stock appreciation right is granted in tandem with a stock option, it shall be applied against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Plan.

The Company applies APB Opinion No. 25 in accounting for its Plan. The Company recorded a deferred compensation charge of approximately $332,000 in the second quarter of 1998 in connection with the grant of stock options to employees, representing the difference between the deemed fair value of the Company's common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a deduction from of stockholders' equity (deficit) and amortized to expense over the vesting period of the applicable options, generally four years. The Company granted such options at a weighted average exercise price of $5.74 per share. Amortization of deferred stock compensation is recorded in general and administrative expense in the consolidated statement of operations.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $22.21, $4.44 and $1.60, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions:
1999 - risk-free interest rate 6.58%, and an expected life of 2 years or 4 years, depending on the option grant; 1998 - risk-free interest rate 5.20%, and an expected life of 4 years; and 1997 - risk-free interest rate 5.64%, and an expected life of 2 years. As permitted under the provision of SFAS No. 123, and based on the historical lack of a public market for the Company's options,

(8)  Stock Option Plan - (Continued)

no volatility was reflected in the options pricing calculation for options granted prior to the IPO. For option grants in 1998 subsequent to the Company's August 1998 IPO, a volatility factor of 150% was used. For option grants in 1999, a volatility factor of 99% was used for 4-year grants and 101% for 2-year grants.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common stockholders would have been reduced to the pro forma amounts indicated below:

                                                      1999              1998             1997
                                                --------------    --------------   --------------
Net loss attributable to common stockholders:
  As reported ................................  $  (39,062,000)      (25,433,000)      (6,313,000)
  Pro forma ..................................  $  (52,003,000)      (25,807,000)      (6,330,000)
Net loss per common share:
  As reported ................................  $        (1.96)            (2.48)           (3.50)
  Pro forma ..................................  $        (2.60)            (2.52)           (3.51)

Stock option activity during the periods indicated is as follows:

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

                                                                      Weighted Average
                                                            Options    Exercise Price
                                                          ----------  ----------------
Outstanding at December 31, 1996 ....................        115,939      $ 6.75
Granted .............................................        330,265        1.38
Exercised ...........................................             --          --
Canceled ............................................        (22,783)       6.44
                                                         -----------     --------

Outstanding at December 31, 1997 ....................        423,421        2.58
Granted .............................................      1,469,046        6.82
Exercised ...........................................       (106,108)       2.57
Canceled ............................................       (112,357)       2.87
                                                         -----------     --------

Outstanding at December 31, 1998 ....................      1,674,002        6.28
Granted .............................................      2,659,791       32.18
Exercised ...........................................       (631,221)       4.85
Canceled ............................................       (438,957)      18.43
                                                         -----------     --------

Outstanding at December 31, 1999 (a) ................      3,263,615      $25.85
                                                         ===========     ========

Vested at December 31, 1998 .........................        224,641      $ 1.42
                                                         ===========     ========

Vested at December 31, 1999 .........................        517,891      $19.20
                                                         ===========     ========

Options available for grant at December 31, 1999 ....      2,661,364
                                                         ===========

(a) During 1999, the total number of options under the 1998 Stock Incentive Plan was increased to 5,750,000. The merger with Sift and the acquisition of ConsumerNet further increased the total available options by 99,845 and 77,134, respectively.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Weighted                         Weighted         Weighted
   Range of                              Average                          Average          Average
   Exercise           Number            Remaining          Exercise        Number          Exercise
    Prices         Outstanding       Contractual Life        Price      Exerciseable        Price
    ------         -----------       ----------------        -----      ------------        -----
$    40-6.94         713,437             1.0 years         $  4.64         108,405       $    1.20
  7.57-17.75         117,811                   2.1           10.86          29,825            5.89
 18.94-34.25       1,832,167                   1.7           28.93         379,661           25.39
 34.50-64.44         600,200                   3.4           44.61              --              --
                 -----------             ---------         -------     -----------       ---------
                   3,263,615                   1.9         $ 25.85         517,891       $   19.20
                 ===========             =========         =======     ===========       =========

(9) Significant Contracts

SegaSoft

In November 1996, the Company entered into an agreement with SegaSoft to license the rights to its registration-driven ad targeting software. The contract term was for two years from the earlier of the first commercial use of SegaSoft's Heat Network or August 1, 1997. The Company accounted for the SegaSoft agreement in accordance with Statement of Position 91-1, "Software Revenue Recognition." The Company received license fees of $1,800,000, of which $1,200,000 was received by December 31, 1996. In addition, the Company received a $300,000 non-refundable consulting retainer fee in November 1996. This fee, plus an additional $100,000 credit, was applied against consulting service fees for design modifications to the software for the SegaSoft Heat Network, which were recognized as revenues as services were performed. The Company accounted for the majority of the license fee, or $1,300,000, as performance occurred over the period during which the licensed software was transferred to SegaSoft and modified to perform to SegaSoft's specifications. The period in which the fees associated with software license transfer and consulting services both commenced in November 1996 and concluded in August 1997. For the year ended December 31, 1997, the Company recorded approximately $1,681,000 in revenue; the cost of sales associated with the Segasoft consulting and license fee was $57,000.

During 1996, the Company entered into an agreement with SegaSoft for advertising on The ContentZone and/or Riddler.com. The term of the contract was for one year from the date of signing. The Company received a prepayment in full for $540,000 in 1996. Revenue from the agreement was recognized ratably over the terms of the contract. For the year ended December 31, 1997, the Company recorded $326,000 in revenue.

Microsoft

During 1996, the Company entered into an agreement with Microsoft Corporation for advertising on The ContentZone. The term of the contract was for one year from the date of signing. The Company received a prepayment in full for $150,000 in 1996. Revenue from the agreement was recognized ratably over the terms of the contract. For the years ended December 31, 1997, the Company recorded $75,000 in revenue.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(9) Significant Contracts - (Continued)

Fleet

On April 30, 1999, the Company entered into a co-branded credit card agreement with Fleet Credit Card Services, L.P. ("Fleet"), whereby the Company is working jointly with Fleet to develop and market Fleet products and services and to solicit applications from Internet users. The agreement calls for advance payments by Fleet of approximately $32 million over a five-year period subject to our Company providing a guaranteed minimum level of impressions as set forth in the agreement.

NBC

In March 1999, the Company signed an exclusive agreement with NBC-Interactive Neighborhood (NBC-IN) that allows us to sell advertising on NBC network television stations and their associated Web sites at the local market level in exchange for services to be provided by the Company. As part of this agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of our common stock for $26.05 per share. These warrants vest and expire as follows:
(1) between March 11, 1999 and March 11, 2002, NBC shall have the right to purchase 75,000 shares at $26.05 per share; and (2) the remaining 75,000 shares covered by this warrant will vest in eighteen increments of approximately 4,167 shares each on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. With respect to each 4,167 share increment, NBC's right to purchase such shares will expire three years after the vesting date. In the event that NBC terminates the agreement, the portion of the shares that have not vested as of such termination date shall immediately expire. The 150,000 warrants to acquire common stock that were issued to NBC were valued at $3.6 million using a Black-Scholes pricing model, based on the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected life of 5 years and volatility of 150%. The value of this contract is reflected in our balance sheet under partner agreement and is amortized using the straight-line method over the life of the three-year contract.

AT&T

On October 1, 1999, an agreement was reached with AT&T WorldNet to extend the current strategic marketing arrangement. The new agreement includes banner advertising services, email campaigns and other marketing promotion services for a term of one year with an optional one year extension. The Company issued warrants to purchase 150,000 shares of our common stock in connection with the agreement. The warrants vest upon attaining certain revenue targets and the extension of the contract. The fair value of the warrants relating to the initial term of the agreement for the purchase of 75,000 shares were valued at approximately $2.0 million based on an independent valuation. Due to the nature of the agreement, these warrants will be revalued each month based on the Company's share price. A ratable portion of the warrants will be expensed, as applicable, with the offset to additional paid in capital. The expense due to the revaluation was approximately $246,000 in 1999. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 6%, dividend yield of 0%, expected life of 4.3 years and volatility of 90%. Because the vesting of the second warrants to purchase 75,000 shares is dependent upon the extension of the original term and no obligation exists for either party to extend the agreement, no value has been recorded.

FastWeb

Effective December 1, 1999 the Company entered into an agreement with FastWeb relating to the management and marketing of FastWeb's opt-in email database. The initial term of the contract is for one year ending November 30, 2000. The Company is obligated to make four quarterly payments of $600,000 plus a royalty for revenues exceeding certain thresholds relating to the use of FastWeb's database. The Company recorded $200,000 in expense during 1999 relating to this contract.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(10) Supplemental Cash Flow Information

Supplemental disclosure of cash flow information

During 1999, 1998 and 1997, the amount of cash paid for interest was $68,000, $4,000 and $1,000, respectively.

Non-cash financing activities

Warrants to purchase 625,000 shares of our common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of our common stock in a cashless exercise of warrants. During September 1999, warrants to purchase 134,382 shares of our common stock at prices ranging from $3.81 to $11.42 were exchanged in a cashless exercise for 101,074 shares of our common stock

During 1998, the Company issued an aggregate of 5,278,167 shares of common stock, 3,561,505 Series A Shares, 3,000 Series B Shares, 265,212 Class A Warrants, 265,212 Class B Warrants and 136,553 Class C Warrants in connection with the Acquisitions.

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

During 1997, the Company converted $94,000 of senior convertible notes and a $125,000 convertible promissory note into common stock.

(11) 401(k) Plan

The Company established a 401(k) Plan on January 1, 1999, that is available to all employees after six months of employment. Employees may contribute up to 20% percent of their salary and the Company does not currently match employee contributions. The only expense the Company incurred in 1999 related to the 401(k) Plan was for administrative services, which were not material.

(12) Commitments and Contingencies

Commitments

The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, the Company's sales offices and various types of equipment for varying periods of time, with the last lease expiring in August 2007. Rent expense from all operating leases amounted to $2,950,000, $775,000 and $238,000 for the years ended 1999, 1998 and 1997, respectively.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(12) Commitments and Contingencies - (Continued)

Future minimum payments under noncancelable operating leases and capital leases at December 31, 1999 are as follows:

Year Ending December 31,                  Operating Leases       Capital Leases
------------------------                  ----------------       --------------
2000 ....................................     4,390,000               52,000
2001 ....................................     4,086,000                7,000
2002 ....................................     3,502,000                6,000
2003 ....................................     2,646,000                    -
2004 ....................................     2,427,000                    -
Thereafter ..............................     5,766,000                    -
                                           ------------             --------
Total minimum lease payments ............  $ 22,817,000               65,000
                                           ============
Less amount representing interest .......                              3,000
                                                                    ========
Present value of minimum lease payments .                             62,000
Less current portion ....................                             49,000
                                                                    ========
Long-term portion .......................                           $ 13,000
                                                                    ========

The Company entered into a Consulting Agreement, dated as of January 1, 1998 with Neterprises, Inc. ("Consulting Agreement"), pursuant to which Mr. Paolucci, President and sole stockholder of Neterprises, Inc., and at that time a director of the Company, agreed to provide management and consulting services to Interactive Imaginations for a term of up to one year in connection with the identification and evaluation of potential strategic relationships and potential acquisition targets. In return for such services, Mr. Paolucci received a lump sum payment of $180,000 and a monthly fee of $12,500. This agreement was not renewed in 1999.

The Company's ad serving software and hardware are housed at GlobalCenter, Inc in Virginia and New York. The agreement with GlobalCenter provides for Internet connectivity services, the lease of certain hardware, the licensing of certain software, and the lease of secure space to store and operate such equipment. Service orders in place under this agreement, which expire in May 2000, require monthly payments of approximately $48,000.

The Company has various employment agreements with employees that range up to two years and the aggregate salaries of which are approximately $1.2 million.

Contingencies

Certain of the Company's affiliate agreements contain guarantee provisions, all of which management estimates will be met, resulting in no additional liabilities.

Litigation

In December 1999, DoubleClick, Inc. ("DoubleClick") filed a patent infringement lawsuit against Sabela Media, Inc., which was acquired in January 2000 (see note
15). The suit alleges that Sabela is infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. This case is in the early stages of discovery.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(12) Commitments and Contingencies - (Continued)

Management believes the Company has meritorious defenses to this lawsuit and intends to defend against it vigorously.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity. During 1997, the Company successfully defended claims against the Company; however, legal costs incurred in connection with such claims amounted to $232,000.

(13) Segments

The Company's business is comprised of network sales and email services. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to the web sites. The revenue related to the email segment of the business is comprised of email service bureau, newsletters, and marketing services to target online users compiled by list management. The company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                          Network           Mail            Total
                                       -------------    ------------    -------------
1999
Revenues ...........................   $  81,158,000    $  8,853,000    $  90,011,000
Segment loss .......................     (33,513,000)     (5,549,000)     (39,062,000)
Total assets .......................     476,939,000      57,073,000      534,012,000
Amortization of goodwill
  and other intangible assets ......      10,127,000       4,970,000       15,097,000

1998
Revenues (1) .......................   $  19,744,000    $  1,003,000    $  20,866,000
Segment loss (1) ...................     (24,999,000)       (434,000)     (25,433,000)
Total assets .......................       1,121,000         342,000        1,463,000
Amortization of goodwill
  and other intangible assets ......       5,722,000              --        5,722,000

1997
Revenues (1) .......................   $   1,467,000    $     69,000    $   3,217,000
Segment loss (1) ...................      (5,249,000)     (1,007,000)      (6,313,000)
Total assets .......................      62,684,000         424,000       63,108,000
Amortization of goodwill
  and other intangible assets ......              --              --               --

(1) Included in the 1998 and 1997 total columns is $119,000 and $1,681,000, respectively, in consulting revenues and $0 and $57,000, respectively, in cost of goods sold (see note 9). This amount is not included in the network or e-mail segment columns.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(13) Segments - (Continued)

Prior to 1999, the Company operated only in the United States. In 1999, the Company acquired subsidiaries in Canada and Europe, which operate as part of the global network business. Revenue and long-lived asset information by geographic area as of and for the year ended December 31, 1999 is as follows:

                                       US          International       Total
                                  -------------    -------------   -------------
1999
Revenues ......................   $  83,214,000    $  6,797,000    $  90,011,000
Long-lived assets .............     439,359,000      13,017,000      452,376,000

(14) Selected Quarterly Financial Data - Unaudited

The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 1998:

                                                                       1999 Quarter Ended
                                                    ------------------------------------------------------------
                                                      March 31        June 30       September 30     December 31
                                                    ------------    ------------    ------------    ------------
Revenues .........................................  $ 11,450,000    $ 17,155,000    $ 24,313,000    $ 37,093,000
Operating loss ...................................    (7,532,000)     (8,023,000)    (12,702,000)    (14,809,000)
Net loss attributable to common stockholders .....    (7,244,000)     (7,163,000)    (11,668,000)    (12,987,000)
Net loss per common share - basic and diluted ....         (0.42)          (0.37)          (0.55)          (0.58)

                                                                       1998 Quarter Ended
                                                    ------------------------------------------------------------
                                                      March 31        June 30       September 30     December 31
                                                    ------------    ------------    ------------    ------------
Revenues                                            $ 1,204,000     $ 3,971,000     $ 5,807,000      $ 9,884,000
Operating loss                                       (2,224,000)     (9,972,000)     (6,221,000)      (7,316,000)
Net loss                                             (2,412,000)     (9,961,000)     (6,002,000)      (6,782,000)
Cumulative dividends on mandatorily redeemable
  convertible preferred stock                           (34,000)       (152,000)        (90,000)               -
Net loss attributable to common stockholders         (2,446,000)    (10,113,000)     (6,092,000)      (6,782,000)
Net loss per common share - basic and diluted           $ (0.64)        $ (1.17)        $ (0.49)         $ (0.42)

(15) Subsequent Events - Unaudited

On January 1, 2000, the Company acquired the remaining interest in 24/7 Media Europe through the conversion of a loan payable and issuance of common stock.

On January 10, 2000, the Company acquired all of the outstanding common stock of IMAKE Software and Services, Inc. and Sabela Media, Inc. in separate stock-for-stock transactions. The two companies provide 24/7 Media, Inc. with improved ad-serving capabilities and other enhanced technology capabilities. The combined value of the two acquisitions is approximately $150 million. Both acquisitions will be accounted for by the purchase method of accounting.

On January 18, 2000, the Company issued approximately 800,000 stock options at fair the market value on the date of grant to employees of the Company. In addition, the Company issued 31,000 shares of common stock to employees of the Company.

                                24/7 MEDIA, INC.

                           DECEMBER 31, 1999 AND 1998

(15) Subsequent Events - Unaudited - (Continued)

On January 26, 2000, the Company sold approximately 150,000 shares of chinadotcom in an underwritten public offering. Proceeds from the sale were approximately $12.1 million resulting in a pre-tax gain of approximately $10.6 million.

On February 15, 2000, the Company acquired the stock of AwardTrack, Inc., an Internet-based business-to-business software company, for approximately $70 million. The transaction will be accounted for by the purchase method of accounting.

On February 29, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock valued at approximately $490 million. The transaction is subject to the satisfaction or waiver of several customary conditions, including receipt of the approval of the stockholders of both the Company and Exactis.com.

On March 9, 2000, the Company invested an additional $0.6 million in preferred stock of Naviant.

                                    SCHEDULE
                                24/7 MEDIA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT    ADDITIONS                    BALANCE
                                BEGINNING OF    CHARGED                    AT END OF
                                   PERIOD      TO EXPENSE    DEDUCTIONS     PERIOD
Year Ended December 31, 1997
Allowance for doubtful accounts   $ 66,000     $       --     $  (2,000)   $   64,000
Reserve for sales allowance ...         --        185,000            --       185,000
                                  --------     ----------     ---------    ----------
  Total .......................   $ 66,000     $  185,000     $  (2,000)   $  249,000
                                  ========     ==========     =========    ==========

Year Ended December 31, 1998
Allowance for doubtful accounts   $ 64,000     $  347,000     $(143,000)   $  268,000
Reserve for sales allowance ...    185,000        355,000      (172,000)      368,000
                                  --------     ----------     ---------    ----------
  Total .......................   $249,000     $  702,000     $(315,000)   $  636,000
                                  ========     ==========     =========    ==========

Year Ended December 31, 1999
Allowance for doubtful accounts   $268,000     $1,151,000     $(267,000)   $1,152,000
Reserve for sales allowance ...    368,000      1,264,000      (262,000)    1,370,000
                                  --------     ----------     ---------    ----------
  Total .......................   $636,000     $2,415,000     $(529,000)   $2,522,000
                                  ========     ==========     =========    ==========

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on March 23, 2000.

                                    24/7 MEDIA, INC.

                                    By: /s/ David J. Moore
                                        -------------------------
                                        David J. Moore
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 23, 2000 by the following persons in the capacities indicated:

          Signature                              Title
          ---------                              -----

/s/ David J. Moore                 Chief Executive Officer and Director
------------------------------     (Principal Executive Officer)
David J. Moore


/s/ R. Theodore Ammon              Chairman of the Board
------------------------------
R. Theodore Ammon


/s/ Jacob I. Friesel               Executive Vice President and Director
------------------------------
Jacob I. Friesel


/s/ John F. Barry                  Director
------------------------------
John F. Barry


/s/ Arnie Semsky                   Director
------------------------------
Arnie Semsky


/s/ Charles W. Stryker             Director
------------------------------
Charles W. Stryker, Ph.D.


/s/ C. Andrew Johns                Executive Vice President, Treasurer &
------------------------------     Chief Financial Officer (Principal
C. Andrew Johns                    Financial Officer)


/s/ Stuart D. Shaw                 Senior Vice President and Controller
------------------------------     (Principal Accounting Officer)
Stuart D. Shaw

(c) EXHIBIT INDEX.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE/INDEX

       EXHIBIT
       NUMBER     DESCRIPTION
       ------     -----------

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

         10.6 +Securities Purchase Agreement, dated February 25, 1998, among Interactive Imaginations and certain investors named therein.

         10.7 +Registration Rights Agreement, dated April 9, 1998 by and among 24/7 Media, Inc., The Travelers Insurance Company, Prospect Street NYC Discovery Fund, L.P., Prospect Street NYC Co-Investment Fund, L.P. , Big Flower Digital Services, Inc., David Banks, Trinity Ventures V, L.P., Trinity V Side-By-Side Fund, L.P., Zero Stage Capital V Limited Partnership, and F&W Investments 1996.

         10.8 +Employment Agreement between David J. Moore and Interactive Imaginations, Inc., dated February 24, 1998.

         10.9 +Employment Agreement between Jacob I. Friesel and Interactive Imaginations, Inc., dated February 24, 1998.

         10.10 +Employment Agreement between C. Andrew Johns and 24/7 Media, Inc., dated April 20, 10.11 +Form of Indemnification Agreement. 10.12 +GlobalCenter Master Service Agreement, dated May 1, 1998. 10.13 +Operating Lease agreement dated June 1, 1996 between Brentwood Credit Corporation, AT&T Systems Leasing and Interactive Imaginations, Inc. (including amendments thereto).

         10.14 +Operating Lease agreement, dated May 18, 1998, as amended on July 7, 1998 between Sun Microsystems and 24/7 Media, Inc. and as amended on July 7, 1998.

         10.15 +Pledge and Security Agreement, dated as of November 11, 1997, between Interactive Imaginations, Inc. and The Travelers Insurance Company.

         10.16 +Senior Convertible Note with Warrants Purchase Agreement, dated as of June 11, 1997, between Interactive Imaginations, Inc. and The Travelers Insurance Company.

         10.17 +Amended and Restated Stockholders' Agreement by and among 24/7 Media, Inc. and certain investors named therein.

         10.18 *++Marketing, Development, License and Software Agreement, dated October 23, 1998, between 24/7 Media, Inc., China Internet Corporation and Chinadotcom Corporation.

         10.19 ++Joint Marketing Agreement, dated September 30, 1998, between 24/7 Media, Inc., American Cities Studios, Inc. and Cybernet International Corporation.

         10.20 ++Subscription Agreement, dated January 20, 1999, between 24/7 Media, Inc., InterAd Holdings Ltd., Interadventures Limited and Gordon Wallace Simpson of Fairways.

         10.21 ++Agreement and Plan of Merger, dated March 8, 1999, between 24/7 Media, Inc., Factor K Acquisition Corporation and Sift, Inc.

         10.22** Agreement and Plan of Merger dated as of January 9, 2000 among the Company, Killer-App Holding Corp., Sabela Media, Inc., Freshwater Consulting Ltd., James Green and Galmos Holdings Ltd.

         10.23** Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software & Services, Inc., IMAKE Consulting, Inc., Mark L. Schaszberger and Trami Tran.

         10.24** Agreement and Plan of Merger dated as of February 2, 2000 among the Company, 24/7 Awards Holding Corp.,AwardTrack, Inc., MemberWorks Incorporated, Brian Anderson, National Discount Brokers Group, Inc., Jeffrey Newhouse, John Watson, Gregory Hassett, Randy Moore and Jack Daley.

         11.1     Computation of net loss per share.

         23.1     Consent of KPMG LLP.

         27.1     Financial Data Schedule.

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

**Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated January 25, 2000, January 27, 2000 and February 28, 2000.