Form 10-Q
period 2000-03-31
24/7 MEDIA INC
filed 2000-05-15
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

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

              CLASS                               OUTSTANDING AT MAY 10, 2000
 Common Stock, par value $.01 per share                  26,407,680 Shares

                                24/7 MEDIA, INC.
                                   FORM 10-Q
                                     INDEX




Part I.  Financial Information
Item 1.  Consolidated Financial Statements:
     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.................2
     Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited)
        and 1999 (unaudited) ...........................................................................3
     Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited)
        and 1999 (unaudited)............................................................................4
     Notes to Unaudited Interim Consolidated Financial Statements.......................................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..........12

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....................................24

Part II. Other Information
Item 1.  Legal Proceedings .............................................................................25
Item 2.  Changes in Securiteis and Use of Proceeds .....................................................25
Item 3.  Defaults Upon Senior Securities ...............................................................25
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................25
Item 5.  Other Information .............................................................................26
Item 6.  Exhibits and Reports on Form 8-K ..............................................................26
Item 7.  Signatures ....................................................................................26


                                24/7 MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                        March 31,         December 31,
                                                                           2000                1999
                                                                       ------------      ---------------
                               ASSETS                                  (unaudited)


Current assets:
   Cash and cash equivalents ....................................        $ 27,905          $ 42,786
   Accounts receivable, less allowances of
      $3,057 and $2,522 respectively.............................          45,882            34,004
   Prepaid expenses and other current assets.....................           5,791             4,846
                                                                     ------------         ---------

       Total current assets......................................          79,578            81,636

Property and equipment, net......................................          27,778            18,595
Intangible assets, net...........................................         231,181            62,398
Investments......................................................         348,745           366,630
Deferred cost of partner agreements, net.........................           3,560             4,260
Other assets.....................................................             675               493
                                                                     ------------         ---------
       Total assets..............................................        $691,517          $534,012
                                                                     ============         =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................        $ 23,064          $ 24,504
   Accrued liabilities...........................................          26,288          $ 13,875
   Current installments of obligations under capital leases......              72                49
   Deferred revenue..............................................           4,567             2,019
                                                                     ------------         ---------
       Total current liabilities.................................          53,991            40,447
                                                                     ------------         ---------

Obligations under capital leases, excluding current installments.             181                13
Long-term loan...................................................             615                 -
Deferred tax liability...........................................          86,840            95,656
Minority interest................................................             105               105

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      and no shares issued or outstanding
    Common stock, $.01 par value; 70,000,000 shares authorized;
      26,322,752 and 22,422,516 shares issued and outstanding,
      respectively...............................................             263               224
    Additional paid-in capital...................................         477,730           282,806
    Deferred stock compensation..................................          (4,977)             (232)
    Accumulated other comprehensive income ......................         180,413           194,790
    Accumulated deficit..........................................        (103,644)          (79,797)
                                                                     ------------         ---------
        Total stockholders' equity...............................         549,785           397,791
                                                                     ------------         ---------
       Total liabilities and stockholders' equity................        $691,517          $534,012
                                                                     ============         =========


 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                 2000              1999
                                                                 ----              ----
                                                                       (unaudited)

Revenues:
   Network...........................................         $    36,483        $     11,071
   Email.............................................               6,884                 379
   Technology........................................               2,864                  --
                                                              -----------        ------------
       Total revenues................................              46,231              11,450

   Network...........................................              28,692               8,749
   Email.............................................               4,266                  47
   Technology........................................               1,127                  --
                                                             ------------        ------------
       Total cost of revenues........................              34,085               8,796
                                                             ------------        ------------
       Gross profit..................................              12,146               2,654

Operating expenses:
   Sales and marketing (exclusive of other expenses of
       $1,037 in 2000)................................             11,890               3,494
   General and administrative (exclusive of other
       expenses of $1,921 in 2000 and $29 in 1999)....             10,856               3,483
   Product development (exclusive of other expenses of
       $415 in 2000)..................................              1,039                 922
   Other expenses:
      Amortization of goodwill, intangibles and
         advances.....................................             16,692               2,258
      Stock-based compensation........................              2,910                  29
      Merger related costs............................              4,762                  --
                                                             ------------        ------------
          Total operating expenses....................             48,149              10,186
                                                             ------------        ------------
          Loss from operations........................            (36,003)             (7,532)
   Interest income, net...............................                474                 288
   Gain on sale of investment.........................             11,682                  --
                                                             ------------        ------------
          Net loss                                             $  (23,847)        $    (7,244)
                                                             ============        ============

Net loss per common share - basic and diluted.........        $     (0.93)       $      (0.42)
                                                             ============        ============
Weighted average common shares outstanding                     25,560,667          17,129,479
                                                             ============        ============





 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         2000        1999
                                                                      --------     --------
Cash flows from operating activities:                                      (unaudited)
Net loss........................................................      $(23,847)    $ (7,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets....................        1,131          319
Write-off of acquired in-process technology......................        4,700           --
Provision for doubtful accounts and sales reserves...............          535           --
Amortization of goodwill and other intangible assets.............       16,229        2,349
Amortization of partner agreements...............................          463           --
Non-cash compensation............................................        3,045           29
Gain on sale of investment.......................................      (11,682)          --
Changes in operating assets and liabilities, net of
 effect of acquisitions:
    Accounts receivable..........................................      (11,181)      (2,139)
    Prepaid assets and other current assets......................          117         (926)
    Other assets.................................................          195         (140)
    Accounts payable and accrued liabilities.....................        1,926          176
    Deferred revenue.............................................          832          110
                                                                      --------     --------

         Net cash used in operating activities...................      (17,537)      (7,466)
                                                                      --------     --------

Cash flows from investing activities:
Capital expenditures.............................................       (7,459)      (2,542)
Proceeds from the sale of investment.............................       12,103           --
Cash paid for acquisitions, net of cash acquired.................       (1,455)      (1,107)
Cash paid for investments........................................       (4,122)          --
Increase in intangible assets....................................           --           (7)
                                                                      --------     --------
         Net cash used in investing activities...................         (933)      (3,656)
                                                                      --------     --------

Cash flows from financing activities:

Proceeds from exercise of stock options and conversion of warrants       3,705          366
Payment of capital lease obligations.............................          (24)         (62)
Deferred offering costs..........................................           --         (310)
Repayment of notes payable.......................................           --       (1,439)
(Payments)/proceeds from short-term borrowings...................           --         (180)
                                                                      --------     --------

         Net cash (used in) provided by financing activities.....        3,681       (1,625)
                                                                      --------     --------

         Net change in cash and cash equivalents.................      (14,789)     (12,747)
         Net effect of foreign currency adjustments..............          (92)          --
Cash and cash equivalents at beginning of period.................       42,786       34,049
                                                                      --------     --------

Cash and cash equivalents at end of period.......................     $ 27,905     $ 21,302
                                                                      ========     ========





 See accompanying notes to unaudited interim consolidated financial statements.

                               24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS

24/7 Media together with its subsidiaries is a provider of advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. The Company operates in three principal lines of business: 24/7 Network, 24/7 Mail and 24/7 Technology Solutions.

The 24/7 Network operates globally, with operations in the United States, Europe, Canada, Latin America, and, through the Company's partner, chinadotcom corporation ("chinadotcom"), the 24/7 Asia Network. 24/7 Mail has operations in the United States, Canada and Europe where the Company serves as list managers for permission-based email lists. The Company developed 24/7 Technology by combining Sabela Media, Inc. ("Sabela") and IMAKE Software and Services, Inc. ("IMAKE"), which were acquired in January 2000 (see note 2).

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The unaudited consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by 24/7 Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of the Company's operations for the three month periods ended March 31, 2000 and 1999 and the Company's cash flows for the three month period ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the consolidated results for the three month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 1999 as included in the Company's report on Form 10-K.

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

CAPITALIZED SOFTWARE

As of March 31, 2000, the Company has capitalized approximately $11.1 million in connection with the 24/7 Connect ad serving system.

INTANGIBLE ASSETS

Intangible assets are estimated by management to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded intangible assets are amortized on the straight-line basis over the estimated period of benefit, which is two to four years.

INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. Equity investments in non-marketable equity securities of companies in which significant influence is not exercised are carried under the cost method.

The fair value of the available-for-sale marketable securities is based on the quoted market values as of March 31, 2000 as reported on NASDAQ. Such values, totaling $312.6 million reflect an unrealized gain of $267.9 million (net of tax).

On January 13, 2000, the Company sold approximately 150,000 shares of chinadotcom stock at $80.96 per share. The shares had a cost basis of $0.4 million, which resulted in a gain of approximately $11.7 million.

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

The Company's technology revenues are derived from adserving, software consulting, development and maintenance contracts. Revenues under fixed price contracts are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract labor hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months.

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

The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. The royalties paid for the use of these email lists are also classified as cost of revenues.

At March 31, 2000 and December 31, 1999, accounts receivable included approximately $10.0 million and $7.8 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1999 to March 31, 2000 resulted from the increase in revenues generated during the quarter. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of March 31, 2000 have been subsequently billed.


COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three month periods ended March 31, 2000 and 1999 was ($14.4) million and $0, respectively. Accumulated other comprehensive income as of March 31, 2000 amounted to $180.4 million which is comprised of unrealized gains of $267.9 million on available-for-sale securities, net of tax of $87.4 million and foreign currency translation adjustment of $92,000.

LOSS PER SHARE

Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three months ended March 31, 2000 and 1999 does not include the effects of options to purchase 4.5 million and 2.3 million shares of common stock, respectively; 3.0 million and 3.3 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

Included within weighted average shares outstanding for the three month period ended March 31, 2000 is 162,000 shares related to contingently issuable shares of common stock in connection with the IMAKE acquisition (see note 2) whereby certain performance criteria were achieved as of March 31, 2000.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements -- provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company believes the adoption of SAB 101 will not have a significant effect on its consolidated financial statements.

In March 2000, FASB Interpretation No. 44 -- "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December
15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.

(2)  ACQUISITIONS

ACQUISITION OF IMAKE


On January 13, 2000, the Company acquired IMAKE, a provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. The purchase price of approximately $35.1 million, excluding contingent consideration of 916,000 shares valued at $42.7 million, consists of 400,000 shares valued at approximately $18.7 million, fair value of options assumed of $9.9 million, $5.8 million of deferred compensation and $0.7 million in acquisition costs. The deferred compensation relates to 124,000 shares of restricted stock issued to employees of IMAKE.
The contingent shares will be issued when certain revenue targets are attained. The valuation of in-process technology of $4.7 million in connection with the acquisition of IMAKE is based on an independent appraisal which determined that the e.merge technology acquired from IMAKE had not been fully developed at the date of acquisition. As a result, the Company will be required to incur additional costs to successfully develop and integrate the e.merge platform. The remaining purchase price in excess of the value of identified assets and liabilities assumed of $24.9 million has been allocated $1.0 million to workforce and $23.9 million to goodwill. Goodwill and workforce will be amortized over their expected period of benefit which is four years for goodwill and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

PURCHASE OF THE MINORITY INTEREST IN 24/7 MEDIA EUROPE


On January 1, 2000, the Company acquired the remaining interest in 24/7 Media Europe through the issuance of common stock. The Company issued 428,745 shares of 24/7 Media common stock, valued at approximately $24.1 million, resulting in additional goodwill and other intangible assets of $24.1 million. The goodwill and other intangible assets are being amortized over three years.

ACQUISITION OF SABELA


On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $66.3 million consists of approximately 1.2 million shares of 24/7 Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $3.0 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $65.4 million has been allocated $7.1 million to technology, $1.1 million to workforce and $57.2 million to goodwill. Goodwill and other intangible assets will be amortized over their expected period of benefit which is four years for goodwill and technology; and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

ACQUISITION OF AWARDTRACK


On February 11, 2000, the Company acquired AwardTrack,Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.9 million consists of approximately 1.1 million shares of 24/7 Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $1.3 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $70.5 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $61.9 million to goodwill. Goodwill and other intangible assets will be amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes.

SUMMARY

The acquisitions of Sabela, IMAKE, and AwardTrack and the purchase of the remaining interest in Europe have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:





                                      NET TANGIBLE                                                               USEFUL
                       ACQUISITION          ASSETS           IN-PROCESS         DEFERRED       INTANGIBLES/       LIFE
ACQUIRED ENTITY           COSTS          (LIABILITIES)       TECHNOLOGY       COMPENSATION       GOODWILL      (IN YEARS)
---------------        -----------      --------------      ------------      ------------     ------------    ----------


IMAKE...............    $ 35,096         $  (335)            $ 4,700            $ 5,786           $  24,945         2-4
24/7 MEDIA Europe...      24,117              --                  --                 --              24,117          3
Sabela..............      66,312             896                  --                 --              65,416         2-4
AwardTrack..........      69,884            (650)                 --                 --              70,534         2-4
                       ---------         --------            --------           --------          ---------
                        $195,409         $   (89)            $ 4,700            $ 5,786           $ 185,012
                       =========         ========            ========           ========          =========




The following unaudited pro forma consolidated amounts give effect to all of the above acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the three month periods ended March 31, 2000 and 1999. The three month period ended March 31, 1999 includes the effect of the acquisitions of Clickthrough, ConsumerNet and Netbookings which were completed in 1999 subsequent to March 31.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.





                                                   THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2000              1999
                                                    ---------         ---------

                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                            (unaudited)




Total revenues......................................  $    46,231    $    14,955
Net loss............................................      (26,188)       (26,333)
Net loss per common share - basic and diluted.......  $     (1.00)   $     (1.18)
Weighted average common shares used in
  net loss per share calculation (1)................   26,219,209     22,403,536





(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended March 31, 2000 includes the 1,129,344 and 1,249,487 shares issued for AwardTrack and Sabela, respectively as if the shares were issued on January 1, 2000. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended March 31, 1999 includes the actual weighted average common shares outstanding for the historical period ended March 31, 1999, plus the 1,738,330, 41,677, 428,745, 686,484, 1,249,487 and
1,129,344 common shares issued in connection with the acquisitions of ConsumerNet, Netbookings, 24/7 Media Europe, IMAKE, Sabela and AwardTrack, respectively, as if each acquisition occurred on January 1, 1999.

PROPOSED ACQUISITION OF EXACTIS

On February 29, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Under the terms of the agreement, the holders of shares of Exactis.com common stock will be entitled to receive shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. Warrants and options assumed will also be converted at this ratio. The transaction is expected to be completed by the end of the second quarter 2000.


MERGER RELATED COSTS

Merger related costs shown separately on the statement of operations include $4.7 million write-off of in-process technology and $62,000 of integration related costs which would normally be included in general and administrative expenses.

(3)  INTANGIBLE ASSETS, NET



                                                                       MARCH 31,          DECEMBER 31,
                                                                          2000                1999
                                                                    ---------------      --------------
                                                                              (IN THOUSANDS)


Goodwill..........................................................    $  250,287           $   83,075
Technology........................................................        14,800                   --
Workforce.........................................................         2,500                   --
Tradename.........................................................           500                   --
                                                                      ----------            ---------
                                                                         268,087               83,075
Less accumulated amortization ....................................       (36,906)             (20,677)
                                                                      ----------            ---------
Total.............................................................    $  231,181           $   62,398
                                                                      ==========           ==========

(4)  COMMON STOCK

On January 18, 2000, the Company issued 31,000 shares of common stock to employees of the company. The related compensation expense of approximately $1.8 million is shown as part of stock-based compensation; however, it would normally be included in general and administrative expenses.

On February 7, 2000, the Company issued approximately 17,000 shares of its common stock to Internet Financial Network, Inc. in exchange for less than 5% of IFN. The investment of approximately $1.0 million will be carried at cost.

Warrants to purchase 381,428 shares of our common stock at prices ranging from $7.62 to $9.96 were exchanged in a cashless exercises, pursuant to their original terms, for 342,508 shares of common stock during the three months ended March 31, 2000.


(5)  STOCK INCENTIVE PLAN

For the three month period ended March 31, 2000, we granted approximately 1,974,742 stock options under the 1998 Stock Incentive Plan: 42,299 of such were issued as a result of the acquisition of Sabela at an exercise price of $9.62 per share, 297,000 were issued as a result of the acquisition of IMAKE at an exercise price of $56.25 per share, 88,697 were issued as a result of the acquisition of AwardTrack at exercise prices ranging from $0.97 to $10.65 per share and 1,546,746 of such were issued to employees at exercise prices of $43.00 to $61.75 per share, based on the fair market value of the underlying common stock at the respective times of grant.

(6)  SEGMENT INFORMATION

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to affiliated web sites. The revenue related to the email segment of the business is comprised of email service bureau, newsletters and marketing services to target online users compiled by list management. The technology segment generates revenue by selling software and technology solutions. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three months ended March 31, 2000 and 1999, is as follows:




                                                  NETWORK        MAIL       TECHNOLOGY       TOTAL
                                                 ---------     --------   -------------    --------
                                                                   (IN THOUSANDS)


THREE MONTHS ENDED MARCH 31, 2000
Revenues........................................  $ 36,483     $ 6,884       $  2,864       $ 46,231
Segment loss from operations....................   (18,758)     (3,169)       (14,076)       (36,003)
Amortization of goodwill,
  intangibles and advances......................     7,593       3,320          5,779         16,692
                                                  --------     -------       --------       --------

THREE MONTHS ENDED MARCH 31, 1999
Revenues........................................  $ 11,071       $ 379         $   --       $ 11,450
Segment profit (loss) from operations...........    (7,263)         19             --         (7,244)
Amortization of goodwill,
  intangible assets and advances................     2,258          --             --          2,258
                                                  --------     -------       --------       --------
TOTAL ASSETS:
  March 31, 2000................................  $541,562     $56,055       $ 93,900       $691,517
  December 31, 1999.............................   476,939      57,073             --        534,012



Geographical information is as follows:

                                                      US           INTERNATIONAL             TOTAL
                                                    ------         -------------            -------
THREE MONTHS ENDED MARCH 31, 2000
Revenue.........................................     38,389            7,842                 46,231
Long-lived assets...............................    541,280           82,489                611,939

THREE MONTHS ENDED MARCH 31, 1999
Revenue.........................................     11,286              164                 11,450
Long-lived assets at December 31, 1999..........    439,359           13,017                452,370


(7)  SUPPLEMENTAL CASH FLOW INFORMATION


The amount of cash paid for interest was $4,000 and $24,000 for the three month periods ended March 31, 2000 and 1999, respectively.



(8) LITIGATION



In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary. Sabela Media, Inc. in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorney's fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. This case is in the early stages of discovery. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.



On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." We are seeking monetary damages and have requested injunctive relief barring DoubleClick from further infringement of the patent. The litigation may result in significant expense to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TERMS "WE" AND "OUR COMPANY" MEAN 24/7 MEDIA, INC., OUR SUBSIDIARIES AND EACH OF OUR PREDECESSOR ENTITIES.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under "Risk Factors".

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


GENERAL


We are a leading global provider of end-to-end advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. Our 24/7 Connect ad serving technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants. Our business is organized into three principal lines of business:

     o    24/7 Network
     o    24/7 Mail
     o    24/7 Technology Solutions


THE 24/7 NETWORK

The 24/7 Network is a global online advertising network. The 24/7 Network aggregates the advertising inventory of hundreds of Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire network. For our flagship Web sites on the network, we actively solicit sponsorships and integrate sales efforts with the Web site's management. We deliver advertising on our network using our 24/7 Connect technology, which enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis. Our Internet advertising network is organized as follows:

    o In the U.S., the network consists of over 400 high profile Web sites to which we delivered an aggregate of more than 5.8 billion advertisements in March 2000;

    o In Europe, the network consists of over 400 Web sites to which we delivered an aggregate of more than 100 million advertisements in March 2000. We developed our European operations in 1999 after acquiring InterAd Holdings Ltd. (renamed 24/7 Media Europe) in a two-step transaction through which we acquired a majority interest in January 1999 and the remainder in January 2000;

    o In Canada, the network consists of over 80 high profile Web sites to which we delivered an aggregate of more than 100 million advertisements in March 2000. We developed our Canadian operations after acquiring Clickthrough Interactive Services, Inc. in July 1999;

    o In Latin America, the network consists of over 30 Web sites to which we delivered an aggregate of more than 40 million advertisements in December 1999;

    o In Asia, through our partner chinadotcom corporation, we support the operation of the network, that consists of more than 500 high profile Web sites. This network covers Greater China, the ASEAN nations, Australia, South Korea and Japan; and

    o The 24/7 Network also includes The ContentZone, which consists of over 4,000 small to medium-sized Web sites to which we delivered an aggregate of more than 90 million advertisements in March 2000.

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

24/7 MAIL

Our 24/7 Mail business was developed through the integration of our acquisitions of Sift, Inc. in March 1999 and ConsumerNet, Inc. in August 1999 and subsequent growth. 24/7 Mail provides opt-in email direct marketing services. Our permission-based email-marketing database of more than 21 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Currently, 24/7 Mail conducts the majority of its operations in the U.S. European operations were recently launched, initially in the UK.

24/7 TECHNOLOGY SOLUTIONS

24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers and e-commerce merchants. Our technical service team of over 150 employees provides consulting services and around-the-clock support for our ad serving clients. Products within 24/7 Technology Solutions include:

   o 24/7 Connect, a next generation Internet ad serving system that is available on two platforms: 24/7 Connect for Networks, that will initially serve the 24/7 Network in the United States, and 24/7 Connect for

   o Advertisers and Publishers, our third-party ad serving solution. We expect to combine the two platforms into a single solution later this year. We acquired 24/7 Connect for Advertisers and Publishers through our acquisition of Sabela in January 2000; and

   o e.merge, a fully integrated, customizable suite of business applications designed to manage marketing campaigns across multiple forms of electronic media including broadband, set-top boxes and wireless (WAP) applications. We acquired e.merge through our acquisition of IMAKE in January 2000.

We also operate Profilz, a database of Web user profiles that aids in delivering targeted advertising and marketing messages based on demographic profiles.


RECENT DEVELOPMENTS


On February 29, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Under the terms of the transaction, the holders of shares of Exactis.com common stock will be entitled to receive shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. Warrants and options assumed will also be converted at this ratio.

RESULTS OF OPERATIONS

REVENUES

NETWORK REVENUES. Network revenues were $36.5 million for the three-month period ended March 31, 2000 compared to $11.1 million for the three-month period ended March 31, 1999, representing 229% growth. This increase was fueled by a dramatic expansion in the number of ad impressions sold in the U.S. and Europe network business, a significantly increasing number of Web sites that we represent, and our future expansion globally to Canada and Latin America. In addition, the number of advertisers and the amount of advertising spending on the Internet increased significantly during this period.

EMAIL REVENUES. Email revenues increased to $6.9 million for the three-month period ended March 31, 2000 compared to $0.4 million for the three-month period ended March 31, 1999, representing 1,625% growth. This increase was fueled by a significant expansion in the types of email services that we offer to include email list management and list brokerage services in addition to our service bureau offerings, as well as a dramatic increase in the number of opt-in email addresses under management. The expansion into these new service offerings was supported by our acquisition of ConsumerNet in the third quarter of 1999. We believe that strong industry acceptance on opt-in email advertising has promoted this strong historical growth and will continue to increase our revenue in the future.

TECHNOLOGY REVENUES. The Technology Solutions segment was formed with the acquisition of Sabela and IMAKE in January 2000. Technology revenues for the three-month period ended March 31, 2000 were $2.9 million. We expect significant revenue growth from our technology solutions products as Connect for Advertisers and Publishers expands its market share for third-party ad serving and as e.merge further penetrates the expanding market for broadband convergence.

COST OF REVENUE AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our Connect ad serving system and Internet access. Gross profit dollars increased significantly and the gross margin, which is network gross profit as a percent of total network revenues, remained consistent at 21%.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross profit dollars increased significantly due to the growth in revenues. Gross margin decreased from 88% to 38% as the mix of business shifted from service bureau in 1999 to primarily list management and list brokerage in 2000, each of which has a lower gross margin.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists primarily of the salaries of those who provide the service plus the cost of equipment and bandwidth for our third-party ad serving. Gross margin was 60%.

OPERATING EXPENSES

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 31% in 1999 to 26% in 2000. Sales and marketing expenses increased as a result of the growth of our business on a global scale and the resulting additions to sales staff as well as increased marketing expenses. We expect sales and marketing expenses to increase in dollar terms as we continue to invest in sales and marketing personnel, expand into new markets, broaden our visibility, and embark on a global branding campaign; however, we expect that sales and marketing expenses as a percentage of revenue will decline as our business matures across multiple product lines and geographic regions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 31% in 1999 to 23% in 2000. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to continue to increase due to the additional personnel and other expenses required to support our anticipated business growth; however, we expect that general and administrative expenses as a percentage of revenues will decline as our business matures across multiple product lines and geographical regions.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. Product development expenses in 2000 remained consistent with 1999. 24/7 Connect, our ad serving solution, reached the application development stage in March 1999 and we began capitalizing costs related to the project. We continued to capitalize certain costs through March 2000 when 24/7 Connect became operational. Product development expenses should increase as we are no longer capitalizing the majority of costs from the product development department. We continue to believe that investment in product development, particularly for our broad range of technology platforms and initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $16.7 million for the three months ended March 31, 2000 as compared to $2.3 million in the corresponding period in 1999. The increase is due to the goodwill and intangibles acquired with ConsumerNet, Clickthrough, Netbookings, IMAKE, Sabela, AwardTrack and the remaining interest in 24/7 MEDIA Europe. In addition the amortization for partner agreements is included for the three months ended March 31, 2000.

STOCK-BASED COMPENSATION. Stock based compensation consists of a $1.8 million one-time charge for restricted shares issued to employees, amortization of deferred compensation from the IMAKE acquisition and deferred compensation for restricted shares issued to certain employees.

MERGER RELATED COSTS. Merger related costs consist primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediate charged to operations. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future uses. As a result, the Company will be required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation.

INTEREST INCOME, NET. Interest income, net was $0.5 million in for the three months ended March 31, 2000 and $0.3 million for the comparative period in 1999. The increase in interest income was attributable to interest earned on the cash and cash equivalents from the net proceeds due to our secondary offering of common stock in May 1999, which we are using to fund operations.

GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our chinadotcom stock. On January 13, 2000 we sold approximately 150,000 shares at $80.96 per share. The shares had a cost basis of $422,000, which resulted in a gain of approximately $11.7 million.


LIQUIDITY AND CAPITAL RESOURCES


Since our inception we have financed our operations primarily through private placements of equity securities and public offerings of our common stock.

Net cash used in operating activities was $17.5 million and $7.5 million for the three month periods ended March 31, 2000 and 1999, respectively. Net cash used in operating activities resulted from our net operating losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $0.9 million and $3.7 million for the three month periods ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, we continued to continued to acquire equipment and invest in strategic partners both by acquisition and equity stakes; and we invested the proceeds from the sale of a portion of our investments.

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2000 and net cash used by financing activities was $1.6 million for the three months ended March 31, 1999. Net cash provided by financing activities consisted of primarily of exercise of stock options.

As of March 31, 2000, we had $27.9 million of cash and cash equivalents and $348.7 million in investments in marketable securities. Our principal commitment is funding on-going operations and that our operating expenses will continue to be a material use of our cash resources as we will continue to experience significant growth. Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditure and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

Litigation brought on us by DoubleClick may result in a significant expense and use of resources (see Part II, Item 1.)

We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity" which delayed the effective date of SFAS 133 from June 15, 1999 to June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We have not yet determined the impact of this pronouncement on our financial position or results of operations.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements -- provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company believes the adoption of SAB 101 will not have a significant effect on its financial statements.


In March 2000, FASB Interpretation No. 44 -- "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December
15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet assessed the impact of FIN 44.


RISK FACTORS

You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.


WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.
We were formed as a result of the merger of three companies in February
1998. None of the companies nor any company that we have since acquired had an operating history of more than four years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

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


WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.
We incurred net loss of $23.8 million and $7.2 million for the three months ended March 31, 2000 and 1999, respectively and $39.1 million for the year ended December 31, 1999. In addition, our accumulated deficit was $103.6 million as of March 31, 2000. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.
Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

    o  the addition of new or loss of clients;
    o  changes in fees paid by advertisers and direct marketers;
    o changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;
    o the introduction of new Internet marketing services by us or our competitors;
    o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs; and
    o  general economic conditions.

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


LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.
The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended March 31, 2000 and 1999, approximately 33% and 48%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended March 31, 2000, the top ten Web sites included All Advantage.com, AT&T WorldNet Service, Mapquest.com, Regent Network Services, Inc., Goto.com, DesktopDollars, Inc, Community Connect, Inc., Earthlink Network, Havas Interactive, and Multi-player Games Network. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the web sites that account for a significant portion of our revenue from the 24/7 Network.


LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES.
We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended March 31, 2000, our top ten advertisers and ad agencies accounted for approximately 31% of our total revenues.


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


WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH.
We continue to increase the scope of our operations both domestically and internationally, in both sales and marketing as well as technological development. We expect that we will need to continue to improve our financial and managerial controls, reporting procedures and systems. We have experienced rapid growth and expansion in operations that have placed a significant strain on our managerial, operational and financial resources. We expect the number of employees to increase in the future. To successfully compete in the evolving Internet industry, we must:

    o   continue to improve our financial and management controls;
    o   enhance our reporting systems and procedures; and
    o continue to scale our ad serving systems and upgrade their functional capabilities; and expand, train and manage our work force.
    o   Expand, train, retain and manage our work force.

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


DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT
Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have received two patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. We cannot assure you that any of our patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

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


On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. allegeing infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." We are seeking monetary damages and have requested injunctive relief barring DoubleClick from further infringement of the patent. The litigation may result in significant expense to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation.


INTELLECTUAL PROPERTY LIABILITY
We may be liable for content available or posted on the Web sites of our publishers. We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.


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


CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS Growing public concern regarding privacy and the collection, distribution and use of information about individuals has led to increased federal and state scrutiny and legislative and regulatory activity. In addition, the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, impacts us.

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


CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS


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


DEPENDENCE ON THE WEB INFRASTRUCTURE
Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. We cannot assure you that the Web infrastructure will continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the clients using our solutions and the level of user traffic on Web sites on our networks.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      CURRENCY RATE FLUCTUATIONS. 24/7 Media's results of operaitons, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. 24/7 Media does not use derivative financial instruments to limit its foreign currency risk exposure.

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

On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. allegeing infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." We are seeking monetary damages and have requested injunctive relief barring DoubleClick from further infringement of the patent. The litigation may result in significant expense to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 9, 2000, we acquired Sabela Media, Inc. through the issuance of approximately 1.2 million shares of our common stock plus the assumption of previously outstanding stock options that were converted into options to acquire approximately 42,000 shares of our common stock. We also assumed approximately 952,414 outstanding warrants of Sabela that were converted into warrants to purchase approximately 105,000 shares of our common stock.

On January 13, 2000, we acquired IMAKE Software and Services, Inc. for approximately 1.3 million shares of our common stock plus the assumption of previously outstanding stock options which were converted into options to acquire approximately 287,000 shares of our common stock. We also issued approximately 160,000 shares of restricted common stock to the employees of IMAKE under our 1998 Stock Incentive Plan.

On January 18, 2000, we issued 31,000 shares of common stock to employees of the company.

On February 7, 2000, we issued approximately 17,000 shares of Internet Financial Network, Inc. in exchange for approximately 354,000 shares of their common shares.

On February 11, 2000, we acquired AwardTrack, Inc. for approximately 1.1 million shares of our common stock plus the assumption of previously outstanding stock options which were converted into options to acquire approximately 106,000 shares of our common stock.

For all of the above transactions, no underwriters were involved in connection with the issuance of these shares and there were no underwriting discounts or commissions. These securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1934 based on the fact that we issued the shares of common stock in a sale not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit 27 Financial data schedule

(b)      Reports on Form 8-K.

We filed a Current Report on Form 8-K dated January 25, 2000, as amended by Form 8-K/A filed March 24, 2000. The report contained information about the acquisition of Sabela.

We filed a Current Report on Form 8-K dated January 28, 2000, as amended by Form 8-K/A filed March 28, 2000. The report contained information about the acquisition of IMAKE.

We filed a Current Report on Form 8-K dated February 28, 2000. The report contained information about the acquisition of AwardTrack.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  May 15, 2000

                                   By:  /S/  DAVID J. MOORE
                                        --------------------------------------
                                        David J. Moore
                                        President and Chief Executive Officer

                                   By:  /S/  C. ANDREW JOHNS
                                        -------------------------------------
                                        C. Andrew Johns
                                        Chief Financial Officer