Form 10-Q
period 2000-06-30
24/7 MEDIA INC
filed 2000-08-14
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

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

          CLASS                                  OUTSTANDING AT AUGUST 9, 2000
  Common Stock, par value $.01 per share                35,599,192 Shares

                                24/7 MEDIA, INC.

                                    FORM 10-Q

                                      INDEX

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 ............................2
Consolidated Statements of Operations for the three and six month periods ended
        June 30, 2000 and 1999 (unaudited) ...................................................................3
Consolidated Statements of Cash Flows for the six month periods ended
        June 30, 2000 and 1999 (unaudited)....................................................................4
Notes to Unaudited Interim Consolidated Financial Statements (unaudited)......................................5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................13
Item 3. Quantitative and Qualitative Disclosure about Market Risk.............................................27
Part II.  Other information
Item 1.  Legal Proceedings....................................................................................28
Item 2.  Changes in Securiteis and Use of Proceeds............................................................28
Item 3.  Defaults Upon Senior Securities......................................................................28
Item 4.  Submission of Matters to a Vote of Security Holders..................................................28
Item 5.  Other information....................................................................................29
Item 6.  Exhibits and Reports on Form 8-K.....................................................................29
Item 7.  Signatures...........................................................................................29

                                24/7 MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                         June 30,    December 31,
                                                                                           2000         1999
                                                                                       -----------   ------------
                               ASSETS                                                  (unaudited)
Current assets:

   Cash and cash equivalents .........................................................   $  38,913    $  42,786
   Marketable securities..............................................................       5,505         --
   Accounts receivable, less allowances of $4,441 and $2,522, respectively ...........      59,147       34,004
   Prepaid expenses and other current assets .........................................       5,651        4,846
                                                                                         ---------    ---------
       Total current assets ..........................................................     109,216       81,636

Property and equipment, net ..........................................................      45,827       18,595
Intangible assets, net ...............................................................     645,893       62,398
Investments ..........................................................................     183,942      366,630
Deferred cost of partner agreements, net .............................................       2,854        4,260
Other assets .........................................................................       5,562          493
                                                                                         ---------    ---------
       Total assets ..................................................................   $ 993,294    $ 534,012
                                                                                         =========    =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable ..................................................................   $  43,500    $  24,504
   Accrued liabilities ...............................................................      26,212       13,875
   Current installments of obligations under capital leases ..........................          55           49
   Deferred revenue ..................................................................       8,004        2,019
                                                                                         ---------    ---------
       Total current liabilities .....................................................      77,771       40,447
                                                                                         ---------    ---------
Obligations under capital leases, excluding current installments .....................         177           13
Deferred tax liability ...............................................................      27,103       95,656
Minority interest ....................................................................         105          105

Commitments and contingencies

Stockholders' equity:

    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      and no shares issued or outstanding ............................................         --           --
    Common stock, $.01 par value; 70,000,000 shares authorized; 35,088,124 and
      22,422,516 shares issued and outstanding, respectively .........................         350          224
    Additional paid-in capital .......................................................     954,837      282,806
    Deferred stock compensation ......................................................     (10,978)        (232)
    Accumulated other comprehensive income ...........................................      69,737      194,790
    Accumulated deficit ..............................................................    (125,809)     (79,797)
                                                                                         ---------    ---------
        Total stockholders' equity ...................................................     888,137      397,791
                                                                                         ---------    ---------

       Total liabilities and stockholders' equity ....................................   $ 993,293    $ 534,012
                                                                                         =========    =========

 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                                       Three months ended June 30,       Six months ended June 30,
                                                                       ---------------------------       -------------------------
                                                                          2000            1999              2000           1999
                                                                       ------------   ------------       -----------   -----------
                                                                               (unaudited)                      (unaudited)
Revenues:
   Network ......................................................   $     40,782    $     16,537    $     77,265    $     27,607
   Email ........................................................          8,535             618          15,419             998
   Technology ...................................................          2,870            --             5,734            --
                                                                    ------------    ------------    ------------    ------------
       Total revenues ...........................................         52,187          17,155          98,418          28,605
                                                                    ------------    ------------    ------------    ------------
Cost of revenues:
   Network ......................................................         31,794          12,815          60,486          21,564
   Email ........................................................          5,712             247           9,978             294
   Technology ...................................................          1,253            --             2,380            --
                                                                    ------------    ------------    ------------    ------------
       Total cost of revenues ...................................         38,759          13,062          72,844          21,858
                                                                    ------------    ------------    ------------    ------------
       Gross profit .............................................         13,428           4,093          25,574           6,747
                                                                    ------------    ------------    ------------    ------------
Operating expenses:
   Sales and marketing (exclusive of $9, $0, $541 and $0,
     respectively, reported below as stock based compensation)...         11,817           4,454          23,707           7,948
   General and administrative (exclusive of $427, $28, $1,922 and $57, respectively, reported below as stock based
      compensation)..............................................         13,023           4,841          23,879           8,324
   Product development (exclusive of $883, $0, $1,766 and $0,
      respectively, reported below as stock based compensation)..          2,156             320           3,195           1,242
   Amortization of goodwill, intangibles and advances ...........         18,549           2,473          35,241           4,731
   Stock-based compensation .....................................          1,319              28           4,229              57
   Merger related costs .........................................            409             --            5,171            --
                                                                    ------------    ------------    ------------    ------------
       Total operating expenses .................................         47,273          12,116          95,422          22,302
                                                                    ------------    ------------    ------------    ------------
       Loss from operations .....................................        (33,845)         (8,023)        (69,848)        (15,555)
Interest income, net ............................................            259             860             733           1,148
Gain on sale of investments .....................................         11,421            --            23,103            --
                                                                     ------------    ------------    ------------    ------------
       Net loss .................................................   $    (22,165)   $     (7,163)   $    (46,012)   $    (14,407)
                                                                     ============    ============    ============    ============
Net loss per common share - basic and diluted ...................   $      (0.82)   $      (0.37)   $      (1.75)   $      (0.80)
                                                                     ============    ============    ============    ============
Weighted average common shares outstanding ......................     26,980,950      19,360,778      26,270,720      18,053,643
                                                                    ============    ============    ============    ============


          See accompanying notes to consolidated financial statements

                                24/7 MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      2000         1999
                                                                                   ------------  -----------
Cash flows from operating activities:                                                       (unaudited)
Net loss .......................................................................   $ (46,012)   $ (14,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets ..................................       2,924          690
Write-off of acquired in-process technology ....................................       4,700         --
Provision for doubtful accounts and sales reserves .............................       3,308          497
Amortization of goodwill and other intangible assets ...........................      34,081        4,834
Amortization of partner agreements .............................................       1,160         --
Non-cash compensation ..........................................................       3,891           57
Gain on sale of investments ....................................................     (23,103)        --

Changes in operating assets and liabilities, net of effect of acquisitions:

    Accounts receivable ........................................................     (22,706)      (9,582)
    Prepaid assets and other current assets ....................................          29       (1,246)
    Other assets ...............................................................      (2,347)        (223)
    Accounts payable and accrued liabilities ...................................      12,520        3,509
    Deferred revenue ...........................................................      (1,046)         624
                                                                                   ---------    ---------
         Net cash  used in operating activities ................................     (32,601)     (15,247)
                                                                                   ---------    ---------
Cash flows from investing activities:

Capital expenditures ...........................................................     (16,038)      (8,187)
Proceeds from the sale of investments ..........................................      24,089         --
Cash acquired in acquisitions, net of cash paid ................................      22,121       (1,155)
Cash paid for investments ......................................................      (6,120)     (11,869)
Increase in intangible assets ..................................................        --            (18)
                                                                                   ---------    ---------
         Net cash provided by (used in) investing activities ...................      24,052      (21,229)
                                                                                   ---------    ---------
Cash flows from financing activities:

Proceeds from exercise of stock options and conversion of warrants .............       4,879          708
Payment of capital lease obligations ...........................................         (46)         (45)
Proceeds from secondary offering, net ..........................................        --        100,479
Repayment of short-term borrowings .............................................        --         (1,619)
                                                                                  ---------    ---------
         Net cash provided by financing activities .............................       4,833       99,523
                                                                                   ---------    ---------
         Net change in cash and cash equivalents ...............................      (3,716)      63,047
         Net effect of foreign currency adjustments ............................        (157)          20
Cash and cash equivalents at beginning of period ...............................      42,786       34,049
                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................   $  38,913    $  97,116
                                                                                   =========    =========

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

The 24/7 Network operates globally, with operations in the United States, Europe, Canada, Latin America, and, through the Company's partner, chinadotcom corporation ("chinadotcom"), the 24/7 Asia Network. 24/7 Mail has operations in the United States, Canada and Europe where the Company serves as list managers for permission-based email lists. We have enhanced our email product offerings through the acquisition of Exactis.com ("Exactis"), a provider of email based direct marketing services (see note 2). The Company developed 24/7 Technology by combining Sabela Media, Inc. ("Sabela") and IMAKE Software and Services, Inc. ("IMAKE"), which were acquired in January 2000 (see note 2).

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The unaudited consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by 24/7 Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of the Company's operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the consolidated results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


CAPITALIZED SOFTWARE

As of June 30, 2000, the Company has capitalized approximately $15.5 million in connection with the 24/7 Connect ad serving system, which is being amortized over four years.

INTANGIBLE ASSETS

Intangible assets are estimated by management to be primarily associated with the acquired workforce, contracts and technological know how. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded intangible assets are amortized on the straight-line basis over the estimated periods of benefit, which range from two to four years.

INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. Equity investments in non-marketable equity securities of companies in which significant influence is not exercised are carried under the cost method.

The fair value of the available-for-sale marketable securities is based on the quoted market values as of June 30, 2000 as reported on NASDAQ. As of June 30, 2000, such securities were valued at $143.2 million which included unrealized gains of $69.9 million, net of $27.6 million in taxes. We also have $40.7 million in cost based investments.

On January 13, 2000, the Company sold approximately 300,000 shares of chinadotcom stock at $40.48 per share. The shares had a cost basis of $0.4 million, which resulted in a gain of approximately $11.7 million.

On May 23, 2000, the Company sold approximately 400,000 shares of chinadotcom stock at $29.96 per share. The shares had a cost basis of $0.6 million, which resulted in a gain of approximately $11.4 million.

REVENUE AND EXPENSE RECOGNITION

The Company's network revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising The 24/7 Network. Revenues from advertising are recognized in the period the advertising impressions are delivered. The Company's email related revenues are derived principally from short-term delivery based agreements in which the Company delivers email lists to advertisers and Web sites. Revenues are recognized as services are provided.

The Company's technology revenues are derived from adserving, software consulting, development and maintenance contracts. Revenues under fixed price contracts are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred.

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

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. The royalties paid for the use of these email lists are also classified as cost of revenues.

At June 30, 2000 and December 31, 1999, accounts receivable included approximately $14.0 million and $7.8 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1999 to June 30, 2000 resulted from the increase in revenues generated during the period. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of June 30, 2000 have been subsequently billed.

COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss for the six month periods ended June 30, 2000 and 1999 was $171.1 million and $14.4, respectively. Comprehensive loss resulted primarily from net losses of $46.0 and $14.4 million respectively as well as a decrease in unrealized gains, net of tax of marketable securities of $124.9 million and $0 respectively. Accumulated other comprehensive income as of June 30, 2000 amounted to $69.7 million which is comprised of unrealized gains of $97.5 million on available-for-sale securities, net of tax of $27.6 million and foreign currency translation adjustment of $(0.2) million.

LOSS PER SHARE

Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and six months ended June 30, 2000 and 1999 does not include the effects of options to purchase 7.3 million and 2.3 million shares of common stock, respectively; 3.0 million and 3.3 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

Included within weighted average shares outstanding for the three and six month periods ended June 30, 2000 are 90,000 and 290,000 shares, respectively, related to contingently issuable shares of common stock in connection with the IMAKE acquisition (see note 2) whereby certain performance criteria were achieved as of June 30, 2000.

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS

ACQUISITION OF IMAKE

On January 13, 2000, the Company acquired IMAKE, a provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. The purchase price of approximately $35.1 million, excluding contingent consideration of 916,000 shares, consists of 400,000 shares valued at approximately $18.7 million, fair value of options assumed of $9.9 million, $5.8 million of deferred compensation and $0.7 million in acquisition costs. The deferred compensation relates to 124,000 shares of restricted stock issued to employees of IMAKE. The contingent shares will be issued when certain revenue targets are attained. The valuation of in-process technology of $4.7 million in connection with the acquisition of IMAKE is based on an independent appraisal which determined that the e.merge technology acquired from IMAKE had not been fully developed at the date of acquisition. As a result, the Company will be required to incur additional costs to successfully develop and integrate the e.merge platform. The remaining purchase price in excess of the value of identified assets and liabilities assumed of $24.9 million has been allocated as follows: $1.0 million to workforce and $23.9 million to goodwill. Goodwill and workforce are being amortized over their expected period of benefit which is four years for goodwill and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes. On July 20, 2000, the contingency relating to 880,000 shares valued at approximately $11.9 million, has been satisfied and such shares were released from escrow.

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

ACQUISITION OF SABELA

On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $66.3 million consists of approximately 1.2 million shares of 24/7 Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $3.0 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $66.0 million has been allocated as follows: $7.1 million to technology, $1.1 million to workforce and $57.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill and technology;

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

ACQUISITION OF AWARDTRACK

On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.9 million consists of approximately 1.1 million shares of 24/7 Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $1.3 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.9 million has been allocated as follows: $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $61.3 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes.

ACQUISITION OF EXACTIS

On June 28, 2000, the Company acquired all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Exactis.com stockholders received shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. The purchase price of approximately $475.6 million consists of approximately 8.2 million shares of 24/7 Media common stock valued at approximately $383.0 million, fair value of options assumed of $85.7 million, fair value of warrants assumed of $2.3 million, deferred compensation of $2.9 million and acquisition costs of $4.5 million. The purchase price in excess of the value of identified assets and liabilities assumed of $429.1 million has been allocated $60.8 million to technology, $1.0 million to tradename, $3.2 million to workforce, $2.1 million to customer base and $362.0 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology, customer base and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of June 30, 2000 for accounting purposes.

OTHER ACQUISITIONS

On April 1, 2000, we acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of common stock valued at approximately $487,000, excluding contingent consideration of up to $6.7 million to be paid in common stock. On April 17, 2000, we acquired iPromotions, Inc., a Seattle based promotions and sweepstakes management firm, for $2 million in cash and approximately 33,000 shares of common stock valued at approximately $654,000.

SUMMARY

The acquisitions of Sabela, IMAKE, AwardTrack, Exactis, Kendro Communications, iPromotions and the purchase of the remaining interest in Europe have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                                    Net Tangible
                                 Acquisition           Assets         In Process      Deferred     Intangibles/    Useful Life
 Acquired Entity                    Costs           (Liabilities)     Technology    Compensation     Goodwill       (In Years)
-------------------------------------------------------------------------------------------------------------------------------
IMAKE.........................  $    35,096         $      (335)      $    4,700    $     5,786    $    24,945         2-4
24/7 Media Europe.............       24,117                  -               -              -           24,117          3
Sabela........................       66,312                 317              -              -           65,995         2-4
Award Track...................       69,884                 (43)             -              -           69,927         2-4
Exactis.......................      475,636              43,688              -            2,870        429,078         2-4
Other.........................        3,281                 (13)             -              -            3,294          4
                                ------------------------------------------------------------------------------
                                $   674,326         $    43,614       $    4,700    $     8,656    $   617,356
                                ------------------------------------------------------------------------------

The following unaudited pro forma consolidated amounts give effect to all of the above acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the three and six month periods ended June 30, 2000 and 1999. The three and six month period ended June 30, 1999 includes the effect of the acquisitions of Clickthrough, ConsumerNet and Netbookings which were completed in 1999 subsequent to June 30.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.


                                             Three Months Ended June 30,       Six Months Ended June 30,
                                             ---------------------------       ---------------------
                                                2000            1999              2000        1999
                                             ------------   ------------       -----------  --------
                                               (in thousands, except share and per share data)

Total revenues ........................   $     56,361    $     25,049    $    106,872    $     44,949
Net loss ..............................        (55,548)        (56,767)       (112,366)       (111,007)
Net loss per common share -
  basic and diluted ...................   $      (1.59)   $      (1.73)   $      (3.09)   $      (3.52)
Weighted average common shares used
  in net loss per share calculation (1)     34,958,522      32,868,553      36,334,062      31,561,418

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended June 30, 2000 includes the 1,249,487, 1,129,344 and 8,156,843 shares issued for Sabela, AwardTrack and Exactis, respectively as if the shares were issued on January 1, 2000. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended June 30, 1999 includes the actual weighted average common shares outstanding for the historical period ended June 30, 1999, plus the 1,738,330, 76,875, 41,677, 428,745,
686,484, 1,249,487, 1,129,344 and 8,156,843 common shares issued in connection with each of the acquisitions of ConsumerNet, Clickthrough Netbookings, 24/7 Media Europe, IMAKE, Sabela, AwardTrack and Exactis, respectively, as if each acquisition occurred on January 1, 1999.

MERGER RELATED COSTS

Merger related costs for the six months ended June 30, 2000 shown separately on the statement of operations include a $4.7 million write-off of in-process technology and approximately $0.5 million of integration related costs.

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(3)  INTANGIBLE ASSETS, NET


                                June 30,     December 31,
                                  2000           1999
                              -------------  -------------
                                    (in thousands)

Goodwill ....................   $ 615,432    $  83,075
Technology ..................      75,600         --
Workforce ...................       5,700         --
Customer Base ...............       2,100         --
Tradename ...................       1,500         --
Other .......................         319         --
                                ---------    ---------
                                  700,651       83,075
                                ---------    ---------
Less accumulated amortization     (54,758)     (20,677)
                                ---------    ---------
Total .......................   $ 645,893    $  62,398
                                =========    =========


(4)  COMMON STOCK

On January 18, 2000, the Company issued 31,000 shares of common stock to employees of the Company. The related compensation expense of approximately $1.8 million, which includes $0.3 million of employer related taxes, is shown as part of stock-based compensation.

On February 7, 2000, the Company issued approximately 17,000 shares of its common stock to Internet Financial Network, Inc. ("IFN") in exchange for less than 5% of IFN. The investment of approximately $1.0 million is carried at cost.

On May 23, 2000 the Company issued approximately 285,000 shares of restricted stock to certain management and employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares.

Warrants to purchase 401,500 shares of our common stock at prices ranging from $7.62 to $9.96 were exchanged in a cashless exercise, pursuant to their original terms, for 359,839 shares of common stock during the six months ended June 30, 2000.

(5)  STOCK INCENTIVE PLAN

For the six month period ended June 30, 2000, we granted approximately 5.5 million stock options under the 1998 Stock Incentive Plan: 42,299 of such were issued as a result of the acquisition of Sabela at an exercise price of $9.62 per share, 297,000 were issued as a result of the acquisition of IMAKE at an exercise price of $56.25 per share, 88,697 were issued as a result of the acquisition of AwardTrack at exercise prices ranging from $0.97 to $10.65 per share, 2,051,410 were issued as a result of the acquisition of Exactis at an exercise price ranging from $1.25 to $58.33 per share, and 3.0 million options were issued to employees of the Company at exercise prices of $13.375 to $64.63 per share, based on the fair market value of the underlying common stock a the respective times of grant.

(6)  SEGMENT INFORMATION

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to

                                24/7 MEDIA, INC.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


affiliated web sites. The revenue related to the email segment of the business is comprised of email service bureau, newsletters and marketing services to target online users compiled by list management. The technology segment generates revenue by selling software and technology solutions. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three and six months ended June 30, 2000 and 1999, is as follows:


                                                                               Three months ended June 30,
                                                      --------------------------------------------------------------------------
                                                                       2000                                     1999
                                                      ------------------------------------------   -----------------------------
                                                      Network      Mail     Technology     Total    Network     Mail     Total
                                                      ---------  -------   ------------  --------   --------  --------  --------
                                                                    (In thousands)                          (In thousands)
Revenues............................................  $ 40,782    $ 8,535    $ 2,870    $ 52,187   $ 16,537   $  618   $ 17,155
Segment loss from operations........................   (20,006)    (4,267)    (9,571)    (33,845)    (7,925)     (98)    (8,023)
Amortization of goodwill,
 intangibles and advances...........................     8,766      3,908      5,875      18,549      2,473       -       2,473
                                                      --------    -------    -------    --------   --------   ------   --------

                                                                              Six months ended June 30,
                                                     -------------------------------------------------------------------------
                                                                      2000                                     1999
                                                     ------------------------------------------   ----------------------------
                                                     Network      Mail     Technology     Total    Network     Mail     Total
                                                     ---------  -------   ------------  --------   --------  --------  -------
                                                                   (In thousands)                           (In thousands)
Revenues...........................................  $ 77,265   $ 15,419    $ 5,734   $ 98,418   $ 27,607   $ 998   $ 28,605
Segment profit (loss) from operations..............   (38,770)    (7,436)   (23,642)   (69,848)   (15,464)     91    (15,555)
Amortization of goodwill,
 intangibles and advances..........................    16,383      7,228     11,630     35,241      4,731       -      4,731
                                                     --------   --------   --------   --------   --------   ------   --------
Total assets:

June 30, 2000......................................   365,024    540,286     87,984    993,294
December 31, 1999..................................   476,939     57,073        -      534,012



(7)  SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $12,000 and $76,000 for the six month periods ended June 30, 2000 and 1999, respectively.

(8) LITIGATION

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing, and inducing and contributing to the infringement by third parties of a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorney's fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. This case is currently in the discovery stage. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINACIAL CONDITION AND RESULTS OF OPERATIONS

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

     -        24/7 Network;
     -        24/7 Mail; and
     -        24/7 Technology Solutions.

THE 24/7 NETWORK

The 24/7 Network is a global online advertising network. The 24/7 Network aggregates the advertising inventory of hundreds of Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire network. For our flagship Web sites on the network, we actively solicit sponsorships and integrate sales efforts with the Web site's management. We deliver advertising on our network using our 24/7 Connect technology, which enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis. Our Internet advertising network is organized as follows:

   - In the U.S., the network consists of over 425 high profile Web sites to which we delivered an aggregate of more than 5.2 billion advertisements in June 2000;

   - In Europe, the network consists of over 520 Web sites to which we delivered an aggregate of more than 1.0 billion advertisements in June 2000. We developed our European operations in 1999 after acquiring InterAd Holdings Ltd. (renamed 24/7 Media Europe) in a two-step transaction through which we acquired a majority interest in January 1999 and the remainder in January 2000;

   - In Canada, the network consists of over 110 high profile Web sites to which we delivered an aggregate of more than 10 million advertisements in June 2000. We developed our Canadian operations after acquiring Clickthrough Interactive Services, Inc. in July 1999;

   - In Latin America, the network consists of over 60 Web sites to which we delivered an aggregate of more than 50 million advertisements in June 2000;

   - In Asia, through our partner chinadotcom corporation, we support the operation of the network that consists of more than 500 high profile Web sites. This network covers Greater China, the ASEAN nations, Australia, South Korea and Japan; and

   - The 24/7 Network also includes The ContentZone, which consists of over 4,500 small to medium-sized Web sites to which we delivered an aggregate of almost 200 million advertisements in June 2000.

Through the 24/7 Network we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, our AwardTrack subsidiary offers a private label, loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. We also offer our creative design services, sponsorship opportunities, sweepstakes management and syndication services.

24/7 MAIL

Our 24/7 Mail business was developed through the integration of our acquisitions of Sift, Inc. in March 1999 and ConsumerNet, Inc. in August 1999 and subsequent growth. 24/7 Mail provides opt-in email direct marketing services. Our permission-based email-marketing database of more than 23 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Currently, 24/7 Mail conducts the majority of its operations in the U.S. European operations were recently launched, initially in the UK. Our mail product offerings have been significantly enhanced by the acquisition of Exactis, the leading provider of permission based outsourced email marketing and communications solutions.

24/7 TECHNOLOGY SOLUTIONS

24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers and e-commerce merchants. Our technical service team of over 150 employees provides consulting services and around-the-clock support for our ad serving clients. Products within 24/7 Technology Solutions include:

   - 24/7 Connect, a next generation Internet ad serving system that is available on two platforms: 24/7 Connect for Networks, that will initially serve the 24/7 Network in the United States, and 24/7 Connect for Advertisers and Publishers, our third-party ad serving solution. We expect to combine the two platforms into a single solution later this year. We acquired 24/7 Connect for Advertisers and Publishers through our acquisition of Sabela in January 2000; and

   - e.merge, a fully integrated, customizable suite of business applications designed to manage marketing campaigns across multiple forms of electronic media including broadband, set-top boxes and wireless (WAP) applications. We acquired e.merge through our acquisition of IMAKE in January 2000.

We also operate Profilz, a database of Web user profiles that aids in delivering targeted advertising and marketing messages based on demographic profiles.

RESULTS OF OPERATIONS

REVENUES

NETWORK REVENUES. Network revenues were $40.8 million and $77.3 million for the three and six month period ended June 30, 2000, respectively, as compared to $16.5 million and $27.6 million for the three and six month period ended June 30, 1999, representing 147% and 180% growth, respectively. This increase was fueled by a dramatic expansion in the number of ad impressions sold in the U.S. and Europe network business, a significantly increasing number of Web sites that we represent, and our expansion globally to Canada and Latin America. In addition, the number of advertisers and the amount of advertising spending on the Internet increased significantly during this period.

EMAIL REVENUES. Email revenues increased to $8.5 million and $15.4 million for the three and six month period ended June 30, 2000, respectively, compared to $0.6 million and $1.0 million for the three and six month period ended June 30, 1999, representing 1,281% and 1,445% growth, respectively. This increase was fueled by a significant expansion in the types of email services that we offer to include email list management and list brokerage services in addition to our service bureau offerings, as well as a dramatic increase in the number of opt-in email addresses under management. The expansion into these new service offerings was supported by our acquisition of ConsumerNet in the third quarter of 1999. We believe that strong industry acceptance on opt-in email advertising has promoted this strong historical growth and will continue to increase our revenue in the future.

TECHNOLOGY REVENUES. The Technology Solutions segment was formed with the acquisition of Sabela and IMAKE in January 2000. Technology revenues for the three and six month period ended June 30, 2000 were $2.9 million and $5.7 million, respectively. We expect significant revenue growth from our technology solutions products as Connect for Advertisers and Publishers expands its market share for third-party ad serving and as e.merge further penetrates the expanding market for broadband convergence.

COST OF REVENUE AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our Connect ad serving system and Internet access. Gross profit dollars increased significantly and the gross margin, which is network gross profit as a percent of total network revenues, was 22% for the three and six month period ended June 30, 2000. The gross profit declined from 23% for the three month period ended June 30, 1999, however, remained consistent with the six month period ended June 30, 1999.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross profit dollars increased significantly due to the growth in revenues. Gross margin decreased from 60% and 71% for the three and six month periods ended

June 30, 1999, respectively, to 33% and 35% for the three and six month periods ended June 30, 2000. The decrease is due to the shift in the mix of business from service bureau in 1999 to primarily list management and list brokerage in 2000, each of which has a lower gross margin.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists primarily of the salaries of those who provide the service plus the cost of equipment and bandwith for our third-party ad serving. Gross margin was 56% and 58% for the three and six month period ended June 30, 2000, respectively.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product development and amortization of goodwill expenses increased in the three month and six month periods from 1999 to 2000 as (1) we incurred expenses in connection with the growth of our business; and (2) we included the operations of various businesses that we acquired in our results of operations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 26% and 28% for the three and six month period ended June 30, 1999, respectively, to 23% and 24% for the three and six month period ended June 30, 2000. Sales and marketing expenses increased as a result of the growth of our business on a global scale and the resulting additions to sales staff as well as increased marketing expenses. We expect sales and marketing expenses to increase in dollar terms as we continue to invest in sales and marketing personnel, expand into new markets, broaden our visibility, and embark on a global branding campaign; however, we expect that sales and marketing expenses as a percentage of revenue will decline as our business matures across multiple product lines and geographic regions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 28% and 29% for the three and six month period ended June 30, 1999, respectively, to 25% and 24% for the three and six month period ended June 30, 2000. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to continue to increase due to the additional personnel and other expenses required to support our anticipated business growth; however, we expect that general and administrative expenses as a percentage of revenues will decline as our business matures across multiple product lines and geographical regions.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. Product development expenses in 2000 as a percentage of revenue remained consistent with 1999. 24/7 Connect, our ad serving solution, reached the application development stage in March 1999 and we began capitalizing costs related to the project. We capitalized certain costs through March 2000 when 24/7 Connect became operational. During the second quarter of 2000, all enhancements to Connect were expensed as incurred and development of additional capabilities continued to be capitalized. Product development expenses should increase as we are no longer capitalizing the majority of costs from the product development department. We continue to believe that investment in product development, particularly for our broad range of technology platforms and initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $18.5 million and $35.2 million for the three and six months ended June 30, 2000, respectively, as compared to $2.5 million and $4.7 million in the corresponding periods in 1999. Goodwill and intangible amortization increased due to the timing of our acquisitions which commenced in July 1999 and lasted through June 2000. The amortization of partner agreements, NBC and AT&T, which commenced April 1999 and October 2000 respectively, is included for the full three and six months ended June 30, 2000.

STOCK-BASED COMPENSATION. Stock based compensation of $4.2 million for the six months ended June 30, 2000 consists of a $1.9 million charge for unregistered shares issued to employees, $2.0 million in amortization of deferred compensation from the IMAKE acquisition and $0.3 million in amortization of deferred compensation for restricted shares issued to certain management and employees. The expense in 1999 relates solely to amortization of deferred compensation for restricted shares issued to certain employees.

MERGER RELATED COSTS. Merger related costs of $5.2 million for the six months ended June 30, 2000 consist primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediately charged to operations. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future use. As a result, the Company will be required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation. The remaining costs are related to the integration of our recent acquisitions in the first half of 2000.

INTEREST INCOME, NET. Interest income, net was $0.3 million and $0.7 million for the three and six months ended June 30, 2000, respectively and $0.9 million and $1.1 million for the comparative period in 1999. The decrease in interest income was attributable to interest earned on the cash and cash equivalents from the net proceeds due to our secondary offering of common stock in May of 1999, which we are using to fund operations.

GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our chinadotcom stock. On January 13, 2000 we sold shares which had a cost basis of $0.4 million and resulted in a gain of approximately $11.7 million. On May 23, 2000, we sold shares which had a cost basis of $0.6 million and resulted in a gain of approximately $11.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations primarily through private placements of equity securities and public offerings of our common stock.

Net cash used in operating activities was $32.6 million and $15.2 million for the six month periods ended June 30, 2000 and 1999, respectively. Net cash used in operating activities resulted from our net operating losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $24.1 million for the six month period ended June 30, 2000 and net cash used in investing activities was $21.2 for the same period in 1999. During the six months ended June 30, 2000, we continued to acquire equipment and capitalize internally developed software costs associated with 24/7 Connect. In addition we continue to invest in strategic partners both by acquisition and making equity investments; and we invested the proceeds from the sale of a portion of our investments. In addition, we received $22.1 million of cash through our acquisitions in exchange for our common stock.

Net cash provided by financing activities was $4.8 million and $99.5 million for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of exercise of stock options for the six months ended June 30, 2000 and proceeds from our secondary offering for the same period in 1999.

As of June 30, 2000, we had $38.9 million of cash and cash equivalents $9.6 million of short and long term marketable securities and $143.6 million in available-for-sale securities. Our principal commitment is funding on-going operations. Our operating expenses will continue to be a material use of our cash resources as we will continue to experience significant growth. Although we have no material commitments for capital expenditures, we anticipate that we will maintain a significant level of capital expenditure and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

Litigation brought against us by DoubleClick may result in a significant expense and use of resources (see Part II, Item 1.)

We believe that our existing cash and cash equivalents, short-term investments and available-for-sale securities which could be sold, will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors". In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity securities. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity" which delayed the effective date of SFAS 133 from June 15, 1999 to June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivative under SFAS 133 and is effective upon adoption of SFAS 133. The Company has not yet determined the impact of this pronouncement on our financial position or results of operations.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements - provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company has not yet determined the impact of this pronouncement on our financial position or results of operations.


In March 2000, FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 regarding (a) the definition of EMPLOYEE for purposes of applying APB No, 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to their terms of a previously fixed stock option or award, and (d) the accounting or an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that the Interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the is Interpretation are recognized on a prospective basis from July 1, 2000. There has been no impact due to the adoption of FIN 44 on the Company's results of operations.

RISK FACTORS

You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR
BUSINESS

We were formed as a result of the merger of three companies in February 1998 and have since acquired twelve companies to date. None of the companies nor any company that we have since acquired had an operating history of more than five years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

   - develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;

   -     further develop and upgrade our technology;

   -     respond to competitive developments;

   - implement and improve operational, financial and management information systems; and

   -     attract, retain and motivate qualified employees.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE COMPANIES THAT WE HAVE ACQUIRED

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired twelve more companies. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

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

   -     the diversion of management's attention from other business concerns;
         and

   - the availability of favorable acquisition financing for future acquisitions; and the potential loss of key employees of any acquired business.

Our inability to successfully integrate any acquired company could adversely affect our business.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE

We incurred net loss of $22.2 million and $7.2 million for the three month periods ended June 30, 2000 and 1999, respectively, and $46.0 million and $14.4 million for the six month period ended June 30, 2000 and 1999, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST

Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

   -     the addition of new or loss of clients;

   -     changes in fees paid by advertisers and direct marketers;

   - changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;

   - the introduction of new Internet marketing services by us or our competitors;

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

OUR REVENUES ARE SUBJECT TO SEASONAL FLUCTUATIONS

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

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP

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

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE MOST OF OUR REVENUES, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE

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

GROWTH OF OUR BUSINESS DEPENDS ON THE DEVELOPMENT OF ONLINE DIRECT MARKETING

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

OUR DEVELOPMENT OF A NEXT GENERATION AD SERVING TECHNOLOGY MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION

24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We recently launched 24/7 Connect, and to successfully complete the roll-out of 24/7 Connect, we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our Profilz database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Even if we successfully address all these challenges, we must then work with our Web sites, advertisers and direct marketing clients to transition them to our new system, which could also create a risk of business disruption and loss of any of our clients.

LOSS OR FAILURE OF OUR THIRD PARTY AD SERVING TECHNOLOGY COULD DISRUPT OUR BUSINESS

Unless and until the complete roll-out and transition to 24/7 Connect is consummated, we will be partially dependent on AdForce, Inc. to deliver ads to our networks of Web sites. If such service becomes unavailable or fails to serve our ads properly or fails to produce the frequent operational reports required, our business would be adversely affected. Additionally, our use of multiple systems to serve ads requires us to employ significant effort to prepare information for billing, client statements and financial reporting. We are upgrading our systems to integrate a new accounting system with our ad serving technologies to improve our accounting, control and reporting methods. Our inability to upgrade our existing reporting systems and streamline our procedures may cause delays in the timely reporting of financial information.

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES

The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended June 30, 2000 and 1999, approximately 21% and 43%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended June 30, 2000, the top ten Web sites included AT&T WorldNet Service, NetZero.net, DesktopDollars, Inc., Juno Online Services, Inc., Mapquest.com, Inc., Goto.com, Earthlink Network, Community Connect, Inc., Havas Interactive, and Reuters News Network. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES

We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended June 30, 2000, our top ten advertisers and ad agencies accounted for approximately 19% of our total revenues.

ADVERTISERS AND AD AGENCIES TYPICALLY PURCHASE ADVERTISING UNDER PURCHASE ORDER AGREEMENTS THAT RUN FOR A LIMITED TIME

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

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH

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

WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH

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

   -     Expand, train, retain and manage our work force.

We cannot be certain that our systems, procedures or controls will be adequate to support our expanding operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the expansion of our sales, marketing and customer support departments.

OUR INTERNATIONAL EXPANSION MAY POSE LEGAL AND CULTURAL CHALLENGES

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

In addition to these factors, due to our minority ownership stake in the 24/7 Network in Asia, we are relying on chinadotcom corporation to conduct operations, build the network, aggregate Web publishers and coordinate sales and marketing efforts in Asia. The success of the 24/7 Network in Asia is directly dependent on the success of chinadotcom corporation and its dedication of sufficient resources to our relationship.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS WE MAY NOT BE ABLE TO GROW

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

DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have received five patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. We cannot assure you that any of our patent applications or trademark applications will be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

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

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD HINDER OUR ABILITY TO DELIVER ADVERTISEMENTS OVER THE INTERNET

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

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing, inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. In addition, some of our contracts with Web publishers require us to indemnify the Web publishers for losses they incur arising from any infringement by our ad serving technology of a third party's intellectual property rights. If DoubleClick is successful in its claims against Sabela or files a similar suit against us, we may be hindered from competing in the Internet advertising market and our operations could be severely harmed. The DoubleClick suit could result in limitations on how we implement our 24/7 Connect for Advertisers and Publishers product, delays and costs associated with redesigning our 24/7 Connect for Advertisers and

Publishers product and payments of license fees and other monies. An injunction obtained by DoubleClick could eliminate our ability to deliver advertisements over the Internet through our 24/7 Connect for Advertisers and Publishers product. If it is determined that we have infringed on Doubleclick's patent we may be required to alter our technology in a way that would not infringe the DoubleClick patent, and we cannot assure you that these alterations would be successful.

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

INTELLECTUAL PROPERTY LIABILITY

We may be liable for content available or posted on the Web sites of our web publishers. We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory. Any claims or counterclaims could be time consuming, result in costly litigation or divert management's attention.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING DEMOGRAPHIC OR OTHER CONSUMER
DATA

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

Growing public concern regarding privacy and the collection, distribution and use of information about individuals has led to increased federal and state scrutiny and legislative and regulatory activity. In addition, the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. The European Union recently adopted a directive that may limit our collection and use of information regarding Internet users in Europe. Various technology and direct marketing industry groups have also been addressing this issue. The Network Advertising Initiative, an industry self-regulatory group comprised of third-party ad servers, including us, has proposed a series of self-regulatory principles that have been publicly supported by the Federal Trade Commission and the Department of Commerce. Despite this achievement, the government may propose and implement legislation that may be more adverse than the network Advertising Initiative's principles. Other trade associations are active as well. The Online Privacy Alliance, a broad coalition of high-technology companies, is examining fair information practices and may offer proposals for industry acceptance. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of information which it recommends that industry participants, including us, follow.

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

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE

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

POSSIBLE VOLATILITY OF STOCK PRICE

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

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at June 30, 2000 include equity positions in companies in the Internet industry sector, including chinadotcom corporation, Network Commerce, Inc., and i3 Mobile, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of June 30, 2000, would result in an approximate
$28.6 million decrease in the fair value of the Company's available-for-sale securities.

INTEREST RATE RISK. 24/7 Media's investments are classified as cash and cash equivalents with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 media.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleges that Sabela is infringing, and inducing and contributing to the infringement by third parties of a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick is seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. This litigation can be expected to result in significant expenses to us and the diversion of management time and other resources, the extent of which cannot be quantified with any reasonable accuracy given the early stage of this litigation. This case is currently in the discovery stage. We believe we have meritorious defenses to this lawsuit and intend to defend ourselves vigorously.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 17, 2000, we acquired iPromotions through the issuance of approximately 32,962 shares of our common stock.

On May 19, 2000, we acquired Kendro Communications through the issuance of approximately 25,694 shares of our common stock.

On May 23, 2000, we issued approximately 285,000 shares of restricted stock to certain management and employees of the company.

On June 28, 2000, we acquired Exactis.com for approximately 8.2 million shares of our common stock plus the assumption of previously outstanding stock options and warrants which were converted into options and warrants to acquire approximately 2.1 million shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our special meeting held on June 27, 2000 in connection with our merger with Exactis.com, Inc., we submitted the following matters to a vote of our stockholders through a proxy solicitation:

1. To consider and vote upon a proposal to approve the issuance of our shares of common stock pursuant to a merger agreement with Exactis.com, Inc.

2. To consider and vote upon an amendment of the Certificate of Incorporation of 24/7 Media, Inc.

The results of the voting at the special meeting were as follows:

                                                          AFFIRMATIVE
                     PROPOSAL                             VOTES           VOTES AGAINST     ABSTENTIONS
Share Issuance                                           16,342,776          121,152           92,297
Amendment to Certificate of Incorporation                21,237,315          817,915           97,914



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit 27 Financial data schedule

(b)      Reports on Form 8-K.

We filed a Current Report on Form 8-K dated June 28, 2000. The report contained information about the consummation of the acquisition of Exactis.

We filed a Current Report on Form 8-K dated August 2, 2000. The report contained information about a press release issued by the Company on August 1, 2000.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  August 14, 2000

                                   By:  /s/  David J. Moore
                                        --------------------
                                        David J. Moore
                                        President and Chief Executive Officer

                                   By:  /s/  C. Andrew Johns
                                        --------------------
                                        C. Andrew Johns
                                        Chief Financial Officer