Form 10-Q
period 2000-09-30
24/7 MEDIA INC
filed 2000-11-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       or

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

                  CLASS                       OUTSTANDING AT NOVEMBER 10, 2000
  Common Stock, par value $.01 per share              42,460,285 Shares

                                24/7 MEDIA, INC.
                                    FORM 10-Q
                                      INDEX

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2000
   (unaudited) and December 31, 1999 ......................................    2
Consolidated Statements of Operations for the three and nine month
   periods ended September 30, 2000 and 1999 (unaudited) ..................    3
Consolidated Statements of Cash Flows for the nine month periods ended
   September 30, 2000 and 1999 (unaudited) ................................    4
Notes to Unaudited Interim Consolidated Financial Statements ..............    5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations .......................................   15
Item 3. Quantitative and Qualitative Disclosure about Market Risk .........   28
Part II. Other Information
Item 1. Legal Proceedings .................................................   29
Item 2. Changes in Securities and Use of Proceeds .........................   29
Item 3. Defaults Upon Senior Securities ...................................   29
Item 4. Submission of Matters to a Vote of Security Holders ...............   29
Item 5. Other Information .................................................   30
Item 6. Exhibits and Reports on Form 8-K ..................................   30
Item 7. Signatures ........................................................   30

                                24/7 MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    September 30,   December 31,
                                                                        2000           1999
                                                                    -------------   ------------
               ASSETS                                                (unaudited)
Current assets:
   Cash and cash equivalents .....................................   $    23,123    $    42,786
   Accounts receivable, less allowances of $5,702
     and $2,522, respectively ....................................        60,217         34,004
   Prepaid expenses and other current assets .....................         8,789          4,846
                                                                     -----------    -----------

       Total current assets ......................................        92,129         81,636

Property and equipment, net ......................................        46,538         18,595
Intangible assets, net ...........................................       673,629         62,398
Investments ......................................................       165,555        366,630
Deferred cost of partner agreements, net .........................           404          4,260
Other assets .....................................................         5,866            493
                                                                     -----------    -----------
       Total assets ..............................................   $   984,121    $   534,012
                                                                     ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................   $    26,622    $    24,504
   Accrued liabilities ...........................................        30,040         13,875
   Current installments of obligations under capital leases ......            50             49
   Deferred revenue ..............................................         3,856          2,019
                                                                     -----------    -----------
       Total current liabilities .................................        60,568         40,447
                                                                     -----------    -----------

Obligations under capital leases, excluding current installments .           170             13
Deferred tax liability ...........................................            --         95,656
Deferred revenue .................................................           800             --
Minority interest ................................................           105            105

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      and no shares issued or outstanding ........................            --             --
    Common stock, $.01 par value; 70,000,000 shares authorized;
      42,367,821 and 22,422,516 shares issued and outstanding,
      respectively ...............................................           424            224
    Additional paid-in capital ...................................     1,069,705        282,806
    Deferred stock compensation ..................................        (9,345)          (232)
    Accumulated other comprehensive income .......................        44,291        194,790
    Accumulated deficit ..........................................      (182,597)       (79,797)
                                                                     -----------    -----------
        Total stockholders' equity ...............................       922,478        397,791
                                                                     -----------    -----------
       Total liabilities and stockholders' equity ................   $   984,121    $   534,012
                                                                     ===========    ===========

 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, expect share and per share data)

                                                                     Three months ended September       Nine months ended September
                                                                                  30,                               30,
                                                                     ----------------------------      ----------------------------
                                                                         2000            1999              2000            1999
                                                                     ------------    ------------      ------------    ------------
                                                                             (unaudited)                      (unaudited)
Revenues:
   Network .......................................................   $     26,013    $     21,861      $    103,278    $     49,468
   Email .........................................................          9,729           2,452            25,148           3,450
   Technology ....................................................         12,386              --            18,120              --
                                                                     ------------    ------------      ------------    ------------
       Total revenues ............................................         48,128          24,313           146,546          52,918
                                                                     ------------    ------------      ------------    ------------

Cost of revenues:
   Network .......................................................         21,770          16,368            82,256          37,932
   Email .........................................................          5,639           1,379            15,617           1,673
   Technology ....................................................          3,655              --             6,035              --
                                                                     ------------    ------------      ------------    ------------
       Total cost of revenues ....................................         31,064          17,747           103,908          39,605
                                                                     ------------    ------------      ------------    ------------

       Gross profit ..............................................         17,064           6,566            42,638          13,313
                                                                     ------------    ------------      ------------    ------------

Operating expenses:
   Sales and marketing (exclusive of $651, $0, $2,196 and $0,
     respectively, reported below as stock-based compensation) ...         14,745           6,720            38,452          14,668
   General and administrative (exclusive of $914, $0, $2,809 and
     $0, respectively, reported below as stock-based compensation)         17,469           7,420            41,348          15,808
   Product development (exclusive of $914, $0, $2,809 and $0,
     respectively, reported below as stock-based compensation) ...          7,889             327            11,084           1,569
   Amortization of goodwill, intangibles and advances ............         46,757           4,573            81,998           9,240
   Stock-based compensation ......................................          2,226             228             6,455             285
   Merger related costs ..........................................            152              --             5,323              --
                                                                     ------------    ------------      ------------    ------------
       Total operating expenses ..................................         89,238          19,268           184,660          41,570
                                                                     ------------    ------------      ------------    ------------

       Loss from operations ......................................        (72,174)        (12,702)         (142,022)        (28,257)
Interest income, net .............................................            501           1,034             1,234           2,182
Gain on sale of investments ......................................         14,885              --            37,988              --
                                                                     ------------    ------------      ------------    ------------
       Net loss ..................................................   $    (56,788)   $    (11,668)     $   (102,800)   $    (26,075)
                                                                     ============    ============      ============    ============
Net loss per common share - basic and diluted ....................   $      (1.49)   $      (0.55)     $      (3.39)   $      (1.36)
                                                                     ============    ============      ============    ============
Weighted average common shares outstanding .......................     38,122,316      21,103,871        30,307,724      19,202,112
                                                                     ============    ============      ============    ============

 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                        2000         1999
                                                                     ---------    ---------
Cash flows from operating activities:                                     (unaudited)
Net loss .........................................................   $(102,800)   $ (26,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets ....................       7,213        1,598
Write-off of acquired in-process technology ......................       4,700           --
Provision for doubtful accounts and sales reserves ...............       3,180           --
Amortization of goodwill and other intangible assets .............      80,185        8,762
Amortization of partner agreements ...............................       1,813          648
Non-cash compensation ............................................       6,115          285
Gain on sale of investment .......................................     (37,988)          --
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable ..........................................     (21,321)     (13,354)
    Prepaid assets and other current assets ......................      (1,625)        (986)
    Other assets .................................................      (2,398)        (160)
    Accounts payable and accrued liabilities .....................      (5,166)       9,112
    Deferred revenue .............................................      (4,510)       1,934
                                                                     ---------    ---------
         Net cash  used in operating activities ..................     (72,602)     (18,236)
                                                                     ---------    ---------
Cash flows from investing activities:
Capital expenditures .............................................     (19,646)     (13,338)
Proceeds from the sale of investments ............................      40,243           --
Cash acquired in acquisitions, net of cash paid ..................      23,952       (6,002)
Proceeds from the sale of marketable securities ..................       9,613           --
Cash paid for investments ........................................      (6,120)     (19,619)
Increase in intangible assets ....................................        (108)         (18)
                                                                     ---------    ---------
         Net cash provided by (used in) investing activities .....      47,934      (38,977)
                                                                     ---------    ---------
Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants       5,309        1,107
Payment of capital lease obligations .............................         (58)         (55)
Proceeds from secondary offering, net ............................          --      100,465
Repayment of notes payable .......................................          --       (1,439)
(Payments)/proceeds from short-term borrowings ...................          --         (180)
                                                                     ---------    ---------
         Net cash provided by financing activities ...............       5,251       99,898
                                                                     ---------    ---------
         Net change in cash and cash equivalents .................     (19,417)      42,685
         Net effect of foreign currency adjustments ..............        (246)          72
Cash and cash equivalents at beginning of period .................      42,786       34,049
                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................   $  23,123    $  76,806
                                                                     =========    =========

 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

24/7 Media together with its subsidiaries is a provider of customer acquisition and customer retention marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. The Company operates in three principal lines of business: 24/7 Network, 24/7 Mail and 24/7 Technology Solutions.

The 24/7 Network operates globally, with operations in the United States, Europe, Canada, Latin America, and, along with the Company's partner, chinadotcom corporation ("chinadotcom"), the Asia-Pacific Region, providing ad sales solutions for Web-based advertising including banner ads, sponsorships, loyalty reward programs and promotions. 24/7 Mail has operations in the United States, Canada and Europe where the Company serves as list managers for permission-based email lists. 24/7 Technology Solutions operates globally, providing third-party ad serving, email based direct marketing services, targeted search traffic delivery, broadband solutions and professional services. The Company launched 24/7 Technology Solutions early in 2000 when the Company acquired Sabela Media, Inc. ("Sabela") and IMAKE Software and Services, Inc. ("IMAKE") in January 2000 (see note 2). We added to our technology offerings later in the year with the acquisition of Exactis.com ("Exactis") and Website Results ("WSR")(see note 2).

Inherent in our business are various risks and uncertainties, including our limited operating history, unproven business model and the limited history of electronic commerce on the Internet. Our success may depend in part upon the emergence of the Internet as a communications medium, prospective project development efforts, and the acceptance of our solutions by the marketplace.

Organization and Basis of Presentation

Principles of Consolidation

The Company's consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

Interim Results

The unaudited consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by 24/7 Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of the Company's operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the consolidated results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000.

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

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalized Software

As of September 30, 2000, the Company has capitalized approximately $16.5 million in connection with the 24/7 Connect ad serving system, which is being amortized over four years.

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

The fair value of the available-for-sale marketable securities is based on the quoted market values as of September 30, 2000 as reported on NASDAQ. As of September 30, 2000, The Company had gross unrealized gains related to such securities of $51.4 million, and gross unrealized losses of $6.4 million. We also have $76.1 million in cost based investments, including $39.4 million in 24/7 Media-Asia (see note 8).

In the nine months ended September 30, 2000, the Company sold approximately 1.6 million shares of chinadotcom stock at prices ranging from $17.95 to $40.48 per share. The shares had a cost basis of $2.3 million, which resulted in a gain of approximately $38.0 million.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

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

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company's technology revenues are derived from adserving, software consulting, service, development and maintenance contracts. Revenues under fixed price contracts are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients and is recognized upon delivery. For revenue recognition related to Sony, see note 8.

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

At September 30, 2000 and December 31, 1999, accounts receivable included approximately $15.8 million and $7.8 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The increase in unbilled receivables from December 31, 1999 to September 30, 2000 resulted primarily from the Company's integration and relocation of certain operations. The terms of the related advertising contracts typically require billing at the end of each month. Of the unbilled receivables as of September 30, 2000, $9.8 million have been subsequently billed.

Comprehensive Income (Loss)

Total comprehensive income (loss) for the nine month periods ended September 30, 2000 and 1999 was $(253.3) million and $50.5 million, respectively. Comprehensive loss resulted primarily from net losses of $102.8 million and $26.1 million respectively as well as a change in unrealized gains, net of tax, of marketable securities of $(150.3) million and $76.5 million respectively and foreign currency translation adjustments of $(0.2) million and $0.1 million, respectively.

Loss Per Share

Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 does not include the effects of options to purchase 7.7 million and 2.3 million shares of common stock, respectively; 2.9 million and 3.3 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(2) ACQUISITIONS

Acquisition of IMAKE

On January 13, 2000, the Company acquired IMAKE, a provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. The purchase price of approximately $35.1 million, excluding contingent consideration of 916,000 shares, consists of 400,000 shares originally valued at approximately $18.7 million, fair value of options assumed of $9.9 million, $5.8 million of deferred compensation and $0.7 million in acquisition costs. The deferred compensation relates to 124,000 shares of restricted stock issued to employees of IMAKE. The contingent shares will be issued when certain revenue targets are attained. The valuation of in-process technology of $4.7 million in connection with the acquisition of IMAKE is based on an independent appraisal which determined that the e.merge technology acquired from IMAKE had not been fully developed at the date of acquisition. As a result, the Company will be required to incur additional costs to successfully develop and integrate the e.merge platform. The remaining purchase price in excess of the value of identified assets and liabilities assumed of $24.9 million has been allocated $1.0 million to workforce and $23.9 million to goodwill. Goodwill and workforce are being amortized over their expected period of benefit which is four years for goodwill and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

On July 20, 2000, the Company amended the purchase agreement and released 880,000 contingent shares. The shares had a value of $11.9 million, which was considered additional goodwill. As of September 30, 2000, an additional 18,000 contingent shares were earned pursuant to the agreement, resulting in $0.2 million of additional goodwill. The additional amounts of goodwill are being amortized over the remaining period of benefit.

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

Acquisition of Sabela

On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $66.3 million consists of approximately 1.2 million shares of 24/7 Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $3.0 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $66.0 million has been allocated $7.1 million to technology, $1.1 million to workforce and $57.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill and technology; and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

Acquisition of AwardTrack

On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.9 million consists of approximately 1.1 million shares of 24/7 Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $1.3 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.9 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $61.3 million to goodwill. Goodwill and other intangible

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes.

Acquisition of Exactis

On June 28, 2000, the Company acquired all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Exactis.com stockholders received shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. The purchase price of approximately $475.6 million consists of approximately 8.2 million shares of 24/7 Media common stock valued at approximately $383.0 million, fair value of options assumed of $82.9 million, fair value of warrants assumed of $2.3 million, deferred compensation of $2.9 million and acquisition costs of $4.5 million. The purchase price in excess of the value of identified assets and liabilities assumed of $429.1 million has been allocated $60.8 million to technology, $1.0 million to tradename, $3.2 million to workforce, $2.1 million to customer base and $362.0 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology, customer base and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of June 30, 2000 for accounting purposes.

Acquisition of WSR

On August 24, 2000, the Company acquired WSR, which engages in the business of delivering targeted search traffic on behalf of its clients. The purchase price of approximately $66.7 million, excluding contingent consideration of 2.8 million shares, consists of approximately 4.3 million shares of 24/7 Media common stock valued at approximately $61.3 million, fair value of options assumed of $4.1 million and acquisition costs of $1.3 million. The purchase price in excess of the value of identified assets acquired of $63.0 million has preliminarily been allocated $1.1 million to unearned stock compensation and $61.9 to goodwill. The acquisition was accounted for as a purchase business combination.

Other Acquisitions

On April 1, 2000, we acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of common stock valued at approximately $487,000, excluding contingent consideration of $6.7 million to be paid in common stock. On April 17, 2000, we acquired iPromotions, Inc., a Seattle based promotions and sweepstakes management firm, for $2 million in cash and approximately 33,000 shares of common stock valued at approximately $654,000.

Summary

The acquisitions of Sabela, IMAKE, AwardTrack, Exactis, Kendro Communications, iPromotions, WSR and the purchase of the remaining interest in Europe have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                     Net Tangible
                      Acquisition       Assets       In-Process      Deferred     Intangibles/   Useful Life
Acquired Entity          Costs       (Liabilities)   Technology    Compensation     Goodwill      (In Years)
------------------------------------------------------------------------------------------------------------
IMAKE                  $  47,146      $    (335)      $   4,700      $   5,786      $  36,995         2-4
24/7 Media Europe         24,117             --              --             --         24,117          3
Sabela                    66,312            317              --             --         65,995         2-4
AwardTrack                69,884            (43)             --             --         69,927         2-4
Exactis                  475,636         43,688              --          2,870        429,078         2-4
WSR                       66,675          3,720                          1,072         61,883          4
Other                      3,378            (13)             --             --          3,391         2-4
                       ----------------------------------------------------------------------
                       $ 753,148      $  47,334       $   4,700      $   9,728      $ 691,386
                       ----------------------------------------------------------------------

The following unaudited pro forma consolidated amounts give effect to all of the above acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the three and nine month periods ended September 30, 2000 and 1999.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                  Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                             -------------------------------       -------------------------------
                                                  2000              1999               2000               1999
                                             ------------       ------------       ------------       ------------
                                                          (in thousands, except share and per share data)
Total revenues ........................      $     50,680       $     30,975       $    165,832       $     74,050
Net loss ..............................           (62,397)           (64,004)          (180,389)          (185,149)
Net loss per common share -
  basic and diluted ...................      $      (1.53)      $      (1.61)      $      (4.51)      $      (4.90)
Weighted average common shares used
  in net loss per share calculation (1)        40,811,012         39,674,771         39,974,313         37,773,012

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended September 30, 2000 includes the 1,129,344, 1,249,487, 880,000, 8,156,843, 880,000, and 4,260,000
shares issued for AwardTrack, Sabela, IMAKE, Exactis and WSR, respectively as if the shares were issued on January 1, 2000. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended September 30, 1999 includes the actual weighted average common shares outstanding for the historical period ended September 30, 1999, plus the 1,738,330, 41,677, 428,745, 1,566,484, 1,249,487, 1,129,344, 8,156,843 and
4,260,000 common shares issued in connection with each of the acquisitions of ConsumerNet, Netbookings, 24/7 Media Europe, IMAKE, Sabela, AwardTrack, Exactis and WSR, respectively, as if each acquisition occurred on January 1, 1999.

Merger Related Costs

Merger related costs for the nine months ended September 30, 2000 shown separately on the statement of operations include a $4.7 million write-off of in-process technology associated with the IMAKE aquisition and approximately $0.6 million of integration related costs.

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(3) INTANGIBLE ASSETS, NET

                                                September 30,       December 31,
                                                     2000               1999
                                                -------------       ------------
                                                         (in thousands)
        Goodwill ..........................       $ 689,366          $  83,075
        Technology ........................          75,600                 --
        Workforce .........................           5,700                 --
        Customer Base .....................           2,100                 --
        Tradename .........................           1,500                 --
        Other .............................             182                 --
                                                  ---------          ---------
                                                    774,448             83,075
                                                  ---------          ---------
        Less accumulated amortization .....        (100,819)           (20,677)
                                                  ---------          ---------
        Total .............................       $ 673,629          $  62,398
                                                  =========          =========

(4) COMMON STOCK

On January 18, 2000, the Company issued 31,000 shares of common stock to employees of the Company. The related compensation expense of approximately $1.8 million is included as part of stock-based compensation in our 2000 statements of operations, however, it would normally be included in general and administrative expenses.

On February 7, 2000, the Company issued approximately 17,000 shares of its common stock to Internet Financial Network, Inc. in exchange for less than 5% of IFN. The investment of approximately $1.0 million will be carried at cost.

On May 23, 2000, the Company issued approximately 285,000 shares of restricted stock to certain employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares.

Warrants to purchase 401,500 shares of our common stock at prices ranging from $7.62 to $9.96 were exchanged in a cashless exercise, pursuant to their original terms, for 359,839 shares of common stock during the nine months ended September 30, 2000.

(5) STOCK INCENTIVE PLAN

For the nine month period ended September 30, 2000, we granted approximately 5.8 million stock options under the 1998 Stock Incentive Plan: 42,299 of such were issued as a result of the acquisition of Sabela at an exercise price of $9.62 per share, 297,000 were issued as a result of the acquisition of IMAKE at an exercise price of $56.25 per share, 88,697 were issued as a result of the acquisition of AwardTrack at exercise prices ranging from $0.97 to $10.65 per share, 2,051,410 were issued as a result of the acquisition of Exactis at an exercise price ranging from $1.25 to $51.88 per share, 349,250 were issued as a result of the acquisition of WSR at an exercise price of $12.68 per share, and the remaining 2.9 million of such were issued to employees at exercise prices of $10.00 to $64.63 per share(based on the fair market value of the Company's common stock at the respective dates of grant).

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(6) SEGMENT INFORMATION

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites. The revenue related to the email segment of the business is comprised of marketing services to target online users compiled by list management. The technology segment generates revenue by providing third party ad serving, email delivery service bureau, search engine traffic delivery, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three and nine months ended September 30, 2000 and 1999, is as follows:

                                                                Three months ended September 30,
                                  -----------------------------------------------------------------------------------------
                                                      2000                                            1999
                                  -----------------------------------------------------------------------------------------
                                   Network       Mail       Technology      Total      Network         Mail         Total
                                  --------     --------    ------------   --------    ---------      --------      --------
                                                   (in thousands)                                (in thousands)
Revenues ...................      $ 26,013     $  9,729      $ 12,386     $ 48,128    $ 21,861       $  2,452      $ 24,313
Segment loss from operations       (25,394)      (2,859)      (43,921)     (72,174)    (11,088)        (1,614)      (12,702)
Amortization of goodwill,
intangibles and advances ...         8,417        3,316        35,024       46,757       2,561          1,651         4,212
                                  --------     --------      --------     --------------------       --------      --------

                                                                Nine months ended September 30,
                                  -----------------------------------------------------------------------------------------
                                                      2000                                            1999
                                  -----------------------------------------------------------------------------------------
                                   Network       Mail       Technology      Total      Network         Mail         Total
                                  --------     --------    ------------   --------    ---------      --------      --------
                                                   (in thousands)                                (in thousands)
Revenues ...................      $103,278     $ 25,148      $ 18,120     $146,546    $ 49,468       $  3,450      $ 52,918
Segment loss from operations       (64,456)      (9,412)      (68,154)    (142,022)    (26,585)        (1,672)      (28,257)
Amortization of goodwill,
intangibles and advances ...        24,801        9,952        47,245       81,998       6,941          1,651         8,592
                                  --------     --------      --------     --------------------       --------      --------
Total assets:
September 30, 2000 .........       340,335       57,473       586,313      984,121
December 31, 1999 ..........       476,939       57,073            --      534,012

(7) SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $14,000 and $76,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

During the nine months ended September 30, 2000, the Company entered into capital leases to acquire equipment totaling $216,000.

(8) SIGNIFICANT CONTRACTS

NBC

In March 1999, the Company signed an exclusive agreement with NBC-Interactive Neighborhood (NBC-IN) that would allow the Company to sell advertising on NBC network television stations and their associated Web sites at the local market level in exchange for services to be provided by the Company. As part of this agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of our common stock for $26.05 per share. The first 75,000 warrants vested on March 11, 1999 and will expire on March 11, 2002, The remaining 75,000 shares covered by this warrant were to vest in eighteen increments of approximately 4,167 shares each on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. In August 2000, as a result of the termination of the agreement, 75,000 unvested warrants expired. As a result, the Company reversed the original value ascribed to the warrants issued in connection with this partner agreement of $1.8 million, which remained unamortized, against additional paid in capital.

                                24/7 MEDIA, INC.
          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AT&T

On October 1, 1999, an agreement was reached with AT&T WorldNet to extend the current strategic marketing arrangement. The agreement includes banner advertising services, email campaigns and other marketing promotion services for a term of one year with an optional one year extension. Under this agreement the Company is subject to certain performance obligations. If the Company fails to meet these performance obligations additional charges maybe incurred. The Company issued warrants to purchase 150,000 shares of our common stock in connection with the agreement. The warrants vest upon attaining certain revenue targets and the extension of the contract. The warrants relating to the initial term of the agreement for the purchase of 75,000 shares were valued at approximately $2.0 million based on an independent valuation. Due to the nature of the agreement, these warrants one being revalued each month based on the Company's share price. A ratable portion of the warrants has been expensed, as applicable, with the offset to additional paid in capital. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 6%, dividend yield of 0%, expected life of 4.3 years and volatility of 90%. Because the vesting of the second warrants to purchase 75,000 shares is dependent upon the extension of the original term and no obligation exists for either party to extend the agreement, no value has been ascribed to the warrants due to the contingency associated with the extension provision.

Sony

In December 1998, Exactis sold its online publishing business, including rights to the InfoBeat brand, the consumer newsletters and the subscriber lists to Sony Music, a Group of Sony Music Entertainment Inc. Exactis also entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music through December 2001. Exactis received $11.8 million under the sales agreement and related service agreement. The agreements also provides for additional minimum payments of $3.0 million over the term of the service agreement. The separate fair values of the sales and service agreements were not objectively determinable. Therefore, the proceeds of the sales and service agreements are being recognized as technology service revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. At September 30, 2000, approximately $4.2 million in deferred revenue is related to the Sony Music agreements.

chinadotcom

On August 24, 2000, the Company acquired a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom ("CDC"), in exchange for 2.5 million shares of the Company's common stock valued at $39.4 million. Pursuant to the exchange agreement, CDC is entitled to one Class I member on the Company's board, with a term expiring in 2002. The Company cannot sell its interest in Media-Asia nor can CDC sell any of the 2.5 million shares received for a period of twelve months. Each of the parties received the right of first refusal to purchase the others shares, except in the case of an IPO. The Company agreed to provide funding of up to approximately $2 million in additional capital in proportion to its equity interest, provided 24/7 Media-Asia's 80.1% stockholder, CDC, provides up to approximately $8.0 million in additional capital. In addition, 24/7 Media received an option to put back our shares in Media-Asia for approximately 1.8 million shares of CDC (i) upon change of control of CDC or
(ii) upon the third anniversary of the agreement if an IPO of Media-Asia doesn't occur within conditions as specified in the agreement. The Company has recorded its investment in Media-Asia as a cost basis investment as of September 30, 2000.

In August 2000, the Company acquired a 19.9% interest in AT-Asia, a subsidiary of CDC, through our subsidiary AwardTrack. The Company and CDC have committed to make a minimum investment of $4 million based on our pro-rata shares. The Company is required to make an initial investment of approximately $200,000. In addition, the Company has the option to purchase within the first twelve months additional shares to increase the Company's ownership percentage to 45% in exchange for $1 million.

The Company has entered into licensing and service agreements with Media-Asia relating to use of the 24/7 Media name, use of the 24/7 Mail brand and related technology and rights to sell associated suite of products, service agreements to provide 24/7 Connect and subsequently on August 31, 2000 a reseller agreement to provide WSR services. The Company also entered into a license and service agreement with AT-Asia to use the AT technology and the AT products and rights to sublicense the AT technology and products to third party websites in the Territory, as defined in the agreement. The respective agreements call for exclusive licensing rights which would terminate if minimum revenue amounts aren't met or if meaningful operations are not established within a twelve month period. Many of these agreements call for upfront initial licensing fees. Due to the exclusive nature of these license arrangements, the Company is required to recognize any upfront licensing fees over the applicable licensing periods or the expected term of the agreement which ranges from three to five years. Upfront licensing fees under the respective agreements amounted to $3.3 million. As of September 30, 2000 none of the upfront fees have been received and therefore are not reflected in the consolidated balance sheet. Some of the agreements also call for minimum royalty amounts. The Company and Media-Asia also agreed upon amounts still owed relating to Network royalties under the former agreement for all of 1999 and through September 30, 2000 of $700,000, which has been reflected in the three months ended September 30, 2000 statement of operations. Remaining minimum royalty amounts as they relate to all the agreements for the years ended December 31, 2000, 2001 and 2002 are $0.3 million, $1.75 million, and $2.4 million respectively.

(9)  SUBSEQUENT EVENTS

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleged that Sabela was infringing, and inducing and contributing to the infringement by third parties of a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick was seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorney's fees and costs. On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers."

On November 6, 2000, the Company and DoubleClick, Inc settled the DoubleClick, Inc. v. Sabela Media, Inc. and 24/7 Media, Inc. v. DoubleClick, Inc patent litigation. Both lawsuits have been dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick have granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement were disclosed. Proceeds received will be recorded net of related legal expenses in the fourth quarter. As a result of the agreement, the Company has deferred approximately $1.2 million in legal expenses incurred during the quarter as prepaid expenses and other current assets.

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

GENERAL

We are a leading global provider of end-to-end customer acquisition and customer retention marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. Our business is organized into three principal lines of business:

      o     24/7 Network;
      o     24/7 Mail; and
      o     24/7 Technology Solutions.

The 24/7 Network

The 24/7 Network is a global online advertising network which aggregates the advertising inventory of thousands of Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we may sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire network. For our flagship Web sites on the network, we actively solicit sponsorships and integrate sales efforts with the Web site's management. We deliver advertising on our network using our 24/7 Connect technology, which enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis. Our Internet advertising network consists of over 1,000 high profile Web sites as well as 4,500 small to medium-sized

Web sites to which we delivered an aggregate of approximately 16 billion advertisements in the third quarter of 2000. In addition, in Asia, through our partner chinadotcom corporation, we support the operation of the network that consists of more than 500 high profile Web sites. This network covers Greater China, the ASEAN nations, Australia, South Korea and Japan.

Through the 24/7 Network we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, 24/7 AwardTrack offers a private label, loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. We also offer our creative design services, sponsorship opportunities, sweepstakes management and syndication services.

24/7 Mail

24/7 Mail provides opt-in email direct marketing services. Our permission-based email-marketing database of more than 25 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Currently, 24/7 Mail conducts the majority of its operations in the U.S. European operations were recently launched, initially in the UK.

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

Exactis, a provider of permission -based outsourced email marketing and communications solutions. We acquired Exactis through acquisition in June 2000.

24/7 Website Results, a service that delivers targeted search traffic on behalf of its clients. We acquired Website Results through our acquisition of Website Results in August 2000.

We also operate Profilz, a database of Web user profiles that aids in delivering targeted advertising and marketing messages based on demographic profiles.

RESULTS OF OPERATIONS

REVENUES

NETWORK REVENUES. Network revenues were $26.0 million and $103.3 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $21.9 million and $49.5 million for the three and nine-month period ended September 30, 1999, representing 19% and 109% growth, respectively. This increase was fueled by a dramatic expansion in the number of ad impressions sold in the U.S. and Europe network business, a significantly increasing number of Web sites that we represent, and our expansion globally through acquistions in Canada (July 99) and Latin America (December 1999). In addition, the number of advertisers and the amount of advertising spending on the Internet increased significantly during this period.

EMAIL REVENUES. Email revenues increased to $9.7 million and $25.1 million for the three and nine month periods ended September 30, 2000, respectively, compared to $2.5 million and $3.5 million for the three and nine month period ended September 30, 1999, representing 297% and 629% growth, respectively. This increase was fueled by a significant expansion in the types of email services that we offer to include email list management and list brokerage services in addition to our service bureau offerings, as well as a dramatic increase in the number of opt-in email addresses under management. A significant portion of our growth and the expansion into these new service offerings was due to our acquisitions of Sift in the first quarter of 1999 which was accounted for as a pooling and of ConsumerNet in the third quarter of 1999.

TECHNOLOGY REVENUES. The Technology Solutions segment was formed with our acquisitions of Sabela and IMAKE in January 2000 and increased with the acquisitions of Exactis in June 2000 and Website Results in August 2000. Technology revenues for the three and nine month periods ended September 30, 2000 were $12.4 million and $18.1 million, respectively.

COST OF REVENUE AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our Connect ad serving system and Internet access. Gross profit dollars increased significantly and the gross margin, which is network gross profit as a percent of total network revenues, was 12% and 29% for the three and nine month period ended September 30, 2000. The gross profit declined from 25% and 23% for the three and nine month periods ended September 30, 1999, due to increased competition in the marketplace and the cost to exit our least profitable contracts.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross profit dollars increased significantly due to the growth in revenues. Gross margin decreased from 44% and 52% for the three and nine month periods ended September 30, 1999, respectively, to 42% and 38% for the three and nine month periods ended September 30, 2000. The decrease is due to the shift in the mix of business from service bureau in 1999 to primarily list management and list brokerage in 2000, each of which has a lower gross margin.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, the cost of equipment and bandwidth. Gross margin was 70% and 67% for the three and nine month period ended September 30, 2000, respectively.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product development and amortization expenses increased in the three month and nine month periods from 1999 to 2000 as a result of numerous acquisitions from July 1999 to August 2000 and expenses in connection with the internal growth of our business.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased in dollar terms for the three and nine month periods ended September 30, 2000, however, as a percentage of revenue the expenses decreased from 28% for the nine month period ended September 30, 1999 to 26% in the similar period in 2000. Sales and marketing expenses increased as a result of the growth of our business on a global scale and the resulting additions to sales staff as well as increased marketing expenses for expanding into new markets, broadening our visibility and our global advertising campaign. We expect sales and marketing expenses to decrease as we rationalize our sales force and focus on one highly trained sales force able to sell our full suite of services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased in dollar terms for the three and nine month periods ended September 30, 2000; however, as a percentage of revenue the expenses decreased from 31% for the nine month period ended September 30, 1999 to 28% for the nine month period ended September 30, 2000. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. We expect general and administrative expenses to decrease as we fully integrate our various acquisitions and capitalize on the synergies within the Company.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. Product development expenses in 2000 as a percentage of revenue remained consistent with 1999. 24/7 Connect, our ad serving solution, reached the application development stage in March 1999 and we began capitalizing costs related to the project. We capitalized certain costs through June 2000 when 24/7 Connect became fully operational. During the third quarter all enhancements to Connect were expensed as incurred. Product development expenses should increase as we are no longer capitalizing the majority of costs from the product development department. We continue to believe that investment in product development, particularly for our broad range of technology platforms and initiatives, is critical to our strategy of providing excellent service, and we expect to increase the future amounts spent on product development.

AMORTIZATION OF GOODWILL INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $46.8 million and $82.0 million for the three and nine months ended September 30, 2000, respectively, as compared to $4.2 million and $8.6 million in the corresponding periods in 1999. The increase is due to the goodwill and intangibles acquired with ConsumerNet, Clickthrough, Netbookings, IMAKE, Sabela, AwardTrack, iPromotions, Kendro Communications, Exactis, Website Results and the remaining interest in 24/7 Media Europe. In addition, our amortization of NBC and AT&T partner agreements which commenced in April 1999 (terminated July 2000) and October 1999, respectively, is included for the full three and nine months ended September 30, 2000.

STOCK-BASED COMPENSATION. Stock based compensation of $6.5 million for the nine months ended September 30, 2000 consists of a $1.9 million charge for unregistered shares issued to employees, $3.4 million in amortization of deferred compensation from acquisitions and $1.2 million in amortization of deferred compensation for restricted shares issued to certain management and employees. The expense in 1999 relates solely to amortization of deferred compensation for restricted shares issued to certain employees.

MERGER RELATED COSTS. Merger related costs of $5.3 million for the nine months ended September 30, 2000 consist primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediately charged to operations. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future uses. As a result, the Company will be required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation. The remaining costs are related to the integration of our acquisitions in the first nine months of 2000.

INTEREST INCOME, NET. Interest income, net was $0.5 million and $1.2 million for the three and nine months ended September 30, 2000, respectively and $1.0 million and $2.1 million for the comparative period in 1999. The decrease in interest income was attributable to interest earned on the cash and cash equivalents from the net proceeds due to our secondary offering of common stock in May of 1999, which we are using to fund operations.

GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our chinadotcom stock. In the nine months ended September 30, 2000, the Company sold approximately 1.6 million shares of chinadotcom stock at prices ranging from $17.95 to $40.48 per share. The shares had a cost basis of $2.3 million, which resulted in a gain of approximately $38.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have financed our operations primarily through private placements of equity securities and public offerings of our common stock.

Net cash used in operating activities was $72.6 million and $18.2 million for the nine month periods ended September 30, 2000 and 1999, respectively. Net cash used in operating activities in 2000 resulted from our net operating losses, increases in accounts receivable and a decrease in accounts payable and accrued liabilities. The significant increase in accounts receivable is partially attributable to the increase in unbilled from $7.8 million at December 31, 1999 to $15.8 million at September 30, 2000 resulting from the Company's integration and relocation of 24/7 Mail operations. Of the unbilled receivables as of September 30, 2000, $9.8 million have been subsequently billed. In 1999, net cash used in operating activities resulted from our net operating losses, increases in accounts receivable, offset by a decrease in accounts payable and accrued liabilities.

Net cash provided by investing activities was $47.9 million for the nine month period ended September 30, 2000 and net cash used in investing activities was $39.0 for the same period in 1999. During the nine months ended September 30, 2000, we continued to acquire equipment and capitalize internally developed software costs associated with 24/7 connect. In addition, we continue to invest in strategic partners both by acquisition and equity investments; and we invested the proceeds from the sale of a portion of our investments. In addition, we received a net of $24.0 million in cash through the acquisition of subsidiaries.

Net cash provided by financing activities was $5.3 million and $99.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities consisted primarily of exercise of stock options for the nine months ended September 30, 2000 and proceeds from our secondary offering for the same period in 1999.

As of September 30, 2000, we had $23.1 million of cash and cash equivalents and $88.2 million in available for sale securities. Our principal commitment is funding on-going operations and that our operating expenses will continue to be a material use of our cash resources as we will continue to experience significant growth. Although we have no material commitments for capital expenditures, we anticipate that we will maintain a moderate level of capital expenditure and lease commitments consistent with our anticipated growth in operations.

We believe that our existing cash and cash equivalents and investments in marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activity" which delayed the effective date of SFAS 133 from September 15, 1999 to September 15, 2000. SFAS 133 established accounting and reporting standards for derivative instrumentsand for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. In September 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" which intended to simplify the accounting for derivative under SFAS 133 and is effective upon adoption of SFAS
133. The Company has not yet determined the impact of this pronouncement on its financial position or results of operations.

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000, the SEC issued SAB 101A which amends the transition guidance for SAB 101. Under the revised guidance, the staff will not object if registrants that have not applied the accounting requirements in SAB 101 do not restate prior financial statements - provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The staff believes that the change must be reported no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. If a registrant with a fiscal year beginning between December 16, 1999 and March 15, 2000 elects to avail itself of this delay, the change must be reported in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". The Company has not yet determined the impact of this pronouncement on its financial position or results of operations.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE COMPANIES THAT WE HAVE ACQUIRED

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired fourteen more companies. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations.

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

      o the diversion of management's attention from other business concerns; and

      o the availability of favorable acquisition financing for futureacquisitions; and the potential loss of key employees of any acquired business.

Our inability to successfully integrate any acquired company could adversely affect our business.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE

We incurred net loss of $56.8 million and $11.7 million for the three month periods ended September 30, 2000 and 1999, respectively, and $102.8 million and $26.1 million for the nine month period ended September 30, 2000 and 1999, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our revenue has grown rapidly in recent periods, such growth may not continue and may not lead to profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

Our future revenues and results of operations may be difficult to forecast due to the above factors. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on past periods as indicators of future performance. In future periods, our results of operations may fall below the expectations of the Company, securities analysts and investors, which could adversely affect the trading price of our common stock.

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

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP

The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness and its growth rate in recent quarters has slowed significantly. Our business would be adversely affected if the Internet advertising market fails to continue to develop. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than clickthrough rates, which generally have been declining. We cannot be certain that such standards will develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

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

OUR DEVELOPMENT OF A NEXT GENERATION AD SERVING TECHNOLOGY MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION

24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We have substantially completed the roll-out of 24/7 Connect across the U.S. portion the 24/7 Network, have launched the system in Canada and intend to commence the transition to 24/7 Connect in Europe in the first quarter of 2001. In order to successfully complete the roll-out of 24/7 Connect, we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our Profilz database, offer the functionality demanded by our customers, including mult-currency and language functionality, and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Even if we successfully address all these challenges, we must then work with our Web sites, advertisers and direct marketing clients to transition them to our new system, which would also create a risk of business disruption and loss of any of our clients.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES

The 24/7 Network generates substantially all of our revenues and it consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended September 30, 2000 and 1999, approximately 13% and 38%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended September 30, 2000, the top ten Web sites included Juno Online Services, Inc., AT&T WorldNet Service, Goto.com, Earthlink Network, Inc., DesktopDollars, Inc., Womensforum.com, Inc., Community Connect Inc. [Black Planet], Epipo, Inc.[180 Solutions], Regent Network Services, Inc. [China-Inc], and Times Mirror Magazines, Inc. [Sporting News]. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above remain or will remain associated with us. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES

We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended September 30, 2000, our top ten advertisers and ad agencies accounted for approximately 17% of our total revenues.

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

The Company is exposed to equity price risks on the marketable portion of its equity securities. The Company's available-for-sale securities at September 30, 2000 include equity positions in companies in the Internet industry sector, including chinadotcom corporation, Network Commerce, Inc., and i3Mobile, many of which have experienced significant historical volatility in their stock prices. The Company typically does not attempt to reduce or eliminate its market exposure on these securities. A 20% adverse change in equity prices, based on a sensitivity analysis of the Company's available-for-sale securities portfolio as of September 30, 2000, would result in approximately a $17.9 million decrease in the fair value of the Company's available-for-sale securities.

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

On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers.

On November 6, 2000, the Company and DoubleClick Inc settled the DoubleClick Inc. v. Sabela Media, Inc. and 24/7 Media, Inc. v. DoubleClick Inc patent litigation. Both lawsuits have been dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick have granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement were disclosed.

Item 2. Changes in Securities and Use of Proceeds

On August 24, 2000, we acquired Website Results, Inc. for approximately 4.3 million shares of our common stock, excluding 2.8 million contingently issuable shares plus the assumption of previously outstanding stock options to acquire approximately 350,000 shares of our common stock.

Also on August 24, 2000, we issued 2.5 million shares in exchange for a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom corporation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders on September 7, 2000, we submitted the following matters to a vote of our stockholders through a proxy solicitation:

      1.    to elect two nominees as Class I Directors of the Company; and
      2. to amend our 1998 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 1,750,000, and to provide for an annual automatic increase in such number of shares by an amount equal to 3% of the total number of shares of Common Stock outstanding on the last trading day of the immediately preceding calendar year, provided that no such automatic increase will exceed 1,750,000.

      The results of the voting at the annual meeting were as follows:

      ---------------------------------------------------------------------------------------------
      Proposal                               Affirmative Votes       Votes Against      Abstentions
      ---------------------------------------------------------------------------------------------
      Election of John Barry                 24,640,987              164,153            0
      ---------------------------------------------------------------------------------------------
      Election of Adam Goldman               24,554,785              250,355            0
      ---------------------------------------------------------------------------------------------
      Amendment to Stock Incentive Plan      8,636,322               5,205,784          143,916
      ---------------------------------------------------------------------------------------------

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit 27 Financial data schedule

(b)   Reports on Form 8-K.

We filed a Current Report on Form 8-K dated August 2, 2000. The report contained information about the CEO's interview with Bloomberg.

We filed a Current Report on Form 8-K dated August 24, 2000. The report contained information about the acquisition of Website Results and our expanded strategic relationship with chinadotcom.

We filed a Current Report on Form 8-K dated September 1, 2000. The report contained information about the acquisition of Website Results.

Item 7. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date: November 14, 2000


                                     By: /s/ David J. Moore
                                         ---------------------------------------
                                         David J. Moore
                                         President and Chief Executive Officer


                                     By: /s/ C. Andrew Johns
                                         ---------------------------------------
                                         C. Andrew Johns
                                         Chief Financial Officer