Form 10-K405
period 2000-12-31
24/7 MEDIA INC
filed 2001-04-11
CIK 1062195

                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
      For the fiscal year ended December 31, 2000.

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
                        For the transition period from     to

                                   -----------

                           COMMISSION FILE NO. 0-29768

                                   -----------

                                24/7 MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               13-3995672
                 --------                               ----------
     (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION)
      INCORPORATION OR ORGANIZATION)
              1250 BROADWAY                                10001
                                                           -----
            NEW YORK, NEW YORK                          (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (212) 231-7100
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of registrant as of March 29, 2001: $10,194,000.

Number of shares of Common Stock outstanding as of March 29, 2001: approximately 43,519,674.

                                24/7 MEDIA, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


ITEM NO.                                                                           PAGE
PART I
1.              Business                                                              3
2.              Properties                                                           17
3.              Legal Proceedings                                                    18
4.              Submission of Matters to a Vote of Security Holders                  18
PART II
5.              Market for Registrant's Common Equity and Related                    19
                Stockholder Matters
6.              Selected Consolidated Financial Data                                 20
7.              Management's Discussion and Analysis of Financial Condition          21
                and Results of Operations
8.              Consolidated Financial Statements and Supplementary Data             37
9.              Changes in and Disagreements with Accountants on Accounting          37
                and Financial Disclosure
PART III
10.             Directors and Executive Officers                                     38
11.             Executive Compensation                                               43
12.             Security Ownership of Certain Beneficial Owners and Management       45

13.             Certain Relationships and Related Transactions                       47
PART IV
14.             Exhibits, Financial Statement Schedule, and Reports on Form 8-K      48


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

                                     PART I

ITEM 1. BUSINESS OF THE REGISTRANT

OVERVIEW

      We are a leading global provider of end-to-end advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, email service bureau, data analysis, search engine result optimization, and broadband/convergence solutions, all delivered from our industry-leading data and technology platforms. Our technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants.

      Our business is organized into three principal lines of business:

      o     24/7 Network

      o     24/7 Mail

      o     24/7 Technology Solutions

THE 24/7 NETWORK

      The 24/7 Network is a global online advertising network. The 24/7 Network aggregates the advertising inventory of thousands of Web sites globally that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire global network in regional, pan-regional or global buys. For our flagship Web sites on the network, we solicit sponsorships and integrate sales efforts with the Web site's management. The 24/7 Network consists of over 600 high profile Web sites as well as 3,000 small to medium-sized Web sites in North America, South America and Europe to which we delivered an aggregate of approximately 3.3 billion advertisements in December 2000. We deliver advertising using 24/7 Connect, our next generation Internet ad serving system that is one of the world's fastest and most reliable ad serving systems. 24/7 Connect enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis.

      Through the 24/7 Network, we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, our Website Results subsidiary offers

Web sites, that seek to drive highly-qualified traffic to their site, the opportunity to appear prominently in search engine result pages of many of the Internet's leading search engines. We also offer creative design services, sponsorship opportunities and syndication services.


24/7 MAIL

      24/7 Mail provides email direct marketing services. Our permission-based email marketing database of more than 30 million email addresses enables direct marketers to target promotional campaigns to consumers who elect to receive commercial messages. The users can opt out of the database and stop receiving these messages, at any time. Currently, 24/7 Mail has U.S. operations that serve as list manager for permission-based email lists that collectively contained more than 30 million email addresses as of March 2001, and European and Canadian operations that currently serve as list manager for permission-based email lists that collectively contained more than three million email addresses as of March 2001.

24/7 TECHNOLOGY SOLUTIONS

      24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers, and e-commerce merchants. Our technical service team of over 150 employees provides consulting services. Products within 24/7 Technology Solutions include:

      o 24/7 Exactis, which provides companies a suite of permission-based e-mail marketing and communications products and services that allow them to precisely, efficiently and personally interact with customers, and retain and grow these valuable customer relationships. We acquired 24/7 Exactis in June 2000;

      o e.mergeTM, a fully integrated, customizable suite of back office business applications designed to enable digital media service providers to offer cutting edge services to their customers including Interactive Advertising, Video on Demand (VOD), Broadband Internet, e-Commerce, and Targeted Broadband Advertising which we acquired with our acquisition of IMAKE in January 2000; and

      o 24/7 Website Results, which delivers targeted search engine traffic on behalf of its clients. We acquired Website Results in August 2000.

INDUSTRY BACKGROUND

      We operate in Internet advertising, direct marketing and technology industries. Jupiter Communications estimates that at the end of 2000 there were over 122 million Web users in the United States.

      We believe that advertisers seek to place Internet ads in ways to maximize unduplicated reach. In February 2001, according to Media Metrix, our network reached 45.5% of all U.S. Internet users. We believe that this reach figure is among the highest in the Internet advertising industry. We plan to recruit Web sites for our network to further extend our reach, provide advertisers with a broad and diverse base of online content and page views, and improve our brand awareness and visibility with media buyers.

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

      ONLINE COMMERCE. The Web provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economies of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, a growing number of consumers are transacting business on the Web, including trading securities, buying consumer goods, paying bills and purchasing airline tickets. Jupiter Communications estimates that approximately 40% of Web users purchased goods or services over the Web in 2000 and that approximately 54% of Web users will make online purchases in 2003. Furthermore, E-Marketer estimates that 62.7% of the U.S. internet users made an online purchase in 2000 and expects that number to grow to 74.3% in 2003. We believe that as electronic commerce expands, advertisers and direct marketers will increasingly use the Web to advertise products, drive traffic to their Web sites, attract and retain customers, and facilitate transactions.

      INTERNET ADVERTISING. Unlike more traditional advertising methods, the Web gives advertisers the potential to target advertisements to broad audiences or to selected groups of users with specific interests and characteristics. The Web also allows advertisers and direct marketers to measure the effectiveness and response rates of advertisements and to track the demographic characteristics of Web users. The interactive nature of Web advertising enables advertisers to better understand potential customers, and to change messages rapidly and cost effectively in response to customer behavior and product availability. The unique capabilities of online advertising, the growth in traffic on the Web and the favorable characteristics of Web users have led to an increase in online advertising over recent years. Despite the slowdown in the online advertising industry in late 2000 and early 2001, Forrester Research estimates that the dollar value of Internet advertising in the U.S. will increase from $7.0 billion in 2000 to $30.2 billion in 2005, representing a 44% compounded annual growth rate. International online ad spending is expected to grow from $1.3 billion in 2000 to $11.4 billion in 2005, according to Forrestor Research.

      OPPORTUNITIES FOR DIRECT MARKETING. The Web also represents an attractive medium for direct marketing, which has traditionally been conducted through direct mail, telemarketing and television infomercials. The interactive nature of the Web enables direct marketers to deliver targeted promotions to consumers at the point-of-sale. The success of a direct marketing campaign is measured by the response rate of consumers. The Internet has the potential to enable direct marketers to increase consumer response rates and decrease costs-per-transaction by targeting and delivering direct marketing campaigns to particular consumers based on their demographic profile, self-selected interests or online behavioral characteristics. By providing a more cost-effective method to reach target customers, online advertising is expected to improve the direct marketer's return on investment. The Direct Marketing Association estimates that, in 2000, $2.8 billion was spent on interactive media marketing and that number is expected to grow 38.9% per year to $14.6 billion in 2005.

OUR COMPREHENSIVE SOLUTIONS

      We believe that we currently are the only company to offer a complete end-to-end e-marketing solution for Web publishers, advertisers and e-marketers that seek to attract and retain customers on the Internet and otherwise generate revenue from their activities.

BENEFITS TO ADVERTISERS AND DIRECT MARKETERS.

      We reduce costs and ease time pressures for advertisers and direct marketers by alleviating the need to purchase a series of ad campaigns from numerous Web publishers or direct marketers. Our network and email lists provide advertisers and direct marketers with access to a wide variety of online content and a broad reach of users. Advertisers and direct marketers customize their ad delivery on our network or email lists by purchasing ad space either on selected Web sites within our network, within a particular content channel or across the entire network, as well as on our email lists. In addition, we provide advertisers and direct marketers with comprehensive reporting services to monitor the effectiveness of ad delivery. Our 24/7 Website Results technology enables advertisers to attract highly-qualified traffic through prominent placement in the results listings of major Internet search engines. Our 24/7 Exactis technology provides companies a suite of permission-based e-mail marketing and communications products and services that allow marketers to precisely, efficiently and personally interact with customers, and retain and grow these valuable relationships.

BENEFITS TO WEB PUBLISHERS.

      Affiliation with our online advertising network enables Web publishers to generate advertising revenues by gaining access to advertisers and direct marketers without the costs and challenges associated with building and maintaining their own ad sales force and ad serving technology. Web sites in our network benefit from our experienced management team, our extensive sales and marketing organization and our direct access to advertisers and agencies. The organization of our network into content channels enhances the value of inventory on small to medium-sized Web sites. We also provide sophisticated tracking and reporting functions for our Web sites. The targeting capabilities of our 24/7 Connect ad serving technology enable us to increase the value of Web publishers' inventory.

THE 24/7 MEDIA STRATEGY

      Our objective is to provide comprehensive marketing and technology solutions for Web publishers, online advertisers and direct marketers to enable them to attract and retain customers. We intend to further this objective by continuing to implement the following interconnected strategies:

      o We continually seek to identify additional value-added services for our clients, in order to help them maximize their customer acquisition and revenue goals. We believe that we offer the broadest range of solutions to advertisers and Web publishers. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email service bureau, email delivery, data analysis, search engine results optimization and broadband/convergence solutions, all delivered from our industry-leading data and technology platforms. We strive to understand our client's marketing strategies and from our list of solutions, recommend those which best suit our buyers needs.

      o We plan to continue to recruit high-profile Web sites for our 24/7 Network, to extend our reach and to provide a broad base of desirable page views and online content to advertisers. We recruit Web sites of all sizes, including high-profile large to medium-sized Web sites on the 24/7 Network as well as medium to smaller-sized Web sites on the ContentZone area of the 24/7 Network. Such a collection of Web sites of diverse sizes and content allows advertisers to target Internet users by interest and enhances the value of each of our Web sites' inventory. An increased number of Web sites in our network and an expanded breadth of available targeted content on such Web sites will further enable advertisers to consolidate their ad purchases and will improve our brand awareness and visibility with media buyers.

      o We intend to maintain and extend our leadership role in email direct marketing by aggressively expanding our network of email lists with additional lists worldwide. In connection with our worldwide email list expansion, we intend to develop capabilities for adding email addresses to our database from non-English language consumers.

      o We intend to maintain and extend our leadership role in online advertising technology by continuously developing and enhancing our state of the art technology systems. One of our principal focuses will be the continued integration of all our technologies to further enhance the ability of online advertisers to deliver their messages across Web sites, e-mail, wireless services, set-top boxes and other Internet appliances.

      o We believe that our sales and marketing organization is one of the best in the Internet advertising industry. We seek to continually enhance the quality of our sales force and sales management through the hiring of experienced media sales personnel who are well equipped to work in a difficult media environment, as well as through a continuing program of sales education and training. We intend to leverage the substantial media sales expertise of our management team to maximize the value of ad campaigns to benefit our advertiser and Web site clients.

      o We seek to increase the rate at which users click on advertisements by employing the targeting capabilities of 24/7 Connect to deliver advertisements to a more highly targeted audience, resulting in more effective advertising campaigns. Furthermore, we believe that as we increase the breadth and depth of our content channels, the sale of ads targeted to specific channels will increase. We intend to further increase the value of our Web sites' ad inventory by selling sponsorships on our Web sites and by further refining our management of ad space inventory.

      o We intend to provide the highest level of customer service in our industry. For example, we employ techniques of benchmarking, statistical analysis and continuous process improvement to provide our Web sites and advertisers with "best of class" service. We continually survey our Web sites and advertisers to monitor service levels and identify and resolve problems.

   OUR PRINCIPAL LINES OF BUSINESS

   24/7 NETWORK

      The 24/7 Network is a global advertising network where advertisers can place a global ad campaign, or geographically select regions of the world to target advertising. The network aggregates Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join our network must meet specified standards, such as quality content and brand name recognition, specified levels of existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns as well as bundle advertisements for sale in one of the channels listed above or across the entire network. Through our international sales effort, we can sell advertisers in any location on the globe on regional, pan regional or international network buys. For our flagship Web sites on the network, we appoint a relationship manager, actively solicit sponsorships and integrate sales efforts with the Web site's management. Our global advertising network is described below. In the United States, we provide advertisement sales and delivery services and related functions to over 400 high-profile Web sites that generated an aggregate of 3.3 billion impressions in December 2000. The 24/7 Network includes, among others, the following Web sites:


   o 180 Solutions          o  AT&T Business.net   o  AT&T Worldnet Service
   o EarthLink              o  half.com            o  Maps.com
   o Rand McNally           o  Real Cities         o  Scientific American
   o Wall Street Transcrip  o Tom's Hardware       o  Womens' Forum
   o Working Woman.com


      In Canada, we provide advertising sales and delivery services and related functions to over 100 English and French language Web sites that generated an aggregate of 210 million impressions in February 2001 including the Telus portals - MyBC.com, Alberta.com, MyTO.com, and Canada Newswire, The Toronto Stock Exchange, MLS Online, the Weather Network, and Bellzinc.ca.

      In Europe, we provide advertising sales and delivery services and related functions to over 250 Web sites that generated an aggregate of 550 million impressions in December 2000 including MSN, Breathe, Infobolsa, Emerce and Kauppalehti. The network currently covers Belgium, Denmark, Finland, France, Germany, Holland, Italy, Norway, Portugal, Spain, Sweden, Switzerland and the U.K. In Latin America, we provide advertisement sales and delivery services and related functions to over 30 Web sites. The network in Latin America currently covers Brazil, Mexico, Peru and Argentina.

THE CONTENTZONE

      The ContentZone consists of over 3,000 small to medium-sized Web sites to which we provide advertisement sales and delivery services. The ContentZone provides one of the few advertising opportunities for such small and emerging Web sites. Ads are delivered to specific Web sites organized by content or are optimized across the entire network. Any Web publisher with quality, non-objectionable content that is attractive to advertisers can qualify for admission to the ContentZone, and we "graduate" ContentZone members to high-profile status in the 24/7 Network if they generate a sufficient number of ad impressions and satisfy the requisite standards. ContentZone was recently substantially redesigned and relaunched, providing new enhancements to make it even more attractive to Web publishers.

CHANNELS ON THE 24/7 NETWORK

The 24/7 Network is currently organized into the following topical channels:


o Auto             o  Business       o  Careers          o  College
o Community        o  Entertainment  o  Games            o  Consumer Health
o Health           o  ISP/Portal     o  Kids/teens       o  Multi-cultural
o Music            o  News           o  Real Estate      o  Search Engine
o Seniors          o  Shopping       o  Small Business   o  Sports
o Technology       o  Travel         o  Women's Interest

      We are presently enhancing existing channels and developing several new channels for our network prompted by user and advertiser interests.

ADVERTISERS ON THE 24/7 NETWORK.

We focus our sales and marketing efforts on the leading Internet and traditional advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies employ us in various ways. Advertisers and ad agencies typically buy advertising using written purchase order agreements that run for a limited time. Based on our breadth of online content and our extensive reach, we have the ability to package personalized advertising solutions for advertisers and ad agencies. Our sales force works closely with advertisers to customize ad delivery to enhance the effectiveness of advertising campaigns. Below is a representative list of advertising agencies and advertisers that delivered advertisements on the 24/7 Network in the United States in 2000. Some of these advertising agencies and advertisers represented less than one percent of our total revenues in 2000.

                              ADVERTISING AGENCIES


o Ant Farm Interactive    o  Avenue A           o  BBDO Interactive            o  Beyond Interactive
o Bozell Worldwide        o  DDB Needham        o  Go Beyond                   o  Goodby Silverstein & Partners
o iBalls                  o  iTraffic           o  iFrontiers                  o  J. Walter Thompson
o Jump Start Media        o  March First        o  Mass Transit Interactive    o  McCann-Erikson
o Mediavest               o  Miller-Huber       o  Modem Media                 o  ORB Digitial Direct
o Ogilvy One              o  Organic Online     o  Saatchi & Saatchi           o  SF Interactive


                                   ADVERTISERS


o  Amazon.com           o  Americast            o  American Express        o  AT&T Corp
o  Backwire.com         o  Barnes & Noble       o  Capital One             o  Cassava Enterprises
o  Citicorp             o  Covad                o  DealTime.com            o  Fleet Bank
o  Get Smart            o  Verizon              o  LifeMinders.com         o  Mass Transit
o  Mediaplex            o  Network Commerce     o  Nextcard.com            o  Ogilvy One Worldwide
o  Providian            o  Sony Music           o  Tech Republic           o  Travelscape


VALUE-ADDED SOLUTIONS FOR THE NETWORKS

       Through the 24/7 Network, we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, through our relationship with Dynamic Logic, we employ its AdIndex measurement tool to measure recall of banner advertising by Internet users. In addition, our Website Results subsidiary offers Web sites the opportunity to increase the level of highly qualified traffic directed at their Web sites. Furthermore, we also offer our clients other value added solutions such as creative design services, sponsorship opportunities, and syndication services.

24/7 CONNECT

In early 2000, we launched our next generation Internet ad serving system, 24/7 Connect. 24/7 Connect enables centralized ad delivery, ad management and reporting. 24/7 Connect selects an appropriate advertisement for a Web page at the same time that content is being delivered to that Web page from a third party, and, based on various targeting criteria, delivers that advertisement to the user within milliseconds. 24/7 Connect is a high volume, highly-scalable system tailored to streamline work flow for tomorrow's business, increase sales force productivity and efficiency and provide agencies and advertisers with advanced online reporting, analytical and automated purchasing tools. We believe that it is the only system in the world designed to support ad-serving across multiple networks globally from a centralized data repository. We believe that 24/7 Connect is the first unified platform to provide true multi-medium support integrating traditional online ad delivery with email, sponsorship, and local market components. We built 24/7 Connect utilizing various components of our previous proprietary ad serving system, Adfinity. We completed the transition of our 24/7 Network in the United States to 24/7 Connect in the third quarter of 2000 and we converted the 24/7 Network in Canada and Latin America to 24/7 Connect in early 2001. We plan to convert the 24/7 Network in Europe to 24/7 Connect in the second half of 2001.

24/7 MAIL

      24/7 Mail provides email direct marketing services. Our permission-based email marketing database of more than 30 million email addresses is the largest such database in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Our opt-in email direct marketing business offers direct marketers three key advantages over traditional postal direct marketing and banner advertising:

      o Opt-in email campaigns can be sent out immediately to millions of potential customers. Email campaigns generate results in a shorter period of time than traditional postal direct marketing, typically producing leads and sales within 24 to 48 hours, compared to six to eight weeks through offline direct marketing channels.

      o Opt-in email campaigns typically generate higher response rates than postal mail or banner ad campaigns. We believe that such response rates for email campaigns normally exceed 2%, which we believe exceeds typical postal direct mail response rates.

      o Opt-in email campaigns cost less than traditional postal direct marketing campaigns. Forrester Research estimates that the typical delivery costs for email campaigns range from 5 to 10 cents per email message delivered, with such costs covering the expenses of list rental and online delivery. This cost compares to an average cost of between 50 cents and $1.00 per delivery for a traditional direct marketing campaign, including the list rental, printing, postage and processing fees.

      Our 24/7 Mail customers include Web sites that collect email addresses, direct marketers, advertisers and email list brokers. Our 24/7 Mail service allows demographic selection of email addresses based on more than 35 selected fields of self-reported user demographics and psychographics. The 24/7 Mail staff helps marketers maximize their return on investment through custom email marketing programs that reach targeted customers. 24/7 Mail provides state-of-the-art reporting, campaign analysis and modeling.

      Our email address database offers direct marketers and email address list brokers more than 30 million permission-based email addresses gathered from a wide network of third-party Web publishers. We provide marketers and e-commerce retailers a selection of targeted email address lists designed to achieve maximum response to their offers. Currently, 24/7 Mail has U.S. operations that serve as list manager for permission-based email lists that collectively contained more than 26 million email addresses as of March 2001, and European and Canadian operations that currently serve as list manager for permission-based email lists that collectively contained more than three million email addresses as of March 2001.


24/7 MAIL SERVICES

24/7 MAIL LIST MANAGEMENT

      We currently exclusively manage email lists from a diverse range of branded third-party Web sites. When a user consents to receive email or other marketing information through one of these web site clients, the user's email address is added to a separate permission-based database which is housed and managed by us. However, the Web site from which the email address was derived continues to be the owner of these addresses.

24/7 MAIL ALLIANCE DATABASE

      The 24/7 Alliance database is the industry's largest aggregated database of permission-based email addresses and related information. The database includes up to 35 fields of selectable self-reported preference data . Direct marketers can use the database to deliver e-marketing messages selected by preference, demographic and lifestyle elements.

24/7 MAIL LIST BROKERAGE

      As a list broker, we rent third-party e-mail lists in order to supplement our list management business on behalf of marketers who use email to reach prospects and customers. If a specific list is not under management by 24/7 Mail, we may rent specific lists from other list managers or directly from list owners on behalf of marketers. We believe that our list brokers deliver the industry's most sophisticated multi-source email campaign planning, implementation and reporting services.


24/7 TECHNOLOGY SOLUTIONS

      24/7 EXACTIS. 24/7 Exactis provides companies a suite of permission-based e-mail marketing and communications products and services that allows precise, efficient and personal interaction with customers, and the potential to retain and grow these valuable relationships.

      24/7 Exactis' technology and customer service make it the world's most reliable delivery system for high-volume email. With the largest bandwidth in the industry, 24/7 Exactis provides effective, powerful online message delivery. Our sophisticated state-of-the-art email delivery infrastructure is capable of delivering over 50 million emails per day in multiple formats, including text, HTML and Rich Media (a revolutionary technology that allows audio, video, animation and secure e-commerce to be streamed directly into email). We deliver personalized email messages to online customers in any volume, at any frequency, with reliability.

      24/7 Exactis'clients include on-line advertisers as well as traditional direct marketers such as First Union Bank, Tunes.com (Rolling Stone), Chicago Tribune, The Economist, USA Today and the World Wrestling Foundation.

      E.MERGE(TM). Our e.mergetm product offers a fully integrated, customizable suite of back office business applications designed to manage and distribute digital media assets, provide real time subscriber management, provide for personalized e-commerce, marketing campaign management across mixed media and broadband targeted advertising. The integration of 24/7 Connect with the e.merge technology enables us to deliver campaigns across Web sites, email, electronic programming guides, set top boxes and other information appliances via one interface. Our Broadband & Professional Services division ("BPS") is a leading provider of technology products that facilitate the convergence of Internet technologies with broadband video programming, and also provides system integration services. We acquired our e.merge product through our acquisition of IMAKE in January 2000.

      Through BPS, our customer base includes telecommunication companies, Internet service providers, cable service operators, digital entertainment content providers, satellite companies and the hospitality industry. Our combined product offerings enable Web publisher clients to develop enhanced broadband, and advertising capabilities. Current customers of our BPS division include several divisions of Verizon, Network Guidance, Southwestern Bell Video Services, and MCI Tele-TV.

      24/7 WEBSITE RESULTS. Our 24/7 Website Results provides a unique and cost-effective means of delivering a high volume of targeted visitors from Internet Search Engines.

Website Results is a search engine optimization technology solution that allows one-to-one connection between a company and its desired customer. It bridges the gap, delivering prospects who are ready, willing and able to buy the customer's product. Companies select keywords and/or phrases most identified with their products. Our technology converts these choices into priorities in the users' individual Internet search. Thus, products appear at the top of the list when the search results are revealed. Our system prioritizes the website and product on the computer screen - and in the mind
- of the potential customer. The audience is pre-selected because these are the people who are actively seeking the type of products and services an advertiser offers.

24/7 MEDIA SALES ORGANIZATION

      We believe we maintain one of the best Internet advertising sales organizations. We sell services worldwide from 50 offices in over 20 countries through a sales and marketing organization that included over 300 sales professionals as of December 31, 2000. In the United States, these employees are located at our headquarters in New York and our offices in Boston, Chicago, Austin, Los Angeles, San Francisco, Seattle, Denver and the Washington, D.C. area.

      Globally, we also have offices in Australia, Belgium, Canada, China, Denmark, Finland, France, Germany, Holland, Japan, Italy, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom. Advertisers typically purchase advertising under written purchase order agreements that run for a limited time. Advertisers can purchase regionally, pan regionally or internationally from any office in our system. We believe that the terms of our purchase order agreements are consistent with industry practice. These agreements provide for our indemnification by the advertiser for breach of representations and warranties by the advertisers and limit the right of the advertiser to cancel or modify a campaign once commenced. We sell sponsorship advertising whereby an advertiser enters into a long-term agreement with a single Web site, typically with exclusivity and renewal privileges and restrictions on the advertisers' ability to cancel the agreement. Sponsorship advertising involves a greater degree of integration among our company, the advertiser and our Web sites.

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

PRIVACY PROTECTION

      The growth of our business and of the Internet depends on user trust in the integrity of the Internet. We believe that fostering user confidence in online privacy is an integral component of our mission to deliver the right message to the right user at the right time. We have been, and intend to continue to be, a leader in respecting users' privacy in all of our marketing initiatives.

      We believe strongly that consumers must always have both notice and the right of choice and the confidence that their information is secure. When collecting non-personally identifiable information in the delivery of Internet advertising, we provide notice to users about our use of such information and the choice not to participate. We provide notice to users about the marketing uses of personally identifiable information collected online and the choice not to participate. Our email service bureau does not condone or contribute to the proliferation of unsolicited bulk commercial email, or spam. We require that all clients respect our No Spam policy and provide subscribers in every email sent the option to elect to no longer receive email from the client.

      In the event that we associate online and offline information about a user, we believe we have an obligation to the users to protect their privacy. Therefore, we will not associate any personally identifiable information about a user with his or her Internet browser or anonymous "cookie" unless that user has first been provided with notice about the collection and use of personally identifiable information about that user, and has affirmatively consented to participate. In addition, we believe that some sensitive information, such as health-related information, financial information or information regarding children, warrant higher levels of caution when used to target advertising, and we will not make that sensitive information part of our targeting systems without the express affirmative consent of the user or the user's legal guardian, in the case of a child.

      We built our 24/7 Connect technology with user privacy concerns in mind. 24/7 Connect offers users a selective opt-out that makes it impossible for us to associate any online behavior with the user's browser or cookie or to associate any personally identifiable information with a browser that has opted out. This opt-out is available to all users, whether or not we have any personally identifiable information linked to that person's browser. We call this opt-out selective because, unlike deleting cookies, our opt-out only impacts our ability to recognize a user. None of the user's other personalization efforts (e.g., customized home pages) are affected.

      As a founding member of the Network Advertising Initiative and Responsible Electronic Communications Alliance, we are working closely with the marketing and advertising industries, the Federal Trade Commission and government groups in developing industry self-regulating principles for the collection and use of user information by network advertising companies and the responsible sending of email communications. We also actively monitor privacy laws and regulations, and endeavor to comply with all applicable privacy requirements.

INTERNATIONAL OPERATIONS

      Our organization is a global one. In January 1999, we acquired a 60% interest in 24/7 Media Europe Ltd., formerly known as InterAd Holdings Limited, that operates the 24/7 Network in Europe, and we acquired 100% of the remaining interest in 24/7 Media Europe in January 2000. Our Website network in Europe consists of over 250 high-profile Web sites to which we delivered over 550 million advertisements in December 2000. We acquired our operations in Canada from our acquisition of Clickthrough Interactive in July 1999. In August 2000, we entered into a royalty and licensing agreement with chinadotcom.

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

      We will collect demographic profiles of Internet and email users and the ad serving technology we employ collects and uses anonymous data derived from user activity on our networks and our Web sites. This data is intended to be used for advertisement targeting and for predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information. Further, under our contracts with Web publishers using our services, we are obligated to keep information regarding the Web publisher confidential.

COMPETITION

      The market for interactive marketing solutions is competitive. Competition may increase as a result of industry consolidation. We compete for Internet advertising revenues with large Web publishers and Web portals, such as America Online, Excite@Home, Lycos, Microsoft Network and Yahoo. We also compete with the traditional advertising media including television, radio, cable and print for a share of advertisers' total advertising budgets.

      The 24/7 Network competes for Web site clients with a variety of Internet advertising networks, including DoubleClick, Engage Technologies, L90 and Real Media. Our 24/7 Mail business competes for list management clients with Message Media, NetCreations, DoubleClick and YesMail. In the third party adserving business, we compete with DoubleClick, AdForce, Engage Technologies, Avenue A and MatchLogic. We also have additional regional competitors in each of our business lines. We encounter competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies, and other entities that facilitate Internet advertising. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

EMPLOYEES

      As of December 31, 2000, we employed approximately 1,027 persons worldwide, including approximately 481 in sales, marketing and customer support, 196 in technology and product development, and 250 in accounting, human resources and administration. In November 2000 and January 2001, we reduced our workforce by approximately 200 and 100 employees, respectively, in connection with certain restructuring initiatives and cost reductions. We expect to further reduce our workforce by approximately 100 employees and close or downside certain offices by the end of April 2001. We are not subject to any collective bargaining agreements and believe that we enjoy a good relationship with our employees.

                               RECENT DEVELOPMENTS

      On March 21, 2001, we issued a press release and held a conference call pertaining to our financial results for the three months and year ended December 31, 2001. During the conference call, we stated that we would require additional funding to reach profitability, and that, among other things, we were actively exploring the sale of assets to raise financing. If we complete any of these asset sales, we may as a result exit one or more of the business lines discussed under "Business."

      In addition, on March 21, 2001, we entered into a common stock purchase agreement and a registration rights agreement with Maya Cove Holdings Inc. Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the common stock purchase agreement is declared effective by the SEC, and continuing for 18 months thereafter, we have the right, but not the obligation, subject to the satisfaction or waiver of certain conditions, to sell up to $50 million of our common stock to Maya pursuant to such periodic draw downs as we may elect to make. Maya will purchase such shares at a discount of between 3.5% and 3.0%, depending on the market capitalization of our outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. The draw downs are subject to our ability to continue trading on NASDAQ and our trading volumes and prices. As a result, our ability to utilize this equity credit line is limited and there can be no assurance that it will provide the resources necessary to fund our needs. We also issued a warrant certificate to Maya to purchase up to 100,000 shares of our common stock. The warrant is exercisable for a period of three years from the date of issuance. The warrant exercise price will be equal to 150% of the average closing bid of our common stock for the fifteen trading days prior to the date of closing or $0.78 per share.

      On April 9, 2001, our Board of Directors approved a new restructuring plan with the objective to leverage our infrastructure and improve and preserve our cash position. The plan calls for the divestitures of certain non-core assets, a reduction of our headcount of approximately 100 employees, closing of one office and downsizing of four other offices as well as the elimination of certain redundancies related to our technology costs.

ITEM 2.     PROPERTIES

      Our principal executive offices are located at 1250 Broadway, New York, New York. They consist of approximately 41,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $1,200,000, subject to increase annually to reflect increases in operating expenses.

      In addition, we currently lease office space in the following domestic locations:


      o  Bethesda, MD         o  Boston, MA                 o  Chicago, IL

      o  Denver, CO

      o  Fairfax, VA          o  Austin, TX                 o  Miami, FL

      o  Los Angeles, CA      o  San Francisco, CA          o  Seattle, WA


      Furthermore, we currently lease office space in the following countries for our international operations:


      o  Australia                  o  Belgium              o  Canada

      o  Denmark                    o  England              o  Finland

      o  France                     o  Germany              o  Holland

      o  Italy                      o  Japan                o  Norway

      o  Portugal


      o  Spain                      o  Sweden               o  Switzerland


      We are continually evaluating our facilities requirements.

Our technology software and hardware are housed at Exodus Communications, Inc. in Sterling, Virginia, Digital Island in Hong Kong and London, and Global Center in New York and Herndon, Virginia. Our agreements with these organizations provide for Internet connectivity services, tape rotation, off-site storage services, facilities management, and the lease of secure space to store and operate this equipment. Hardware and Software located in these facilities is owned or leased by 24/7 Media. Our agreements with these organizations include a "99% Uptime Guarantee." Downtime results in certain returns of payment to us and gives rise to a right of termination by us. In the future, we may expand our utilization of third party organizations to ensure the continued support of our present and future customers and maintain our levels of redundancy.

ITEM 3. LEGAL PROCEEDINGS.

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleged that Sabela was infringing, and inducing and contributing to the infringement by third parties of a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick was seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorneys' fees and costs. On May 4, 2000, we filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." On November 6, 2000, we settled the patent litigation initiated by DoubleClick against Sabela and the patent litigation initiated against DoubleClick by us. Consequently, both of these lawsuits have been dismissed with prejudice. As part of the settlement, we and DoubleClick granted each other certain rights in certain of the respective patents. Under the settlement agreement, no other terms of the settlement are permitted to be disclosed.

On November 21, 2000, our 24/7 Exactis subsidiary filed a lawsuit in U.S. Federal District Court in Denver, Colorado against the Mail Abuse Prevention System LLC ("MAPS") and its founder, Paul Vixie, alleging various tort-related claims in connection with MAPS' inclusion of IP addressed associated with 24/7 Exactis on MAPS Real-time Blackhole List (the "RBL"). The court has issued a preliminary injunction against MAPS' prohibiting it from including 24/7 Exactis' servers on the RBL, and a trial is scheduled for July 2001.

On December 26, 2000, Christina A. Wells, Garen Razoian, and Stephen J. Simkovich filed a lawsuit in the Superior Court of California, Los Angeles County, against us, Website Results, The Pinnacle Group, Michael Osborn, Ronald Penna, and Kevin Smith. Plaintiffs alleged claims for (i) breach of express contract; (ii) breach of implied in fact contract; (iii) negligent management; (iv) fraud and misrepresentation; (v) breach of covenant of good faith and fair dealing; (vi) conversion; (vii) loss of benefit of the bargain and business opportunity; (viii) declaratory relief; (ix) intentional infliction of emotional distress; and
(x) negligent infliction of emotional distress. The thrust of the complaint is that the defendants failed to pay certain commissions promised to plaintiffs. Plaintiffs claim to have suffered over $1 million in damages and seek punitive damages as well. We are mounting a vigorous legal defense that may include counterclaims, and we have submitted a demurrer seeking to dismiss all tort-based claims. We do not believe that the outcome of this litigation will have a materially adverse impact on our financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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


                                                 HIGH                     LOW

YEAR ENDED DECEMBER 31, 1999
First Quarter                                    59.00                  22.88
Second Quarter                                   69.63                  23.88
Third Quarter                                    48.38                  21.75
Fourth Quarter                                   65.25                  34.38
YEAR ENDED DECEMBER 31, 2000
First Quarter                                    65.00                  36.13
Second Quarter                                   39.50                  12.06
Third Quarter                                    17.25                   9.00
Fourth Quarter                                   10.44                   0.47
YEAR ENDED DECEMBER 31, 2001
First Quarter                                     2.22                   0.25
Second Quarter (through April 10, 2001)           0.34                   0.19

      On April 10, 2001, the last reported sale price for our common stock on the NASDAQ National Market was $0.31. As of March 29, 2001, there were approximately 490 holders of record of our common stock.

      The shares of our common stock are currently listed on the NASDAQ national market. On April 6, 2001, we have received a letter from NASDAQ stating that they have determined that we have failed to meet NASDAQ's minimum listing requirements and as a result our common stock could be delisted.

      Our failure to meet NASDAQ's maintenance criteria may result in the discontinuance of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ, over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of the broker-dealers to sell the securities, which may materially affect the ability of the shareholders to sell the securities in the secondary market.

      Delisting of our shares could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under blue-sky laws to sell equity if we are delisted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The consolidated financial statements included herein are prepared assuming the Company will continue as a going concern. The report of KPMG LLP covering the December 31, 2000 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in
Note 1 to the consolidated financial statements. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty. The selected financial data as of December 31, 1997 and 1996 and for each of the years in the two-year period ended December 31, 1997 are derived from our audited financial statements, which are not included herein. We believe that due to the many acquisitions that we made in recent years, the period to period comparisons for 1996 through 2000 are not meaningful and should not be relied upon as indicative of future performance.

You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                              2000           1999          1998            1997             1996
                                                         ------------    ------------   ------------   ------------    -------------
                                                                             (IN THOUSANDS, EXPEEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Revenues:
 Network .............................................   $    125,256    $     81,158   $     19,744   $      1,467    $      1,111
 Email ...............................................         29,269           8,853          1,003             69            --
 Technology ..........................................         30,630
 Other ...............................................           --              --              119          1,681             436
                                                         ------------    ------------   ------------   ------------    ------------
   Total revenues ....................................        185,155          90,011         20,866          3,217           1,547
                                                         ------------    ------------   ------------   ------------    ------------

Cost of revenues:
 Network .............................................        102,365          61,000         15,970          1,655           1,596
 Email ...............................................         20,642           4,963            179             14            --
 Technology ..........................................          9,886            --             --             --              --
                                                         ------------    ------------   ------------   ------------    ------------
   Total cost of revenues ............................        132,893          65,963         16,149          1,669           1,596
                                                         ------------    ------------   ------------   ------------    ------------

   Gross profit (loss) ...............................         52,262          24,048          4,717          1,548             (49)
                                                         ------------    ------------   ------------   ------------    ------------

Operating expenses:
 Sales and marketing .................................         52,406          23,396          8,235          1,857           2,364
 General and administrative ..........................         61,719          24,575          8,827          3,226           3,390
 Product development .................................         18,215           1,891          2,097          1,603           1,617
 Other expenses ......................................           --              --             --              989            --
  Amortization of goodwill, intangibles and advances .        129,684          16,939          5,722           --
  Stock-based compensation ...........................          8,555             313            569             32              24
  Merger related costs ...............................          5,513            --            5,000           --              --
  Restructuring and exit costs .......................         11,956            --             --             --              --
  Impairment of intangible assets ....................        500,220            --             --             --
                                                         ------------    ------------   ------------   ------------    ------------
   Total operating expenses ..........................        788,268          67,114         30,450          7,707           7,395
                                                         ------------    ------------   ------------   ------------    ------------

   Loss from operations ..............................       (736,006)        (43,066)       (25,733)        (6,159)         (7,444)

 Interest income (expense), net ......................          1,359           3,025            576           (154)            (38)
 Gain on sale of investments .........................         52,059            --             --             --              --
 Gain on exchange of patent rights, net ..............          4,053            --             --             --              --
 Impairment of investments ...........................       (101,387)           --             --
                                                         ------------    ------------   ------------   ------------    ------------

   Net loss before minority interest .................       (779,922)        (40,041)       (25,157)        (6,313)         (7,482)

 Minority interest in loss of consolidated subsidiaries          --               979           --             --              --
                                                         ------------    ------------   ------------   ------------    ------------
   Net loss ..........................................       (779,922)        (39,062)       (25,157)        (6,313)         (7,482)

 Cumulative dividends on mandatorily
  convertible preferred stock ........................           --              --             (276)          --
                                                         ------------    ------------   ------------   ------------    ------------
 Net loss attributable to common
  stockholders .......................................   $   (779,922)   $    (39,062)  $    (25,433)  $     (6,313)   $     (7,482)
                                                         ============    ============   ============   ============    ============
 Net loss per share--basic and diluted ...............   $     (23.38)   $      (1.96)  $      (2.48)  $      (3.50)   $      (4.24)
                                                         ============    ============   ============   ============    ============
 Weighted average shares outstanding .................     33,363,613      19,972,446     10,248,677      1,802,235       1,765,053
                                                         ============    ============   ============   ============    ============

CONSOLIDATED BALANCE SHEET
DATA:
 Cash and cash equivalents (including restricted cash
  of $800 in 2000) ...................................   $     29,697    $     42,786   $     34,049   $        121    $      1,847
 Working capital (deficit) ...........................         21,874          41,189         31,290         (1,668)           (232)
 Goodwill and intangible assets, net .................        124,792          62,398         10,935           --              --
 Total assets ........................................        268,927         534,012         63,108          1,463           4,687
 Long-term debt ......................................           --              --             --            2,317            --
 Obligations under capital leases,
  excluding current installments .....................            154              13             34             80            --
 Total stockholders' equity (deficit) ................        207,998         397,791         51,087         (2,947)          1,888

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

GENERAL

We are a leading global provider of end-to-end advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers worldwide, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, data analysis, loyalty marketing and convergence solutions, all delivered from our industry-leading data and technology platforms. Our 24/7 Connect ad serving technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants. Our business is organized into three principal lines of business:

o     24/7 Network,

o     24/7 Mail, and

o     24/7 Technology Solutions.

Through our global advertising network, 24/7 Media provides a full suite of interactive marketing solutions and services. Through the 24/7 Network, we serve more than 3.0 billion ad impressions per month on more than 600 high-profile sites globally. 24/7 Mail, the world's largest permission-based, opt-in email database, consists of more than 30 million email addresses that can be used to deliver targeted online banner and email campaigns. Our 24/7 Technology Solutions enables 24/7 Connect to provide advertisers, marketers and Web sites a centralized ad delivery, ad management and reporting system. We are based in New York and as of December 31, 2000, we had offices in 50 cities in over 20 countries.

We generate our revenues primarily by delivering advertisements to affiliated Web sites on our networks and email messages to clients. We typically sell our advertisements and deliver our email related services under purchase order agreements with advertisers which are short-term in nature or subject to cancellation.

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

We recognize advertising and email revenues in the period that the advertisement or promotion is delivered, provided that no significant obligations remain and the receivable is probable of collection. In nearly all cases, we recognize revenues generated from advertising sales, net of any commissions paid to advertising agencies on behalf of their clients. We pay our affiliated Web site clients a fee calculated as a percentage of revenues generated by advertisements run on the Web site, which amount is included in cost of revenues. We pay our email list owners a royalty for use of their email list in our ad campaigns. In addition, we are responsible for billing and collecting for advertisements delivered to our networks. We recognize technology revenues on a percentage of completion basis for fixed price contracts or as hours are incurred for time and materials contracts.

The period-to-period comparisons of our historical operating results should not be relied upon as indicative of future performance. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly companies in the rapidly evolving Internet market. Although we have experienced revenue growth in recent periods, there can be no assurances that this growth will be maintained in addition, we anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

REVENUES

NETWORK. Our Network revenues increased 54.3% to $125.3 million for the year ended December 31, 2000 from $81.2 million for the year ended December 31, 1999. The increase in Network revenue was due to an increase in online spending, an increase in volume across our network and strong international growth in Europe further aided by acquisitions in Canada (July 1999) and Latin America (December 1999).

MAIL. Our Mail revenues increased 230.6% to $29.3 million for the year ended December 31, 2000 from $8.9 million for the year ended December 31, 1999. This increase in revenue was fueled by a significant expansion in the types of email services that we offer to include email list management and list brokerage services in addition to our service bureau offerings, as well as a dramatic increase in the number of opt-in email addresses under management. A significant portion of our growth and the expansion into these new service offerings was due to our acquisitions of Sift in the first quarter of 1999 which was accounted for as a pooling of interests and of ConsumerNet in the third quarter of 1999.

TECHNOLOGY. Our Technology Solutions segment was formed with our acquisitions of Sabela Media, Inc. and IMAKE Software and Service, Inc. in January 2000 and increased with our acquisitions of Exactis.com, Inc. in June 2000 and Website Results in August 2000. Technology revenues were $30.6 million for the year ended December 31, 2000.

COST OF REVENUE AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our 24/7 Connect ad serving system and Internet access. We completed the transition of our 24/7 Network in the United States to 24/7 Connect in the third quarter of 2000 and we converted the 24/7 Network in Canada and Latin America to 24/7

Connect in early 2001. We plan to convert the 24/7 Network in Europe to 24/7 Connect in the second half of 2001.

Gross profit dollars increased significantly due to the increase in revenue and the gross margin decreased from 24.8% for the year ended December 31, 1999 to 18.3% for the year ended December 31, 2000. The decline in margin is due to increased competition in the marketplace and the cost to exit our least profitable advertising contracts. Gross margin further decreased due to increases in the amounts of unsold inventory, which diluted the effective price of delivered advertising impressions.

MAIL COST OF REVENUES AND GROSS PROFIT. The cost of mail revenues consists primarily of list provider royalties and delivery costs. Gross profit dollars increased significantly due to the growth in revenues. Gross margin declined to 29.5% for the year ended December 31, 2000 from 43.9% for the year ended December 31, 1999. The decrease is due to the shift in the mix of business from service bureau in 1999 to primarily list management and list brokerage in 2000, each of which has a lower gross margin. The gross margin also decreased due to our obligation to fulfill guarantee contracts. We expect that the margin on mail will improve as all guarantee contracts have expired as of December 31, 2000.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, and the cost of equipment and broadband for our third party ad serving solutions. Gross margin for the year ended December 31, 2000 was 67.7%. We expect to maintain this margin throughout 2001.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product development and amortization expenses increased in the year ended December 31, 2000 compared to the year ended December 31, 1999 as a result of numerous acquisitions from July 1999 through August 2000 and expenses incurred in connection with the internal growth of our business. We expect expenses to decrease in the future due to our restructuring activities, described in "Restructuring and exit costs" below.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased as a result of the growth of our business on a global scale and the resulting additions to sales staff as well as increased marketing expenses for expanding into new markets and new product lines, broadening our visibility and our global advertising campaign. We expect sales and marketing expenses to decrease as we restructure and better integrate our sales force.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased as a result of the growth of our business, numerous acquisitions, the addition of new personnel and increased operating expenses. General and administrative further increased due to bad debts as a result of the difficulties facing the internet industry. We incurred approximately $10.5 million in bad debt expense for the year ended December 31, 2000, which was $9.3 million higher than the year ended December 31, 1999 due to the significant downturn in the Internet advertising and marketing sectors. We expect general and administrative expenses to decrease as we implement our restructuring activities to the reduce employee headcount, consolidate operations and reduce office space.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. 24/7 Connect, our ad serving solution, reached the application development stage in March 1999 and we began capitalizing costs related to the project. We capitalized certain costs through June 2000 when 24/7 Connect became fully operational. During the second half of 2000, all enhancements to Connect were expensed as incurred. In addition, product development expenses increased due to the acquisition of Exactis on June 30, 2000 which has significant new products under development. We expect product development expenses to decrease as we scale our research & development budget in line with the current market conditions.

AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $129.7 million for the year ended December 31, 2000 and $16.9 million for the year ended December 31, 1999. The increase is due to the goodwill and intangibles acquired with ConsumerNet, Clickthrough, Netbookings, IMAKE, Sabela, AwardTrack, iPromotions, Kendro Communications, Exactis, Website Results and the remaining interest in 24/7 Media Europe. During the fourth quarter of 2000, we wrote off a substantial portion of the remaining goodwill and intangible assets. As a result, we expect this expense to significantly decline in the 2001.

STOCK-BASED COMPENSATION. Stock based compensation of $8.6 million for the year ended December 31, 2000 consists of a $1.8 million charge for unregistered shares issued to employees, $4.5 million in amortization of deferred compensation from acquisitions, $2.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.2 million in stock to be given as bonuses to certain employees. The expense in 1999 relates to issuance of options to a former employee for $0.2 million and amortization of deferred compensation for restricted shares issued to certain employees for $0.1 million.

MERGER RELATED COSTS. Merger related costs of $5.5 million for the year ended December 31, 2000 consist primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediately charged to operations in the first quarter of 2000. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future uses. As a result, the Company will be required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation. The remaining expense consisted primarily of consultant costs related to the integration of our numerous acquisitions.

RESTRUCTURING AND EXIT COSTS. During the fourth quarter of 2000, we recorded a restructuring charge of approximately $12.0 million. . Our restructuring initiatives are to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional offices, and the abandonment of our AwardTrack subsidiary. In addition, we have entered into negotiations to sell our Sabela subsidiary and have recorded its assets at their estimated realizable value.

In connection with the restructuring plan, we have recorded a $12.0 million charge to operations during the fourth quarter of 2000 consisting of severance of approximately $3.5 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.4 million. This amount includes non-cash charges of approximately $6.4 million. We have paid the majority of these costs in the first quarter and expect to pay all remaining amounts by the end of the third quarter.

IMPAIRMENT OF INTANGIBLES ASSETS. We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time (see note 2). During the fourth quarter of 2000, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000. In addition, each of these entities had experienced significant and continuing declines in operating and financial metrics over the last two quarters of 2000, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000.

Where impairment was indicated, we determined the fair value of our business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, we used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during our initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

As a result, we determined that the fair value of goodwill and other intangible assets attributable to IMAKE, iPromotions, Exactis and Website Results were less than their recorded carrying values. In addition, we have abandoned operations of our AwardTrack subsidiary and entered into negotiations for the sale of its Sabela subsidiary. As such we have recorded Sabela's assets at their estimated realizable value. As a result of these actions, we have written off all remaining goodwill and intangible assets related to AwardTrack and Sabela. Accordingly, we recognized $500.2 million in impairment charges to adjust the carrying values of these entities in the fourth quarter of 2000. Of this amount, $367.2 million related to Exactis, $55.5 million to AwardTrack, $47.9 million to Sabela, $21.3 million to Website Results, $5.4 million to IMAKE and $2.9 million to iPromotions. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

INTEREST INCOME, NET. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments and interest expense related to our capital lease obligations. Interest income, net was $1.4 million for the year ended December 31, 2000 and $3.0 million for the year ended December 31, 1999. The decrease in interest income, net for the year ended December 31, 2000 compared to December 31, 1999 was primarily attributable to a decrease in interest income earned as a result of a lower cash and cash equivalent balances.

GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our chinadotcom stock. In the year ended December 31, 2000, we sold approximately 5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of $13.8 million, which resulted in a gain of approximately $52.1 million throughout the year.

GAIN ON EXCHANGE OF PATENT RIGHTS, NET. On November 6, 2000, we and DoubleClick, Inc. settled the DoubleClick, Inc. v. Sabela Media, Inc. and 24/7 Media, Inc. v. DoubleClick, Inc. patent litigation. Both lawsuits have been dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick have granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement were to be disclosed. During the fourth quarter of 2000, proceeds from the exchange of patent rights were recorded net of related legal expenses, resulting in a gain of $4.1 million.

IMPAIRMENT OF INVESTMENTS. During the fourth quarter of 2000, we wrote down certain of our investments and recognized impairment charges of approximately $101.4 million for other-than-temporary decline in value of certain investments. We made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuation of comparable companies operating in the Internet and technology sectors. The write down to cost based investment were $73.9 million, of which $38.8 million related to 24/7 Media-Asia, a subsidiary of chinadotcom, $23.5 million related to Idealab!, $5.6 million to Naviant, $3.0 million to Bidland.com and $3.0 million in other investments. We also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment charge of $26.4 million and $1.1 million, respectively.

RESULTS OF OPERATIONS--1999 COMPARED TO 1998

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased in dollar terms; however, as a percentage of revenue the expenses decreased from 42% in 1998 to 27% in 1999. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses.

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

AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS, AND ADVANCES. In 1999, we incurred total amortization charges of $16.9 million compared to $5.7 million in 1998. The expense is the amortization of goodwill and other intangible assets related to the acquisitions of InterAd Holdings Ltd., ClickThrough Interactive, ConsumerNet and Netbooking OY in 1999 and Petry, Advercomm, Intelligent Interactions, CardSecure and CliqNow! in 1998.

STOCK BASED COMPENSATION. The expense in 1999 relates to issuance of options to a former employee for $0.2 million and amortization of deferred compensation for restricted shares issued to certain employees for $0.1 million. The expense in 1998 relates to issuance of warrants and common stock to consultants and former officers of $0.5 million and deferred compensation for restricted shares issued to certain employees for of approximately $0.1 million.

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

QUARTERLY RESULTS OF OPERATIONS--UNAUDITED

The following tables set forth unaudited consolidated quarterly statements of operations for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting of normal recurring adjustments, have been included in the amounts stated below to fairly present the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our 2000 consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


                                                               THREE MONTHS ENDED
                                            ------------------------------------------------
                                             MARCH 31,    JUNE 30,     Sept. 30,    Dec. 31,
                                               2000        2000          2000         2000
                                            ---------    ---------    ---------    ---------
                                                              (in thousands)
Revenues:
     Network ............................   $  36,483    $  40,782    $  26,013    $  21,978
     Email ..............................       6,884        8,535        9,728        4,122
     Technology .........................       2,864        2,870       12,386       12,510
                                            ---------    ---------    ---------    ---------
        Total revenues ..................      46,231       52,187       48,127       38,610

Cost of revenues:
     Network ............................      28,692       31,794       21,770       20,109
     Email...............................       4,266        5,712        5,639        5,025
     Technology .........................       1,127        1,253        3,654        3,852
                                            ---------    ---------    ---------    ---------
            Total cost of revenues ......      34,085       38,759       31,063       28,986

            Gross profit ................      12,146       13,428       17,064        9,624
                                            ---------    ---------    ---------    ---------

Operating expenses:
     Sales and marketing ................      11,890       11,817       14,745       13,954
     General and administrative .........      10,856       13,023       17,469       20,371
     Product development ................       1,039        2,156        7,889        7,131
     Other expenses:
        Amortization of goodwill, intangible
          assets and advances ...........      16,692       18,549       46,758       47,685
        Stock-based compensation ........       2,910        1,319        2,226        2,100
        Merger related costs ............       4,762          409          151          191
        Restructuring and exit costs ....        --           --           --         11,956
        Impairment of intangible assets .        --           --           --        500,220
                                            ---------    ---------    ---------    ---------
            Total operating expenses ....      48,149       47,273       89,238      603,608
                                            ---------    ---------    ---------    ---------
            Loss from operations ........     (36,003)     (33,845)     (72,174)    (593,984)

     Interest income (expense), net .....         474          259          502          124
     Gain on sale of investments ........      11,682       11,421       14,885       14,071
     Gain on exchange of patent rights, net      --           --           --          4,053
     Impairment of investments ..........        --           --           --       (101,387)
                                            ---------    ---------    ---------    ---------
            Net loss ....................   $ (23,847)   $ (22,165)   $ (56,787)   $(677,123)
                                            =========    =========    =========    =========


REVENUES. Although revenues increased substantially from 1999 to 2000, we experienced declines quarter-to-quarter since the quarter ended June 30, 2000 and we anticipate that this trend will continue into the first half of 2001 due to the downturn in advertising and marketing spending on the internet. The significant increase in technology revenues during the second half of 2000 was a result of our acquisition of Exactis and Website Results.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues trended with revenue. Gross margin remained relatively consistent, except in the third quarter, when it was significantly higher. We were able to maintain gross margin by increasing revenue from the higher margin technology segment from our acquisitions throughout 2000 which was offset by declining margins in network and mail.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased as a result of the growth of our business, internally and through acquisitions, and the resulting additions to sales staff as well as increased marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased as a result of the growth of our business, the addition of new personnel and increased operating expenses. General and administrative expenses further increased due to bad debt as a result of the difficulties facing the internet industry in the third and fourth quarters.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from the first quarter to the second quarter however we capitalized certain development costs associated with our 24/7 Connect ad serving system in first and second quarters of 2000. 24/7 Connect was initially launched during the second quarter of 2000. Product development expenses increased in the third and fourth quarter due to the acquisition of Exactis which had significant new products under development as well as our continued development of 24/7 Connect.

AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS, AND ADVANCES. Amortization of goodwill and other intangible assets relates to acquisitions. The expense increased due to the timing of acquisitions completed during 2000, including Sabela, IMAKE, AwardTrack, Exactis and Website Results.

INTEREST INCOME. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments and interest expense related to our capital lease obligations. The decrease in interest income was primarily attributable to a decrease in interest income earned as a result of a lower cash and cash equivalent balances.

Please see Results of Operations - 2000 compared to 1999 above for further details on the remaining line items.


                                                                                  THREE MONTHS ENDED
                                                                 ---------------------------------------------
                                                                 March 31,   June 30,    Sept. 30,    Dec. 31,
                                                                   1999        1999        1999         1999
                                                                 --------    --------    --------    ---------
                                                                                (in tbousands)
Revenues:
     Network .................................................   $ 11,071    $ 16,536    $ 21,861    $ 31,690
     Email ...................................................        379         619       2,452       5,403
                                                                 --------    --------    --------    --------
        Total revenues .......................................     11,450      17,155      24,313      37,093

Cost of revenues:
     Network .................................................      8,749      12,815      16,368      23,068
     Email ...................................................         47         247       1,379       3,290
                                                                 --------    --------    --------    --------
        Total cost of revenues ...............................      8,796      13,062      17,747      26,358

        Gross profit .........................................      2,654       4,093       6,566      10,735
                                                                 --------    --------    --------    --------

Operating expenses:
     Sales and marketing .....................................      3,494       4,454       6,920       8,528
     General and administrative ..............................      3,434       4,893       7,282       8,966
     Product development .....................................        922         320         327         322
     Amortization of goodwill, intangible
        assets and advances ..................................      2,308       2,421       4,511       7,699
     Stock-based compensation ................................         28          28         228          29
                                                                 --------    --------    --------    --------
        Total operating expenses .............................     10,186      12,116      19,268      25,544
                                                                 --------    --------    --------    --------
        Loss from operations .................................     (7,532)     (8,023)    (12,702)    (14,809)

     Interest income (expense), net ..........................        288         860       1,034         843
     Minority interst in loss of consolidated subsidiary .....       --          --          --           979

        Net loss .............................................   $ (7,244    $ (7,163)   $(11,668)   $(12,987)
                                                                 ========    ========    ========    ========


REVENUES. Our revenues increased each quarter primarily due to an increase in advertising revenue on the 24/7 Network. This increase is due to the same reasons noted in the 1999 to 1998 year-to-year comparison, that is, a dramatic expansion in the number of ad impressions sold in the US network business, a significantly increasing number of Web sites that we represent, and our expansion globally through acquisition to Canada, Europe and Latin America. In addition to network revenues, we generated increased revenues through email services.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues increased each quarter of 1999 due to the growth of our business. Gross margin increased each quarter, reaching approximately 29% in the fourth quarter. The increase is due to favorable ad serving costs in the network business, as well as an increasing percentage of total revenues being generated by email, which enjoys a higher gross margin than the network business.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had cash and cash equivalents of $29.7 million including restricted cash of $0.8 million versus $42.8 million at December 31, 1999. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. The value of our investments totaled $11.3 million and $366.6 million at December 31, 2000 and 1999, respectively. These investments generally relate to equity and cash transfers from us for minority equity ownership positions. Such investments include, but are not limited to, chinadotcom, Network Commerce, i3Mobile, Naviant, Inc. and idealab!. We used approximately $6.1 million and $45.1 million in cash to fund these investments in 2000 and 1999, respectively. In addition, we acquired majority and full ownership positions in several companies through the transfer of common stock and cash. These acquisitions included, but were not limited to Sabela, Imake AwardTrack, ipromotions, Kendro Communications, Exactis, Website Results, during 2000 and InterAd Holdings, Ltd., Netbooking, ClickThrough Interactive and ConsumerNet during 1999. We acquired net cash of $24.0 million related to our 2000 acquisitions. Cash paid for our 1999 acquisitions approximated $7.0 million.

      We generated much of our liquidity through our monetization of our investment in chinadotcom securities throughout 2000 which generated approximately $65.9 million in proceeds, net cash received in our 2000 acquisitions of approximately $24.0 million and our secondary offering which occurred in 1999 and provided us with $100.5 million. These proceeds were used to finance growth in operations, acquisitions of subsidiaries and investments discussed above, and the purchase of property and equipment needed during this growth period. We used approximately $87.5 million and $22.0 million of cash in operating activities during 2000 and 1999 generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments and exchange of patent rights, net of expenses, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also by significant increases in accounts receivable, decreases in our accounts payable and accrued expenses that were partially offset by decreases in prepaid and other current assets and deferred revenue.

      Net cash provided by investing activities was approximately $69.5 million in 2000 versus net cash used by us in 1999 of approximately $70.7 million. The majority of the cash provided by investing activities during 2000 related to proceeds received from our sale of a portion of our investment in chinadotcom and marketable securities, acquisitions and exchange of our patent rights, net of related expenses which amounted to $75.5 million, $24.0 million and $4.1 million respectively. In addition to our acquisitions and our investments discussed above we have continued investment in technology and efforts to develop our infrastructure through capital expenditures, including capitalized software. Cash used for such expenditures totaled approximately $28.3 million and $18.6 million for 2000 and 1999, respectively. To the extent we continue to acquire additional ad serving hardware, invest in enhancing or expanding our current product lines, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could continue to be significant. In addition, since December 31, 2000, we have sold all of our investment in chinadotcom stock which yielded proceeds of $6.4million. In addition, we sold a portion of our holding in Network Commerce and i3Moble yielding proceeds of $0.3 million, however, there can be no assurances that we will be successful in realizing our remaining investment in our available-for-sale securities. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

      The annual lease for our corporate headquarters is approximately $1.2 million per year. In addition, we have significant rental space in Denver related to the Exactis business and data center. Total rent expense for 2000 relating to all leases was $6.8 million. As of December 31, 2000, we had obligations amounting to $0.6 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash and cash equivalents. In addition, we have entered into negotiations to sell Sabela and have recorded their assets at their estimated realizable value. The Company is contingently liable for approximately $2.6 million of equipment obligations assumed by the purchaser of Sabela. Should the buyer default the liability would revert to us.

      All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time. They also require severance for involuntary termination ranging from one to six months. As of December 31, 2000, there were approximately 250 employees in Europe whose annualized base salaries were approximately $10.8 million.

      As of December 31, 2000, we have approximately $4.5 million remaining of cash outlays relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. We paid the majority of these costs in the first quarter of 2001 and expect to pay all remaining amounts by the end of the third quarter of 2001.

      No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 2000, we had approximately $107.3 million of US and $21.1 million of foreign net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2020. As a result of various equity transactions during 2000, 1999, 1998 and 1997, we believe that our company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code.

Accordingly, the utilization of substantially all of the net operating loss carryforward is limited. Due to the Company's operating losses and Section 382 limitations, there is substantial uncertainty whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2000 and 1999, the valuation allowance decreased by $41.1 million and increased by $3.9 million, respectively. Of the total valuation allowance of $53.0 million subsequently recognized tax benefits, if any, in the amount of $5.2 million will be applied directly to contributed capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

        Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses from operations since inception raise substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on achieving revenue targets, further rationalizations, our ability to monetize our non-core assets which includes selling certain divisions, and or raising additional financing, as well as, reducing our operating expenses. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling core assets which could result in significant changes in our business plan. To the extent we encounter additional opportunities, we may need to sell a portion of our current investments in affiliates, or we may sell additional equity or debt securities which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due both to our current stock price and the significant amount of financing we would be required to raise. These securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations. See "Risk Factors - We may need to raise additional funds, including the issuance of debt."

      On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings . The agreement gives us the ability to sell up to $50 million of our common stock to Maya pursuant to periodic draw downs. The draw downs are subject to our ability to continue trading on the NASDAQ and our trading volumes and prices. As a result, our ability to utilize this equity credit line is limited and there can be no assurances that it will provide the resources necessary to fund our needs. We are continuing to evaluate other fund raising vehicles.

      We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the twelve months commencing January 1, 2001. We have limited operating capital and no current access to any meaningful funds from our credit facilities. Our continued operations therefore will depend on its ability to raise additional funds through sale of certain divisions, bank borrowings or equity or debt financing. We cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us on commercially reasonable terms, or at all.

MARKET FOR COMPANY'S COMMON EQUITY

      The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the decline in the share price of our Common Stock and our continued operating losses, we received a letter from the Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted if we do not satisfy these requirements by July 5, 2001.

      Our failure to meet NASDAQ's maintenance criteria may result in the discontinuance of the inclusion of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

      Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standard No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and, as amended by SFAS 137, will be adopted by us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement is not expected to materially impact our consolidated financial statements.

FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. We applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the year ended December 31, 2000. The adoption of FIN No. 44 did not have a material impact on the our consolidated financial statements, except for the accounting for exchanges of stock compensation awards in our business combinations.

In March 2000, the EITF reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. We have applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, and noted that there was no material impact on our results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We were required to adopt the accounting provisions of SAB No. 101, in the fourth quarter of 2000. Our revenue recognition policies are consistent with SAB 101; accordingly, its implementation did not have a significant effect on our results of operations.

Possible Volatility of Stock Price.

The market price of our common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

Interest Rate Risk, Market Risk and Currency Rate Fluctuations.

Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Media.

Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. Due to the current economic environment, although we believe that we have sufficiently provided for any material losses in this area. There can be no assurance that unanticipated material losses may not result.

We are exposed to equity price risks on the marketable portion of our equity securities. Our available-for-sale securities at December 31, 2000 include equity positions in companies in the Internet industry sector, including chinadotcom corporation, Network Commerce, Inc., and i3Mobile, many of which have experienced significant historical volatility in their stock prices. We typically do not attempt to reduce or eliminate our market exposure on these securities. As of April 10, 2001, the Company sold its remaining stake in chinadotcom, approximately 1.2 million shares. Proceeds from the sales were $6.4 million resulting in a pre-tax gain of approximately $4.6 million. The Company also sold approximately 2.2 million shares of Network Commerce and approximately 25,000 shares of i3Mobile. Proceeds were $0.3 million resulting in a loss on sale of investments of $1.5 million. Our remaining 2.1 million shares in Network Commerce and 69,000 shares in i3Mobile have an adjusted cost basis of $1.9 million as of April 10, 2001. There can be no assurance that we will realize any proceeds from these investments.

We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the countries in which the currency is the Euro. The effect of foreign exchange rate fluctuations for 2000 and 1999 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           FORWARD-LOOKING STATEMENTS

      This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under "--Risk Factors" below.

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

WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing January 1, 2001 and there can be no assurance that new funds can be secured by December 31, 2001. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to monetize our non-core assets, raise additional financing to meet our cash and operational needs or reduce our operating expenses to address this going concern issue.

Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses and our need to fund future capital expenditures.

We have received a report from our independent accountants containing an explanatory "going concern" paragraph stating that our recurring losses from operations since inception raise substantial doubt about our ability to continue our business as a going concern. Management's plans to continue as a going concern rely heavily on achieving revenue targets, further rationalizations, our ability to monetize our non-core assets which includes selling certain divisions and or raising additional financing, as well as, reducing our operating expenses. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling core assets, which could result in significant changes in our business plan.

To the extent we encounter additional opportunities to raise cash, to do so, we may need to sell a portion of our current investments in affiliates, or we may sell additional equity or debt securities which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations.

We have extremely limited access, if any, to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it will be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, when needed, or at all, our business, results of operation, financial condition and continued viability will be materially adversely effected.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses, we received a letter from Nasdaq's stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted. Nasdaq listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for our share price of $1.00. Our share price has traded at levels below $1.00 for more than 30 consecutive days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher.

Our failure to meet NASDAQ's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

Our ability to make drawdowns under the common stock purchase agreement with Maya Cove Holdings would be limited or eliminated in the event that we fail to continue tading on the NASDAQ stock market. In addition, delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

HIGH VOLATILITY OF STOCK PRICE.

The market price of our common stock has fluctuated in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2000 due to the softness in the advertising market which has continued to decline into the first quarter of 2001 and is expected to continue through the second quarter of 2001. Commencing in the third quarter 2000, our online advertising revenues decreased by $14.8 million compared to second quarter 2000, and decreased an additional $4.0 million in the fourth quarter of 2000. Our limited operating history makes prediction of future revenue growth difficult. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.

We were formed as a result of the combination of three companies in February 1998. None of the companies nor any company that we have since acquired had an operating history of more than four years prior to acquisition or merger. We, therefore, have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

      o develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;

      o     further develop and upgrade our technology;

      o     respond to competitive developments;

      o implement and improve operational, financial and management information systems; and

      o     attract, retain and motivate qualified employees.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses attributable to common stockholders of $779.9 million and $39.1 million for the years ended December 31, 2000 and 1999, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Although our consolidated revenue has grown from year to year, such growth may not continue and may not lead to profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

      o     the addition of new or loss of existing clients;

      o     changes in fees paid by advertisers and direct marketers;

      o changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;

      o the demand by advertisers, Web publishers and direct marketers for our advertising solutions;

      o the introduction of new Internet marketing services by us or our competitors;

      o variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

      o     changes in governmental regulation of the Internet; and

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In November 2000 and January 2001, we reduced our workforce by approximately 200 and 100 employees, respectively. In April 2001, the board of directors approved a restructuring plan calling for an additional reduction in workforce of approximately 100 employees. We have also left positions unfilled when certain employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects.
Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

OUR FINANCIAL PERFORMANCE MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS AND TO COLLECT REVENUES.

The publicity we receive in connection with our financial performance and our measures to remedy negative press, may negatively affect our reputation and our business partners' and other market participants' perception of our company. If we are unable to maintain the existing relationships and develop new ones, our revenues and collections could suffer materially.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising continues to remain soft or fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than clickthrough rates, which generally have been declining. We cannot be certain that such standards will develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL

A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, ad agencies and Web publishers. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available ad space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general. Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services such as Website Results. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions. We cannot assure you that demand for its new solutions will emerge or become sustainable.

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE MUCH OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

The majority of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first quarter of 2001 and is expected to continue through the second quarter of 2001, which could have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

IF WE FAIL TO SUCCESSFULLY CROSS-MARKET OUR PRODUCTS OR TO DEVELOP NEW PRODUCTS, WE MAY NOT INCREASE OR MAINTAIN OUR CUSTOMER BASE OR OUR REVENUE.

We offer a broad range of solutions to our customers. The failure of our cross-marketing efforts may diminish the benefits we realize from the acquisition or development of these various products and services. In addition, we intend to develop new products and services that combine the knowledge and resources of our Media, Mail and Technology divisions. We cannot assure you that these products or services will be developed or, if developed, will be successful or that we can successfully integrate or realize the anticipated benefits of these developments. As a result, we may not be able to increase or maintain our customer base. We cannot assure you that we will be able to overcome the obstacles in developing new products and services, or that there will be a demand for the new products or services developed by us. An inability to overcome such obstacles or a failure of such demand to develop could materially and adversely affect our business, financial condition and results of operations or could result in loss of key personnel.

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

The 24/7 Network generates a substantial portion of our revenues, and we expect that the 24/7 Network will continue to account for a substantial portion of our revenue for the foreseeable future. The 24/7 Network consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the twelve month periods ended December 31, 2000 and 1999, approximately 39%. and 32%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the twelve month period ended December 31, 2000, the top ten Web sites included AT&T WorldNet Service, Juno Online Services, Inc., Earthlink Network, Inc., DesktopDollars, Inc., Community Connect Inc., Mapquest.com, Inc., Goto.com, All Advantage.com, Netzero.net, and Regent Network Services, Inc. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above will remain associated with us or that such Web sites will not experience a reduction in online traffic on their sites. We cannot assure you that we will be able to replace any departed Web site in a timely and effective manner with a Web site with comparable traffic patterns and user demographics. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF OUR ADVERTISERS OR AD AGENCIES WOULD REDUCE OUR REVENUES.

We generate our revenues from a limited number of advertisers and ad agencies that purchase space on our Web sites. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the twelve-month period ended December 31, 2000, our top ten advertisers and ad agencies accounted for approximately 36% of our total revenues. Advertisers and ad agencies typically purchase advertising under purchase order agreements that run for a limited time. Typically, we enter into short-term contracts with advertisers and ad agencies. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current advertisers and ad agencies will continue to purchase advertising from us or that we will be able to attract additional advertisers and ad agencies successfully, or that agencies and advertisers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our advertisers that account for a significant portion of our revenue.

WE HAVE GROWN OUR BUSINESS THROUGH ACQUISITION.

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired twelve more companies. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations. We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

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


OUR ADVERTISING CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE STRATEGIC RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

As a result of unfavorable conditions in the public equity markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers have reduced their spending on Internet advertising, which has materially and adversely affected our business, financial condition and results of operations. In addition, from time to time, we have entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience similar adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition and results of operations.

OUR REVENUES ARE SUBJECT TO SEASONAL FLUCTUATIONS.

We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS
DISRUPTION.

24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We launched 24/7 Connect in early 2000, and we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Our 24/7 Connect technology resides on a computer system located in our data centers in Virginia, and our 24/7 Exactis technology resides in our Denver, Colorado office. These systems' continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and makegoods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected. Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

As of March 29, 2001, we had 43,519,674 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for its common stock.

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH.

The markets for Internet advertising and related products and services are intensely competitive. Our failure to successfully compete may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our 24/7 Connect technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which 24/7 Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. These principles were recently endorsed by the Federal Trade Commission, and are in the process of being adopted by the NAI companies. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through our services, in the direct marketing industry follow. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS OUR BUSINESS WILL BE ADVERSELY EFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer. The loss of the services of one or more of these persons could materially adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and we cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

WE MAY BE UNABLE TO CONTINUE TO SUCCESSFULLY MANAGE RAPID GROWTH.

In recent years, we have experienced significant growth both internally and through acquisition. We may, where appropriate, continue to increase the scope of our operations both domestically and internationally, in both sales and marketing as well as technological development. We expect that we will need to continue to improve our financial and managerial controls, reporting procedures and systems. Our recent growth and expansion in operations have placed a significant strain on our managerial, operational and financial resources. To successfully compete in the evolving Internet industry, we must:

      o     continue to improve our financial and management controls;
      o     enhance our reporting systems and procedures;
      o continue to scale our ad serving systems and upgrade their functional capabilities; and expand, train and manage our work force; and
      o     train, retain and manage our work force.

      We cannot be certain that our systems, procedures or controls will be adequate to support our operations, or that management will be able to respond effectively to such growth. Our future results of operations also depend on the efficient management of our sales, marketing and customer support departments.

OUR INTERNATIONAL OPERATIONS MAY POSE LEGAL AND CULTURAL CHALLENGES.

We have operations in a number of international markets, including Canada, Europe and Asia. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

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

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc. in the United States District Court for the Southern District of New York. The suit alleged that Sabela was infringing, and inducing and contributing to the infringement by third parties of, a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". In May 2000, we filed a patent infringement litigation suit against DoubleClick which alleged that DoubleClick infringed, and was inducing and contributing to the infringement of a patent owned by us. We sought damages in an unspecified amount, an injunction against infringement of the patent, and our attorneys fees and costs. In October 2000, we settled the patent litigation initiated by DoubleClick against Sabela and the patent litigation initiated against DoubleClick by us. Consequently, both of these lawsuits have been dismissed with prejudice. As part of the settlement, we and DoubleClick granted each other certain rights in certain of the respective patents. Under the settlement agreement, no other terms of the settlement are permitted to be disclosed.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING DEMOGRAPHIC OR OTHER CONSUMER DATA.

Growing concerns about the use of "cookies" and data collection may limit our ability to develop user profiles. Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our 24/7 Connect technology targets advertising to users through the use of identifying data, or "cookies" and other non-personally-identifying information. 24/7 Connect enables the use of cookies to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Recently, Microsoft Corporation announced that it intends to change the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users we are capable of profiling anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement. A change, such as that announced by Microsoft, would primarily affect third-party ad networks like the 24/7 Network, potentially making portal web sites such as Yahoo.com and MSN.com a relatively more attractive advertising venue.

If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that contribute data to our databases. This could have a material adverse effect on our financial condition. In addition, we are developing our database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses. Individuals or entities may claim in the future, that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, we cannot assure you that our ability to do so will remain lawful, that any trade secret, copyright or other intellectual property protection will be available for our databases, or that statutory protection that is or becomes available for databases will enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business.

WE MAY HAVE TO CHANGE OUR BUSINESS PLANS BASED UPON CHANGES IN INFORMATION COLLECTION PRACTICES.

There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. We are working with industry groups, such as the NAI and the Online Privacy Alliance, to establish such standards with the U.S. government regarding the merger of online and offline consumer information. We cannot assure you that we will be successful in establishing industry standards acceptable to the U.S. government or the various state governments, or that the standards so established will not require material changes to our business plans. We also cannot assure you that our business plans, or any U.S. industry standards that are established, will either be acceptable to any non-U.S. government or conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or their attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, we cannot assure you that our products and business practices will gain market acceptance, even if they do conform to industry standards.

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. State governments or governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain user information by us. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

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

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR
COMPANY.

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

      o     discourage potential acquisition proposals;
      o     delay or prevent a change in control;
      o impede the ability of our stockholders to change the composition of our board of directors in any one year; and
      o limit the price that investors might be willing to pay in the future for shares of our common stock.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no changes in or disagreements with our auditors on accounting principles or financial statement disclosure.

                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The following table provides information concerning our current named executive officers and directors:


NAME                                AGE    POSITION AND OFFICES

David J. Moore                      49     Chief Executive Officer and a Director
R. Theodore Ammon                   52     Chairman of the Board
John F. Barry III                   48     Director
Arnie Semsky                        54     Director
Charles W. Stryker, Ph.D.           53     Director
Douglas C. Wagner                   35     Director
Mark E. Moran                       39     Senior Vice President, General Counsel and
                                           Secretary


      David J. Moore has been our Chief Executive Officer and a Director since February 1998. Mr. Moore was President of Petry Interactive from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1980 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore received a B.A. degree in Communications from Northern Illinois University.

      R. Theodore Ammon, Chairman of our Board, is the founding partner of Chancery Lane Capital LLC, a New York based private investment firm, since its inception in 1995. Chancery Lane has invested in numerous public and private companies. From 1990 to 1992, Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co., a New York and San Francisco-based investment firm, and an executive of such firm prior to 1990. Mr. Ammon also serves on the board of directors of each of Host Marriott Corporation and CAIS Internet, Inc., Moore Corporation Limited and serves on numerous boards of privately held companies. Mr. Ammon is involved in a number of not for profit organizations, including as a member of the Board of Directors of The Municipal Art Society of New York, Chairman of the Board of Jazz @ Lincoln Center, and the Board of Trustees of Bucknell University. Mr. Ammon received a B.A. degree in Economics from Bucknell University.

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

      Douglas C. Wagner has served as President of 24/7 Website Results since Website Results, Inc. was acquired by 24/7 Media Inc. in August of 2000. He had served as the C.E.O. of Website Results since July of 1999. Prior to joining Website Results, Mr. Wagner was President of Phoenix Financial, LLC a financial services firm in Baltimore, Maryland, from January of 1999 through June of 1999. From September of 1996 through December of 1998, Mr. Wagner owned and operated several Internet related businesses through Pinnacle Enterprises, Inc. Mr. Wagner worked as a District Manager for Monumental Insurance Company from June of 1995 through August of 1996. While completing his Masters Education, (fall 1991 through spring 1995) he worked for The Pennsylvania State University in several management positions, the last position held was Food and Beverage Director for the University owned Hotel. Mr. Wagner received a B.S. in Management and an M.B.A. in Marketing and Finance from The Pennsylvania State University.

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

KEY EMPLOYEES

      Cynthia L. Brown was appointed executive vice president of technology of 24/7 Media, Inc. in November 2000, shortly after Exactis.com was acquired by 24/7 Media, Inc. Ms. Brown had previously served as vice president of engineering of Exactis.com since June 1999. From September 1997 to May 1999, Ms. Brown served as a founding partner of Anova Partners, a management consulting firm specializing in technology and Internet-based companies. From June 1993 to August 1997, Ms. Brown was the president and chief operating officer of System One Technical Incorporated, a software vendor company, prior to its merger with MC Health Care Holdings. From June 1983 to May 1993, Ms. Brown held various positions with Tandem Telecommunications, a subsidiary of Tandem Computers Inc. and Applied Communications, Inc. From June 1981 to May 1983, Ms. Brown was employed by Data General Corporation, a computer storage company, as a systems engineer. Ms. Brown holds a B.A. from Park College in Kansas City, Missouri.

      E. Thomas Detmer served as our president and chief operating officer from October 2000 until March 2001. Detmer currently serves and had previously served as president and CEO of Exactis.com since January 1999. Prior to January 1999, he served three years on the Exactis.com board of directors. He brings more than 20 years of direct marketing experience to the e-mail marketing industry. Previously, Mr. Detmer was president of BehaviorBank/Atlantes, a division of Experian, the world's leading provider of information solutions to businesses and consumers. Mr. Detmer founded Atlantes in 1992, which was acquired by Experian in 1997. Prior to Atlantes, Mr. Detmer was founder and president of the publishing division of Telelink Systems, a telemarketing company. Additionally, Mr. Detmer spent 10 years with Polk/NDL, a venture-funded consumer information management and resale company. He holds a B.A. degree from Williams College and an M.B.A. from the University of Denver.

      Geoff Judge has been the Senior Vice President of U.S. Sales and Operations since February 2001, was Senior Vice President of Network Development Group since April 2000, and was Senior Vice President of Affiliate Relations since February 1998. Mr. Judge was President of Interactive Imaginations from September 1997 to February 1998 and was Executive Vice President, Marketing and Sales from May 1997 to September 1997 at Interactive Imaginations. From 1995 to 1997, Mr. Judge was Vice President, Marketing for iMarket Inc., a software company. From 1994 to 1995, Mr. Judge was Vice President--Marketing at Doubleday Direct, where he managed the membership base of the company's nine book clubs. From 1985 to 1994, Mr. Judge was at American Express in numerous roles including Vice President and General Manager, Travel & Corporate Insurance Group, where he managed an operating group of over 70 people, and a $90 million portfolio of products that were direct marketed to cardmembers. Mr. Judge received a M.B.A. degree from the Columbia University Graduate School of Business and a B.A. degree in Economics from Northwestern University.

      Anthony Plesner has been the Senior Vice President, Strategic Planning, since October, 2000. Mr. Plesner brings to 24/7 Media more than 15 years of experience directing finance, business development and operations at a series of information and software-focused organizations. Prior to joining 24/7 Media, he was responsible for finance and business development with Medscape, a leading healthcare information and services organization.

Prior to joining Medscape, Mr. Plesner founded nicheConsulting, an organization focused on supporting its clients through assistance with/implementation of key programs - strategy, business partnering, operational efficiencies. Preceding nicheConsulting, Mr. Plesner held a variety of key roles at Reuters, the worldwide information organization, where he was responsible for managing key operations - finance, business development and planning - from early stage through significant growth, both in the core activities of the company as well as in its new internet and content offerings. Mr. Plesner received an M.B.A. from the Katz Graduate School of Business at the University of Pittsburgh and a B.A. degree in economics and economic history from Manchester University (Great Britain).

      Michael G. Rowsom has been an Executive Vice President of 24/7 Media, Inc. since July, 2000, and previously was the Senior Vice President/General Manager of 24/7 Mail since August 1999. He formerly served as Vice President of Marketing for Intelligent Interactions, prior to its acquisition by 24/7 Media in April 1998, where he was responsible for company positioning, strategic product development, partnerships, and marketing. Earlier, Mr. Rowsom held the position of Vice President of Marketing at Hearst New Media, where he oversaw New Media marketing, strategic development, intracompany and intercompany business development, partnerships, content syndications, and the marketing of the Homemarts brand Web-site. Mr. Rowsom holds a Bachelor's degree in marketing from Rollins College.

      Mark Schaszberger has been the President of the IMAKE division of our company since January 2000. Prior to joining our company, Mr. Schaszberger was the CEO and Chief Operating Officer of IMAKE Solutions and Services, Inc., where he was responsible for the IMAKE's information technology capabilities, its computer laboratory and source code repository, product development and enhancements and marketing and sales in the telecommunications, Internet and web services and digital entertainment industries. He has over 18 years of experience with the information technologies, telecommunications networks, video and audio data and computer simulations. Mr. Schaszberger, before founding IMAKE's Media Division in 1993, was employed by IBM Corporation and received patents in the Data Server, Control Server and Gateway Architecture System and Method to Broadcasting Digital Video on Demand. He holds a Master's degree in Computer Science from the University of Maryland and a Bachelor's degree in Computer Science and Engineering from the University of Virginia

      Stuart D. Shaw, currently acting Chief Financial Officer, has been Senior Vice President of Finance & Administration since February 1998. He was Vice President and Chief Financial Officer of Petry Interactive, Inc. from October 1997 to February 1998. From 1991 to 1997, Mr. Shaw was Director of Financial Reporting, then Vice President of Customer Resources for Penguin Books, a trade publisher. From 1989 to 1991, Mr. Shaw was Controller for Warren, Gorham & Lamont, a publisher of professional resource literature. From 1983 to 1989, Mr. Shaw was an auditor with Arthur Andersen. Mr. Shaw received a B.B.A. degree in Public Accounting from Pace University. Mr. Shaw is a Certified Public Accountant.


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

COMPENSATION COMMITTEE.

      The Compensation Committee, composed of Messrs. Ammon, Barry and Stryker, directors who qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under
Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 stock incentive plan and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the compensation committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

COMPENSATION OF DIRECTORS

      Directors do not receive salaries or cash fees for serving as directors or for serving on committees. All members of the board of directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 stock incentive plan. Under the 1998 stock incentive plan, in 1998 each existing non-employee director was granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant, and each new non- employee director will be granted a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant. On September 7, 2000 each non-employee director was granted a non-qualified option to purchase 4,688 shares of commons stock at a fair market value on the date of grant, or a pro rata portion thereof if the director did not serve the entire year. Upon the date of each annual stockholders' meeting, each existing non-employee director shall be granted a non-qualified option to purchase 4,688 shares of common stock, or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting. All options granted to non-employee directors will vest over four years from the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will be exercisable for a period of ten years from the date of grant.

EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

      We have entered into employment agreements with our executive officers and each of our key employees named in this document providing for annual compensation in excess of $100,000. The material terms of such employment agreements generally are as follows:

      o the employment term runs through December 31, 2001, except as stated below and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least six months prior to the expiration of the then employment term;

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

      o we may terminate the agreement at any time with or without cause (as defined in the agreement) and, if an executive is terminated without cause (including our giving notice of non-renewal), the executive will receive severance pay in an amount generally equal to six months' base salary and bonus, plus continued medical benefits for a period equal to the severance period as well as acceleration of outstanding options; and

      o if termination is the result of the executive's death or disability, we will pay to the executive or his estate an amount equal to six months' base salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments).

      The agreement of David J. Moore extends through January 1, 2002. Mr. Moore's agreement provides for an annual base salary of $225,000 and a target bonus of $325,000 for 2001. In 1998, Mr. Moore was also awarded 56,250 shares of restricted stock that have vested over three years since grant. In connection with this issuance, we are recognizing compensation expense of $90,000 ratably over the three-year vesting period. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to two times base salary, plus the maximum bonus for which he is eligible during the fiscal year of termination.

      The agreements of our other executive officers and named key employees provide for base salaries between $140,000 and $165,000 and target incentive bonuses for 2001, based on attainment of corporate goals.

ITEM 11. EXECUTIVE COMPENSATION SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table provides information about the compensation paid or payable by us for services rendered in all capacities to our Chief Executive Officer and our executive officers for 2000.

                                            ANNUAL                    LONG TERM
                                      COMPENSATION                 COMPENSATION

                                                                     SECURITIES              ALL
NAME AND                           ANNUAL                 OTHER      UNDERLYING            OTHER
PRINCIPAL POSITION         YEAR    SALARY    BONUS    COMPENSATION   OPTIONS (#)    COMPENSATION
------------------         ----    ------    -----    ------------   -----------    ------------

David J. Moore (1)         1998    $259,137  $343,750          0            0          (1)
  Chief Executive Officer  1999    $225,000  $375,000          0      125,000            0
                           2000    $225,000  $325,000          0      125,000          (1)


Mark E. Moran (2)          1998    $125,142  $112,500          0       31,250
  Senior Vice
    President, General     1999    $150,000  $ 36,000          0       75,000            0
    Counsel
                           2000    $157,500  $100,000          0       75,000          (3)


C. Andrew Johns (3)        1998    $105,192  $ 66,706          0       31,250            0
   Chief Financial
     Officer               1999    $150,000  $112,500          0       75,000            0
                           2000    $157,500  $100,000          0       50,000          (4)


Jacob I.  Friesel (4)      1998    $153,125  $150,391          0            0            0
  Executive Vice
    President              1999    $180,250  $164,063          0       75,000            0
                           2000    $245,000  $135,500          0       75,000          (5)

E. Thomas Detmer (5)       2000    $155,629  $ 56,000          0       90,000            0
  Chief Operating
    Officer


(1) IN 1998, MR. MOORE RECEIVED 56,250 SHARES OF RESTRICTED STOCK THAT VEST EQUALLY OVER THREE YEARS. MR. MOORE'S 125,000 OPTIONS ISSUED IN JANUARY 2000 WERE CANCELLED IN MAY 2000 IN EXCHANGE FOR 41,666 SHARES OF RESTRICTED STOCK THAT VEST OVER FOUR YEARS FROM JANUARY 2, 2000.
(2) MR. MORAN'S 75,000 OPTIONS ISSUED IN JANUARY 2000 WERE CANCELLED IN MAY 2000 IN EXCHANGE FOR 25,000 SHARES OF RESTRICTED STOCK THAT VEST OVER FOUR YEARS FROM JANUARY 2, 2000. MR. MORAN BECAME AN EXECUTIVE OFFICER IN NOVEMBER 2000.
(3) MR. JOHNS' 75,000 OPTIONS ISSUED IN 1999 EXPIRED PURSUANT TO THEIR TERMS IN JANUARY 2001. MR. JOHNS' 50,000 OPTIONS ISSUED IN JANUARY 2000 WERE CANCELLED IN MAY 2000 IN EXCHANGE FOR 16,667 SHARES OF RESTRICTED STOCK THAT WERE FULLY VESTED ON DECEMBER 31, 2000. MR. JOHNS CEASED EMPLOYMENT WITH US ON DECEMBER 31, 2000.
(4) MR. FRIESEL CEASED HIS EMPLOYMENT WITH US ON OCTOBER 16, 2000, AND HIS 75,000 OPTIONS ISSUED IN 1999 WERE FULLY VESTED ON OCTOBER 16, 2000, AND HIS 75,000 OPTIONS ISSUED IN JANUARY 2000 WERE CANCELLED IN MAY 2000 IN EXCHANGE FOR 25,000 SHARES OF RESTRICTED STOCK THAT WERE FULLY VESTED UPON HIS RETIREMENT DATE OF OCTOBER 16, 2000.
(5) MR. DETMER COMMENCED HIS EMPLOYMENT WITH US ON JUNE 27, 2000 UPON THE ACQUISITION OF EXACTIS.COM. ON MARCH 23, 2001, MR. DETMER CEASED HIS EMPLOYMENT AS OUR CHIEF OPERATING OFFICER AND BECAME PRESIDENT OF OUR SUBSIDIARY, EXACTIS.COM. THE COMPENSATION SET FORTH IN THE ABOVE TABLE
      IS FOR ALL OF 2000 FOR BOTH EXACTIS AND 24/7 MEDIA.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2000


                                                                      POTENTIAL REALIZABLE
                                                                            TOTAL VALUE AT
                                                                                   ASSUMED
                                                                           ANNUAL RATES OF
                                                                        STOCK APPRECIATION
                                                 INDIVIDUAL GRANTS         FOR OPTION TERM

                                   PERCENT OF
                                      OPTIONS
                       NUMBER OF   GRANTED TO
                      SECURITIES    EMPLOYEES
                      UNDERLYING           IN    EXERCISE
                         OPTIONS       FISCAL       PRICE  EXPIRATION
NAME                GRANTED(#)(1)     YEAR(2)   ($/SHARE)   DATE(3)         5%         10%
----                -------------     -------   ---------   -------         --         ---
David J. Moore           125,000        2.0%    $48.38      1/1/10    1,670,813   3,692,059

Mark E. Moran             75,000        1.2%    $48.38      1/1/10    1,002,488   2,215,236
C. Andrew Johns           50,000        0.8%    $48.38      1/1/10      668,325   1,476,824
Jacob I. Friesel          75,000        1.2%    $48.38      1/1/10    1,002,488   2,215,236
E. Thomas Detmer(4)       90,000        1.4%    $11.07     6/28/10      275,259     608,251

(1) ALL OPTIONS GRANTED TO MESSRS. MOORE, MORAN, JOHNS AND FRIESEL IN 2000 WERE GRANTED PURSUANT TO THE 1998 STOCK INCENTIVE PLAN. THE ABOVE GRANTS WERE CANCELLED IN THEIR ENTIRETY IN EXCHANGE FOR A GRANT OF RESTRICTED STOCK IN MAY 2000.
(2) THE TOTAL NUMBER OF OPTIONS GRANTED TO DIRECTORS AND EMPLOYEES IN 2000 WAS 6,201,191.
(3) EACH OPTION MAY BE SUBJECT TO EARLIER TERMINATION IF THE OFFICER'S EMPLOYMENT WITH US IS TERMINATED.
(4) MR DETMER'S OPTIONS WERE ISSUED UNDER THE EXACTIS.COM 1999 STOCK OPTION PLAN, AND WERE EXCHANGED FOR THE ABOVE NUMBER OF OPTIONS TO PURCHASE COMMON STOCK OF 24/7 MEDIA, INC.

                  AGGREGATED OPTION EXERCISES DURING YEAR ENDED
                                DECEMBER 31, 2000
                        AND FISCAL YEAR-END OPTION VALUES


                  SECURITIES                                           NUMBER OF
                  UNDERLYING                                      IN-THE MONEY OPTIONS
                  SHARES                 UNEXERCISED OPTIONS        AT DECEMBER 31,
                  ACQUIRED              AT DECEMBER 31, 2000            2000(1)
                  ON          VALUE         EXERCISABLE               EXERCISABLE
     NAME         EXERCISE   REALIZED      UNEXERCISABLE             UNEXERCISABLE
     ----         --------   --------      -------------             -------------

David J. Moore          0           0     62,500        62,500        $0           $0

Mark E. Moran      15,625    $218,750     37,500        53,125        $0           $0
C. Andrew Johns    15,625    $267,578     53,125        53,125        $0           $0
Jacob I. Friesel        0           0     37,500        37,500        $0           $0
E. Thomas Detmer        0           0    259,369       276,150        $0           $0

(1) REPRESENTS THE DIFFERENCE BETWEEN THE CLOSING MARKET PRICE OF THE COMMON STOCK AS REPORTED BY NASDAQ ON DECEMBER 31, 2000 OF $0.5312 PER SHARE AND THE EXERCISE PRICE PER SHARE OF IN-THE-MONEY OPTIONS MULTIPLIED BY THE NUMBER OF SHARES UNDERLYING THE IN-THE-MONEY OPTIONS

1998 STOCK INCENTIVE PLAN AND 2001 STOCK INCENTIVE PLAN FOR NON-OFFICERS

BACKGROUND; PURPOSE; ELIGIBILITY.

      The following provisions are applicable to both of our 1998 Stock Incentive Plan and 2001 Stock Incentive Plan for Non-Officers, except as noted, and are intended only as a summary. The incentive plans are intended to foster stock ownership by employees and directors and thereby attract, retain and reward such employees and directors. All of our employees, consultants and non-employee directors that satisfy requirements are eligible to be granted awards under the incentive plans.

ADMINISTRATION.

      The incentive plans are administered by the compensation committee of our board of directors. The compensation committee has full authority and discretion, subject to the terms of the incentive plans, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plans may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plans expire no more than ten years from the date of grant.

AVAILABLE SHARES AND OTHER UNITS.

      A maximum of 8,860,855 and 2,500,000 shares of common stock may be issued pursuant to the 1998 Plan and 2001 Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 250,000. As of December 31, 2000, there were outstanding options to purchase an aggregate of 3,956,357 shares and zero shares of common stock under the 1998 Plan and 2001 Plan, respectively. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans.

      The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events.

AMENDMENTS.

      The incentive plans may be amended by the board of directors, except that, generally, stockholder approval is required to take the following actions:

      o increase the aggregate number of shares of common stock reserved for awards or the maximum individual limits for any fiscal year;

      o change the classification of employees and non-employee directors eligible to receive awards;

      o     decrease the minimum option price of any option;

      o     extend the maximum option period under the incentive plans; or

      o     change any rights with respect to non-employee directors.

STOCK OPTIONS.

      Under the incentive plans, the compensation committee may grant options to purchase shares of common stock. Options may be incentive stock options or non-qualified stock options. The compensation committee will determine the number of shares subject to the option, the term of the option, the exercise price per share, the vesting schedule, and the other material terms of the option.

RESTRICTED STOCK.

      The 1998 incentive plan authorizes the compensation committee to award shares of restricted stock. Upon the award of restricted stock, the recipient has all rights of a stockholder, unless otherwise specified by the compensation committee at the time of grant, subject to the conditions and restrictions generally applicable to restricted stock.

CHANGE OF CONTROL.

      Unless otherwise determined by the compensation committee of the board of directors at the time of grant, in the event that we merge with another company, upon the sale of substantially all of our assets or securities representing 40% or more of the total combined voting power of our then outstanding securities, or upon changes in membership of the board of directors during any two-year period, then:

      o each option will be fully vested and immediately exerciseable, or each option may be repurchased by us for an amount of cash equal to the excess of the change of control price (as defined in the incentive plans) over the exercise price; and

      o the restrictions on shares of restricted stock shall lapse as if the applicable restriction period had ended.

THE 2001 EQUITY COMPENSATION PLAN

      On February 26, 2001, we adopted the 24/7 Media, Inc. 2001 Equity Compensation Plan to enable us to offer and issue to certain employees, former employees, advisors and consultants of the company and its affiliates our common stock in payment of amounts owed by us to such third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2001 Equity Compensation Plan shall not exceed 1,250,000 shares.

We may from time to time
issue to employees, former employees, advisors and consultants to the company or its affiliates shares of our common stock in payment or exchange for or in settlement or compromise of amounts due by us to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of our common stock issued pursuant to the 2001 Equity Compensation Plan will be issued at a price per share of not less than ninety-five percent (95%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by us. Our Chief Executive Officer is authorized to issue shares pursuant to and in accordance with the terms of the 2001 Equity Compensation Plan, and the plan may be amended at any time by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information regarding beneficial ownership of the common stock as of March 29, 2001, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and executive officers and (iii) our current directors and executive officers as a group.


                                                                          Number
                                                                              of
BENEFICIAL OWNER(1)                                                  Shares    Percentage

    David J. Moore (2)(3)                                            985,384       2.26%
    R. Theodore Ammon (4)                                          1,560,937       3.51%
    Mark E. Moran (2)(5)                                             169,375           *
    John F. Barry III (6)                                          1,765,937       3.98%
    Arnie Semsky (7)                                                   5,859           *
    Charles W. Stryker (8)                                            29,358           *
           Doug Wagner (2)(9)                                        171,900           *
    All directors and executive officers as a group (7 persons)    4,656,875      10.25%


* REPRESENTS LESS THAN 1% OF THE OUTSTANDING COMMON STOCK.

(1) APPLICABLE PERCENTAGE OWNERSHIP IS BASED ON 43,519,674 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 29, 2001. BENEFICIAL OWNERSHIP IS DETERMINED IN ACCORDANCE WITH THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION AND GENERALLY INCLUDES VOTING OR INVESTMENT POWER WITH RESPECT TO SECURITIES, SUBJECT TO COMMUNITY PROPERTY LAWS, WHERE APPLICABLE. SHARES OF COMMON STOCK SUBJECT TO OPTIONS OR WARRANTS THAT ARE EXERCISABLE WITHIN 60 DAYS OF MARCH 29, 2001 AND BENEFICIALLY OWNED BY THE PERSON HOLDING SUCH OPTIONS AND WARRANTS ARE TREATED AS OUTSTANDING FOR THE PURPOSE OF COMPUTING THE PERCENTAGE OWNERSHIP FOR SUCH PERSON, BUT ARE NOT TREATED AS OUTSTANDING FOR THE PURPOSE OF COMPUTING THE PERCENTAGE OWNERSHIP OF ANY OTHER PERSON.

(2) THE ADDRESS OF MESSRS. MOORE, MORAN AND WAGNER IS C/O 24/7 MEDIA, INC., 1250 BROADWAY, NEW YORK, NEW YORK 10001.

(3) INCLUDES 45,938 UNVESTED SHARES OF RESTRICTED COMMON STOCK ISSUED PURSUANT TO THE 1998 INCENTIVE PLAN AND 41,666 SHARES OF RESTRICTED STOCK ISSUED PURSUANT TO THE 1998 STOCK INCENTIVE PLAN THAT VEST OVER FOUR YEARS FROM JANUARY 1, 2000; EACH SUCH GRANT OF RESTRICTED STOCK IS SUBJECT TO FORFEITURE PURSUANT THERETO. INCLUDES OPTIONS TO ACQUIRE 86,875 SHARES OF COMMON STOCK AND 211,463 SHARES OF COMMON STOCK HELD BY A FAMILY TRUST AND OTHER TRUSTS HELD FOR THE BENEFIT OF FAMILY MEMBERS, BENEFICIAL OWNERSHIP OF WHICH IS DISCLAIMED BY MR. MOORE. MR. MOORE'S WIFE IS THE TRUSTEE OF EACH SUCH TRUST.

(4) REPRESENTS 669,351 SHARES, CLASS A WARRANTS TO PURCHASE 437,676 SHARES, CLASS B WARRANTS TO PURCHASE 437,676 SHARES HELD BY CLI ASSOCIATES LLC AND 1,000 SHARES AND OPTIONS TO ACQUIRE 15,234 SHARES HELD BY MR. AMMON. MR. AMMON IS THE CHAIRMAN OF OUR BOARD OF DIRECTORS AND IS THE FOUNDING PARTNER OF CHANCERY LANE CAPITAL LLC. MR. AMMON EXPRESSLY DISCLAIMS BENEFICIAL OWNERSHIP OF THE SHARES HELD BY CHANCERY LANE CAPITAL LLC. THE ADDRESS OF EACH OF THIS ENTITY IS CLI ASSOCIATES LLC, 3 EAST 54TH STREET, NEW YORK, NEW YORK 10022.

(5) INCLUDES 25,000 SHARES OF RESTRICTED STOCK ISSUED PURSUANT TO THE 1998 STOCK INCENTIVE PLAN THAT VEST OVER FOUR YEARS FROM JANUARY 1, 2000 THAT IS SUBJECT TO FORFEITURE PURSUANT THERETO. INCLUDES OPTIONS TO ACQUIRE 60,625 SHARES OF COMMON STOCK.

(6) REPRESENTS 656,513 SHARES OF COMMON STOCK, CLASS A WARRANTS TO PURCHASE 328,257 SHARES OF COMMON STOCK

AND CLASS B WARRANTS TO PURCHASE 328,257 SHARES HELD BY PROSPECT STREET NYC DISCOVERY FUND, L.P.; 218,838 SHARES, CLASS A WARRANTS TO PURCHASE 109,419 SHARES AND CLASS B WARRANTS TO PURCHASE 109,419 SHARES HELD BY PROSPECT STREET NYC CO-INVESTMENT FUND, L.P.; AND OPTIONS TO ACQUIRE 15,234 SHARES HELD BY MR. BARRY. MR. BARRY IS ONE OF OUR DIRECTORS AND IS THE MANAGING GENERAL PARTNER OF PROSPECT STREET NYC DISCOVERY FUND, L.P. MR. BARRY DOES NOT OWN ANY SHARES OF OUR COMMON STOCK IN HIS INDIVIDUAL CAPACITY AND EXPRESSLY DISCLAIMS BENEFICIAL OWNERSHIP OF THE SHARES HELD BY PROSPECT STREET NYC DISCOVERY FUND, L.P. AND PROSPECT STREET NYC CO-INVESTMENT FUND, L.P. THE ADDRESS OF EACH OF THESE ENTITIES IS C/O PROSPECT STREET VENTURES, 10 EAST 40TH ST., 44TH FLOOR, NEW YORK, NEW YORK 10016.

(7) INCLUDES OPTIONS TO ACQUIRE 5,859 SHARES OF COMMON STOCK. THE ADDRESS OF MR. SEMSKY IS C/O 24/7 MEDIA, INC. 1250 BROADWAY, 28TH FLOOR, NEW YORK, NEW YORK 10001.

(8) REPRESENTS OPTIONS TO ACQUIRE 10,546 SHARES OF COMMON STOCK. THE ADDRESS OF MR. STRYKER IS C/O NAVIANT, INC., 14 CAMPUS BOULEVARD, SUITE 200, NEWTOWN SQUARE, PA 19073.

(9) INCLUDES OPTIONS TO ACQUIRE114,062 SHARES OF COMMON STOCK.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. During 2000, there were no transaction or series of transactions that the company was or is a party in which amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.


COMPLIANCE WITH REPORTING REQUIREMENTS. Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their ownership of the our and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during 2000. Based solely on its review of such forms received by it from such persons for their 2000 transactions, we believe that all filing requirements applicable to such directors, executive officers and greater than ten percent beneficial owners were complied with.

                                     PART IV

ITEM 14.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM
            8-K.

            (a) See Index to Consolidated Financial Statements immediately following Exhibit Index.

            (b) Current Reports on Form 8-K filed during the fourth quarter of 2000 and in 2001.

                  Report on Form 8-K dated March 21, 2001 (file no. 0-29765).

                  Report on Form 8-K dated December 29, 2000 (file no.
                  0-29765).


            (c) Exhibits. See Exhibit Index immediately following signature pages.

                                24/7 MEDIA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report......................................  F-2

Consolidated Balance Sheets.......................................  F-3

Consolidated Statements of Operations.............................  F-4

Consolidated Statements of Stockholders' Equity
  and Comprehensive Income (Loss).................................  F-5

Consolidated Statements of Cash Flows.............................  F-7

Notes to Consolidated Financial Statements........................  F-8

Financial Statement Schedule - Valuation and Qualifying Accounts..  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Media, Inc.:

We have audited the accompanying consolidated balance sheets of 24/7 Media, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Media, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ KPMG LLP
New York, New York
March 16, 2001

                                24/7 MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                  2000              1999
                                                                               ----------       -----------

                                     ASSETS

 Current assets:
  Cash and cash equivalents (including restricted cash of $800
    and $0, respectively)                                                      $   29,697        $  42,786
  Accounts receivable, less allowances of $8,815 and $2,522, .............         48,511           34,004
  Prepaid expenses and other current assets ..............................          4,336            4,846
                                                                               ----------        ---------

    Total current assets..................................................         82,544           81,636

 Property and equipment, net .............................................         45,537           18,595
 Intangible assets, net ..................................................        124,792           62,398
 Investments..............................................................         11,267          366,630
 Deferred cost of partner agreements, net ................................           --              4,260
 Other assets ............................................................          4,787              493
                                                                               ----------        ---------

     Total assets ........................................................     $  268,927        $ 534,012
                                                                               ==========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT liabilities:
   Accounts payable ......................................................     $   22,518        $  24,504
   Accrued liabilities ...................................................         33,958           13,875
   Current installments of obligations under capital leases ..............             99               49
   Deferred revenue ......................................................          4,095            2,019
                                                                               ----------        ---------

     Total current liabilities ...........................................         60,670           40,447

   Obligations under capital leases, excluding current installments ......            154               13
   Deferred tax liability ................................................           --             95,656
   Minority interest .....................................................            105              105

 Commitments and contingencies

   Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares authorized and no shares issued and outstanding ..............................
     Common stock, $.01 par value; 70,000,000 shares authorizaed;
       42,475,807 and 22,422,516 shares issued and outstanding
       respectively ......................................................            425              224
     Additional paid-in capital ..........................................      1,069,445          282,806
     Deferred stock compensation .........................................         (5,578)            (232)
     Accumulated otehr comprehensive income ..............................          3,425          194,790
     Accumulated deficit .................................................       (859,719)         (79,797)
                                                                               ----------        ---------

     Total stockholders' equity ..........................................        207,998          397,791
                                                                               ==========        =========

     Total liabilities and stockholders' equity ..........................     $  268,927        $ 534,012
                                                                               ==========        =========

            See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                       CONSOLIDATED STATEMENTS OF OPERATION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         2000             1999               1998
                                                                     ------------      ------------      ------------
Revenues:
  Network.....................................................       $    125,256      $     81,158      $     19,744
  Email.......................................................             29,269             8,853             1,003
  Technology..................................................             30,630              --                --
  Other.......................................................               --                --                 119
                                                                     ------------      ------------      ------------
    Total revenues............................................            185,155            90,011            20,866
                                                                     ------------      ------------      ------------
Cost of revenues:
  Network.....................................................            102,365            61,000            15,970
  Email.......................................................             20,642             4,963               179
  Technology..................................................              9,886              --                --
                                                                     ------------      ------------      ------------
    Total cost of revenues....................................            132,893            65,963            16,149
                                                                     ------------      ------------      ------------

    Gross profit..............................................             52,262            24,048             4,717
                                                                     ------------      ------------      ------------
Operating expenses:
  Sales and marketing (exclusive of $2,331 in 2000
    reported below as stock-based compensation)...............             52,406            23,396             8,235
  General and administrative (exclusive of $2,579, $313 and $66,
    respectively, reported below as stock-based compensation).             61,719            24,575             8,827
  Product development (exclusive of $3,645 in 2000
    reported below as stock-based compensation)...............             18,215             1,891             2,097
  Amortization of goodwill, intangible assets and advances....            129,684            16,939             5,722
  Stock-based compensation....................................              8,555               313               569
  Merger related costs........................................              5,513              --               5,000
  Restructuring and exit costs................................             11,956              --                --
  Impairment of intangible assets.............................            500,220              --                --
                                                                     ------------      ------------      ------------

    Total operating expenses..................................            788,268            67,114            30,450
                                                                     ------------      ------------      ------------

    Loss from operations......................................           (736,006)          (43,066)          (25,733)

Interest income, net..........................................              1,359             3,025               576
Gain on sale of investments...................................             52,059              --                --
Gain on exchange of patent rights, net........................              4,053              --                --
Impairment of investments.....................................           (101,387)             --                --
                                                                     ------------      ------------      ------------

    Net loss before minority interest.........................           (779,922)          (40,041)          (25,157)

Minority interest in loss of consolidated subsidiaries........               --                 979              --
                                                                     ------------      ------------      ------------
    Net loss..................................................           (779,922)          (39,062)          (25,157)

Cumulative dividends on mandatorily convertible preferred stock              --                --                (276)
                                                                     ------------      ------------      ------------
Net loss attributable to common stockholders..................       $   (779,922)     $    (39,062)     $    (25,433)
                                                                     ============      ============      ============
Net loss per share--basic and diluted.........................       $     (23.38)     $      (1.96)     $      (2.48)
                                                                     ============      ============      ============
Weighted average shares outstanding...........................         33,363,613        19,972,446        10,248,677
                                                                     ============      ============      ============


          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  Convertible                  Common Stock
                                                                Preferred Stock                    Voting               Additional
                                                          ---------------------------    ---------------------------      Paid-in
                                                             Shares         Amount          Shares         Amount         Capital
                                                          ------------   ------------    ------------   ------------   ------------
Balance as of December 31, 1997........................        158,144   $          2       1,864,383   $         18   $     12,129
Net loss...............................................           --             --              --             --             --
  convertible notes payable - related parties..........           --             --              --             --               12
Issuance of warrants to former officer.................           --             --              --             --              450
Issuance of warrants to consultant.....................           --             --              --             --               20
Issuance of common stock for acquired businesses.......           --             --         5,278,167             53         10,769
Issuance of stock options to employees.................           --             --              --             --              332
Issuance of common stock to officer....................           --             --            56,250              1             89
Amortization of deferred stock compensation............           --             --              --             --             --
Issuance of common stock to consultants................           --             --             5,909           --               22
Offering costs in connection with mandatorily
redeemable convertible preferred stock.................           --             --              --             --             (229)
Senior convertible notes payable - related parties
  converted into common stock..........................           --             --           828,036              8          2,666
Convertible preferred stock converted into
  common stock.........................................       (158,144)            (2)        542,908              5             (3)
Conversion of warrants into common stock...............           --             --           191,349              2             (2)
Imputed interest on loans payable - related parties....           --             --              --             --                9
Accrual of cumulative dividends on mandatorily
  redeemable convertible preferred stock...............           --             --              --             --             --
Issuance of common stock in initial public
  offering, net........................................           --             --         3,550,000             36         44,735
Conversion of mandatorily redeemable convertible
  preferred stock into common stock....................           --             --         3,807,533             38         17,169
Exercise of stock options..............................           --             --           106,108              1            271
Issuance of common stock to chinadotcom ...............           --             --           203,851              2          3,564
Pooling adjustment (see note 1)........................           --             --              --             --             --
                                                          ------------   ------------    ------------   ------------   ------------
Balance as of December 31, 1998........................           --             --        16,434,494            164         92,003
Net loss...............................................           --             --              --             --             --
Unrealized gains on marketable securities, net of tax..           --             --              --             --             --
Comprehensive income
Amortization of deferred stock compensation............           --             --              --             --             --
Exercise of stock options..............................           --             --           631,221              6          2,997
Issuance of warrants...................................           --             --              --             --            5,858
Gain on issuance of stock by subsidiary................           --             --              --             --            2,271
Issuance of stock in secondary offering, net...........           --             --         2,339,000             23        100,443
Issuance of common stock for acquired businesses.......           --             --         1,856,872             19         55,300
Investment in Network Commerce.........................           --             --           476,410              5         23,641
Conversion of warrants into common stock ..............           --             --           684,519              7             93
Stock compensation.....................................           --             --              --             --              200
                                                          ------------   ------------    ------------   ------------   ------------
Balance as of December 31, 1999........................           --             --        22,422,516            224        282,806
Net loss...............................................           --             --              --             --             --
Net change in marketable securities
Cumulative foreign currency translation................           --             --              --             --             --
Comprehensive loss.
Exercise of stock options..............................           --             --           335,758              3          5,329
Issuance of common stock for acquired businesses.......           --             --        16,699,865            167        738,215
Conversion of warrants into common stock...............           --             --           359,839              4             (4)
Forfeiture of warrants.................................           --             --              --             --           (1,797)
Forfeiture of options..................................           --             --              --             --           (1,532)
Revaluation of warrants................................           --             --              --             --             (246)
Issuance of common stock for investments...............           --             --         2,516,864             25         40,361
Issuance of common stock to employees..................           --             --            31,000           --            1,530
Issuance of common stock for services..................           --             --            62,921              1            334
Issuance of restricted common stock....................           --             --            47,044              1          4,449
Amortization of deferred stock compensation............           --             --              --             --             --
                                                          ------------   ------------    ------------   ------------   ------------
Balance as of December 31, 2000........................           --     $       --        42,475,807   $        425   $  1,069,445
                                                          ============   ============    ============   ============   ============

          See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AND COMPREHENSIVE INCOME (LOSS) - CONTINUED
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          Deferred        Other                         Total
                                                            Stock      Comprehensive   Accumulated   Stockholders'
                                                        Compensation      Income         Deficit        Equity
                                                        ------------   -------------   -----------   -------------
Balance as of December 31, 1997........................   $    --        $    --        $ (15,096)     $  (2,947)
Net loss...............................................        --             --          (25,157)       (25,157)
  convertible notes payable - related parties .........        --             --             --               12
Issuance of warrants to former officer.................        --             --             --              450
Issuance of warrants to consultant.....................        --             --             --               20
Issuance of common stock for acquired businesses.......        --             --             --           10,822
Issuance of stock options to employees.................        (332)          --             --             --
Issuance of common stock to officer....................         (90)          --             --             --
Amortization of deferred stock compensation............          77           --             --               77
Issuance of common stock to consultants................        --             --             --               22
Offering costs in connection with mandatorily
redeemable convertible preferred stock.................        --             --             --             (229)
Senior convertible notes payable - related parties
converted into common stock............................        --             --             --            2,674
Convertible preferred stock converted into
  common stock.........................................        --             --             --             --
Conversion of warrants into common stock...............        --             --             --             --
Imputed interest on loans payable - related parties....        --             --             --                9
Accrual of cumulative dividends on mandatorily
redeemable convertible preferred stock.................        --             --             (276)          (276)
Issuance of common stock in initial public
  offering, net........................................        --             --             --           44,771
Conversion of mandatorily redeemable convertible
  preferred stock into common stock....................        --             --             --           17,207
Exercise of stock options..............................        --             --             --              272
Issuance of common stock to chinadotcom................        --             --             --            3,566
Pooling adjustment (see note 1)........................        --             --             (206)          (206)
                                                          ---------      ---------      ---------      ---------
Balance as of December 31, 1998........................        (345)          --          (40,735)        51,087
Net loss                                                       --             --          (39,062)       (39,062)
Unrealized gains on marketable securities, net of tax          --          194,790           --          194,790
                                                                                                       ---------
Comprehensive income                                                                                     155,728
                                                                                                       ---------
Amortization of deferred stock compensation ...........         113           --             --              113
Exercise of stock options..............................        --             --             --            3,003
Issuance of warrants...................................        --             --             --            5,858
Gain on issuance of stock by subsidiary................        --             --             --            2,271
Issuance of stock in secondary offering, net...........        --             --             --          100,466
Issuance of common stock for acquired businesses.......        --             --             --           55,319
Investment in Network Commerce.........................        --             --             --           23,646
Conversion of warrants into common stock...............        --             --             --              100
Stock compensation.....................................        --             --             --              200
                                                          ---------      ---------      ---------      ---------
Balance as of December 31, 1999........................        (232)       194,790        (79,797)       397,791
Net loss...............................................        --             --         (779,922)      (779,922)
Net change in marketable securities....................        --         (190,985)          --         (190,985)
Cumulative foreign currency translation................        --             (380)          --             (380)
                                                                                                       ---------
Comprehensive loss                                                                                      (971,287)
                                                                                                       ---------
Exercise of stock options..............................        --             --             --            5,332
Issuance of common stock for acquired businesses.......      (9,727)          --             --          728,655
Conversion of warrants into common stock...............        --             --             --             --
Forfeiture of warrants.................................        --             --             --           (1,797)
Forfeiture of options..................................       1,532           --             --             --
Revaluation of warrants................................        --             --             --             (246)
Issuance of common stock for investments...............        --             --             --           40,386
Issuance of common stock to employees..................        --             --             --            1,530
Issuance of common stock for services..................        --             --             --              335
Issuance of restricted common stock....................      (4,450)          --             --             --
Amortization of deferred stock compensation............       7,299           --             --            7,299
                                                          ---------      ---------      ---------      ---------
Balance as of December 31, 2000........................   $  (5,578)     $   3,425      $(859,719)     $ 207,998
                                                          =========      =========      =========      =========

          See accompanying notes to consoldiated financial statements.

                                24/7 MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                Years Ended December 31
                                                                                ---------------------------------------------------
                                                                                   2000              1999                   1998
                                                                                ------------    -------------         -------------
Cash flows from operating activities:
Net loss                                                                          $(779,922)        $ (39,062)         $  (25,157)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                                                        11,777             2,297                 672
Write-off of acquired in-process technology                                           4,797              -                  5,000
Provision for doubtful accounts and sales reserves                                    6,293             2,415                 702
Amortization of goodwill and other intangible assets                                127,467            15,097               5,722
Amortization of partner agreements                                                    2,217             1,596                 -
Non-cash compensation                                                                 8,555               559                 569
Gain on sale of investments                                                         (52,059)             -                    -
Gain on exchange of patent rights, net                                               (4,053)             -                    -
Impairment of investments                                                           101,387              -                    -
Impairment of intangible and other assets                                           500,220              -                    -
Non-cash restructuring and exit costs                                                 6,376              -                    -
Minority interest                                                                      -                (979)                 -
Amortization of debt discount                                                          -                 -                    158
Accrued interest on notes                                                              -                 -                     24
Pooling adjustments (see note 1)                                                       -                 -                   (206)

Changes in operating assets and liabilities, net of
  effects of Acquisitions:
  Accounts receivable                                                                (12,976)           (26,565)             (6,781)
  Prepaid assets and other current assets                                              2,823             (1,239)               (439)
  Other assets                                                                           563               (289)               (166)
  Accounts payable and accrued liabilities                                            (5,315)            22,404               4,976
  Deferred revenue                                                                    (5,613)             1,742                  38
                                                                                ------------      -------------         ------------
    Net cash used in operating activities                                            (87,463)           (22,024)            (14,888)
                                                                                ------------      -------------         ------------
 Cash flows from investing activities:
 Cash acquired in (paid for) acquisitions, net                                        23,952             (7,028)             (1,491)
 Proceeds from sale of investments                                                    65,901               -                   -
 Proceeds from exchange of patent rights, net of expenses                              4,053               -                   -
 Proceeds from sale of marketable securities                                           9,613               -                   -
 Loans to employees                                                                      350               -                   -
 Capital expenditures, including capitalized software                                (28,267)           (18,622)             (1,499)
 Cash paid for investments                                                            (6,120)           (45,095)             (3,000)
                                                                                ------------      -------------         ------------
 Net cash provided by (used in) investing activities                                  69,482            (70,745)             (5,990)
                                                                                ------------      -------------         ------------

Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants                     5,332              1,762                 272
Payment of capital lease obligations                                                     (60)               (54)               (170)
Proceeds from secondary offering of common stock, net                                    -              100,466                 -
Proceeds from issuance of preferred stock of subsidiary                                  -                  105                 -
Repayment of notes payable-related parties                                               -                 (593)               (296)
(Payments)/proceeds from short-term borrowings                                           -                 (180)                340
Net proceeds from issuance of Mandatorily Redeemable Series A
Preferred Stock                                                                          -                  -                10,060
Deferred offering costs                                                                  -                  -                  (321)
Proceeds from senior convertible notes payable-related parties                           -                  -                   150
Proceeds from issuance of common stock, net                                              -                  -                44,771
                                                                                ------------      -------------         ------------
    Net cash provided by financing activities                                          5,272            101,506               54,806
                                                                                ------------      -------------         ------------

    Net change in cash and cash equivalents                                          (12,709)             8,737               33,928
 Effect of foreign currency on cash                                                     (380)              -                    -
 Cash and cash equivalents at beginning of period                                     42,786             34,049                  121
                                                                                ------------      -------------         ------------
Cash and cash equivalents at end of period                                      $     29,697      $      42,786         $     34,049
                                                                                ============      =============         ============

         See accompanying notes to consolidated financial statements.

                                24/7 MEDIA, INC.
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations and Going Concern

24/7 Media together with its subsidiaries is a provider of customer acquisition and customer retention marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. The Company operates in three principal lines of business: 24/7 Network, 24/7 Mail and 24/7 Technology Solutions.

The 24/7 Network operates globally, with operations in the United States, Europe, Canada, Latin America, and, along with the Company's partner, chinadotcom corporation ("chinadotcom"), the Asia-Pacific Region, providing ad sales solutions for Web-based advertising including banner ads, sponsorships, loyalty reward programs and promotions. 24/7 Mail has operations in the United States, Canada and Europe where the Company serves as a list manager for permission-based email lists. 24/7 Technology Solutions operates globally, providing third-party ad serving, email based direct marketing services, targeted search traffic delivery, broadband solutions and professional services. The Company launched 24/7 Technology Solutions early in 2000 when the Company acquired Sabela Media, Inc. ("Sabela") and IMAKE Software and Services, Inc. ("IMAKE") in January 2000 (see note 2). The Company added to its technology offerings later in the year with the acquisitions of Exactis.com ("Exactis") and Website Results ("WSR")(see note 2).

The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company's success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's solutions by the marketplace.

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2000 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The explanatory paragraph states that the Company's recurring losses from operations since inception raise substantial doubt about the Company's ability to continue as a going concern and that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that its current cash and cash equivalents may not be sufficient to meet its anticipated operating cash needs for the next 12 months commencing January 1, 2001 and there can be no assurance that new funds can be secured on commercially reasonable terms acceptable to the Company, when needed, or at all. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has a business plan that, if successfully funded and executed, can improve operating results and the Company's subsequent cash requirements. Management also believes that the support of the Company's vendors, customers, stockholders and

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

employees, among others, continue to be key factors affecting the Company's future success. Management's plan to continue as a going concern relies heavily on achieving revenue targets, further rationalizations, its ability to monetize its non-core assets which includes selling certain divisions and/or raising additional financing, as well as, reducing its operating expenses. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling core assets which could result in significant changes in its business plan. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to raise additional funds through sale of certain divisions, bank borrowings or equity or debt financing. There can be no assurance that the Company will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to the Company on commercially reasonable terms, when needed, or at all.

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

percent of the outstanding shares of the Company. However, the Company's former common shareholder interest group received the largest portion of the voting rights in the combined entity and, therefore, was deemed to be the accounting acquirer.

Principles of Consolidation

The Company's consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, accruals and other factors. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts. At December 31, 2000, cash and cash equivalents includes $0.8 million in restricted cash, related to leases, that becomes available within the next year. In addition, there is $2.4 million related to these leases that becomes available at varying dates through December 31, 2002, which are included in other assets on the consolidated balance sheet. As of December 31, 2000 and 1999, the Company maintained $0.6 million and $0.1 million, respectively, in letters of credit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


of the leases or the estimated useful lives of the assets, whichever is shorter.

Intangible Assets

Goodwill and intangible assets relate to the Company's acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Intangible assets are estimated by management to be primarily associated with the acquired workforce, contracts, technological know how and goodwill. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded intangible assets are amortized on the straight-line basis over the estimated period of benefit, which is two to four years (see notes 2 and 3).

Capitalized Software

In accordance with American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP No. 98-1"), the Company requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. SOP No. 98-1 also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 2000, the Company has capitalized approximately $16.6 million in connection with the 24/7 Connect ad serving system, of which $5.3 million and $11.3 million was capitalized during the years ended December 31, 2000 and 1999, respectively. Capitalized computer software is depreciated using the straight-line method over the estimated useful life of the software, generally 4 years.

Investments

The Company accounts for investments in marketable securities in accordance with Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in impairment of investments.

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary (see notes 4 and 16).

Income Taxes

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


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

Deferred Revenue

Deferred revenue consists of prepaid advertising fees, although the majority of the Company's advertising customers generally pay after the services have been provided. For deferred revenue related to Sony, see note 10.

Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was $380,000, $0 and $0 for the years ended December 31, 2000, 1999, and 1998 respectively.

Revenue and Expense Recognition

MEDIA
The Company's network revenues are derived principally from short-term advertising agreements in which it delivers advertising impressions for a fixed fee to third-party Web sites comprising the 24/7 Network. Revenues from advertising are recognized in the period the advertising impressions are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


EMAIL
The Company's email related revenues are derived principally from short-term delivery based agreements in which the Company delivers advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable..

The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. Revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The royalties paid for the use of these email lists are classified as cost of revenues.

TECHNOLOGY
The Company's technology revenues are derived from adserving, software consulting, service, development and maintenance contracts. Revenues under fixed price contracts are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients and is recognized upon delivery. For revenue recognition related to Sony, see note 10.

At December 31, 2000 and 1999, accounts receivable included approximately $4.0 million and $7.8 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The decrease in unbilled receivables from December 31, 1999 to December 31, 2000 resulted from the decrease in revenues generated in the fourth quarter of 2000. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of December 31, 2000 have been subsequently billed.

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

In April 2000, the FASB issued FASB interpretation No. 44, (`FIN 44') Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. This

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


interpretation, which is effective from July 1, 2000, is intended to clarify certain problems that have arisen in practice since the issuance of APB 25 including the definition of employee for the purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award and the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements, except for the accounting for exchanges of stock compensation awards in its business combinations (see note 2)

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling, Goods or Services.

Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at the lower of the carrying value or fair value less costs to sell.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments.

In 2000, the Company wrote off $500.2 million in goodwill and intangible assets (see note 3). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

Restructuring Activities

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 5).

Advertising Expense

The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statement of operations and totaled $8.7 million, $2.6 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Comprehensive Income (Loss)

Comprehensive income is presented in the consolidated statement of stockholders' equity. Total comprehensive income (loss) for the year ended December 31, 2000 and 1999 was $(971.3) million and $155.7 million, respectively. Comprehensive loss resulted primarily from net losses of $(779.9) million and $(39.1) million, respectively, as well as a change in unrealized gains (losses), net of tax, of marketable securities of $(191.0) million and $194.8 million, respectively, and foreign currency translation adjustments of $(0.4) million in 2000. The net change in unrealized gains (losses) for the year ended December 31, 2000 of $(191.0) million is comprised of net unrealized holding losses arising during the period of $215.6 million related to chinadotcom, a reclassification adjustment of $52.1 million for gains on the sale of chinadotcom and a reclassification adjustment of $27.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile. The net change in unrealized losses for the year ended December 31, 1999 of $194.8 million is due, solely to unrealized holding gains net of tax related to chinadotcom. There was no difference between the Company's comprehensive loss and its net loss for the year ended December 31, 1998.

Financial Instruments and Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, certain investments, accounts payable and accrued liabilities. At December 31, 2000 and 1999, the fair value of these instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. For the years ended December 31, 2000 and 1999, the Company derived $46.5 million and $6.8 million, respectively, in revenue denominated in foreign currencies. The Company has not experienced any material adverse impact due to fluctuations in foreign currency rates.

No single customer accounted for a material portion (>10%) of total revenues for the years ended December 31, 2000 and 1999. For the year ended December 31, 1998, one customer accounted for approximately 13% of the Company's total revenue. No single customer accounted for a material portion (>10%) of the accounts receivable balance at December 31, 2000 or December 31, 1999. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Loss Per Share

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the year ended December 31, 2000, 1999 and 1998 does not include the effects of options to purchase 6.9 million, 3.3 million and 1.7 million shares of common stock, respectively; 2.9 million, 3.3 million and 3.8 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

Net loss applicable to common stockholders for the year ended December 31, 1998 has been increased to give effect to $276,000 of cumulative dividends on mandatorily redeemable convertible preferred stock through the date of its conversion into common stock with the Company's IPO in August 1998. Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

(2)  BUSINESS COMBINATIONS

Acquisitions of Petry and Advercomm

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

Acquisition of Intelligent Interactions

During April 1998, the Company entered into an Agreement and Plan of Merger (the "II Merger") to acquire all of the outstanding stock of Intelligent Interactions.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


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

Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted into approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock-Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company. Total Mandatorily Redeemable Convertible Preferred Shares issued were 3,561,505 shares which converted into
0.2626 shares of the Company's common stock, or 935,269 shares of common stock in connection with the Company's IPO. Each shareholder of record of the Mandatorily Redeemable Convertible Shares had the right to cause the Company to redeem at the option of the shareholder all or part of the shareholder's outstanding shares by paying cash of $1.00 per share plus accrued dividends no later than the fifth anniversary of the original issue date. The convertible note payable was also converted into Mandatorily Redeemable Convertible Preferred Stock-Series A and detachable warrants were terminated as a result of the merger.

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

Acquisition of CliqNow!

As of June 1, 1998, the Company acquired the CliqNow! division of K2 Design, Inc., an Internet advertising network comprised of medium to large Web sites organized into eight topical channels, for $4,240,000, plus acquisition costs of $96,000, with $1,240,000 payable in cash and

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


$3,000,000 payable in Series B Convertible Redeemable Preferred Stock ("Series B"). The Company issued 3,000 shares of Preferred Stock which, by its terms, automatically converted into 230,415 shares of common stock upon consummation of the IPO, at the IPO price per share, net of the underwriting discount, or $13.02 per share, which was deemed to be the fair value of the securities.

Acquisition of CardSecure

On December 29, 1998, the Company acquired an initial 67% ownership stake (on an as converted basis) in CardSecure, Inc., a company which provides eCommerce enabling technology as well as Web site hosting services, through a $500,000 cash investment. The Company's investment in CardSecure was conveyed as part of the consideration for its investment in Network Commerce (formerly Shopnow.com) (see note 4).

Acquisitions of InterAd and Netbookings

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

In August of 1999, the Company issued approximately 41,677 shares and 24/7 Media Europe issued shares to acquire Netbooking, a Finnish Internet advertising company, which diluted the Company's investment in 24/7 Media Europe to 58% as of December 31, 1999.

On January 1, 2000, the Company acquired the remaining interest in 24/7 Media Europe through the issuance of common stock. The Company issued 428,745 shares of 24/7 Media common stock, valued at approximately $24.1 million, resulting in additional goodwill and other intangible assets of $24.1 million. The goodwill and other intangible assets are being amortized over the remaining period of benefit of three years.

Acquisition of Sift

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


                                                  1998
                                             -------------
                                             (in thousands)
Net revenues:
24/7 Media ..................................   $ 19,863
Sift ........................................      1,003
                                                --------
Combined ....................................   $ 20,866
                                                ========

Net loss attributable to common shareholders:
24/7 Media ..................................   $(24,999)
Sift ........................................       (434)
                                                --------
Combined ....................................   $(25,433)
                                                --------


The Company restated its results of operations for the years ended December 31, 1998 by combining Sift's financial statements for the year ended August 31, 1998 (Sift's fiscal year end) with 24/7 Media's consolidated financial statements for the year ended December 31, 1998. The Company restated the consolidated balance sheet as of December 31, 1998 to include 24/7 Media's balance sheet and Sift's balance sheet as of December 31, 1998. An adjustment was also made to stockholders' equity as of December 31, 1998 to record Sift's results of operations for Sift's quarter ended November 30, 1997 and one month ended December 31, 1998. The equity accounts of the separate entities were combined. As the common stock and additional paid in capital accounts of the combining enterprise exceeded the par value of the common stock issued in the business combination, the excess was added to our additional paid in capital. There were no significant transactions between the Company and Sift prior to the combination.

Acquisition of ClickThrough

On July 26, 1999, the Company acquired ClickThrough Interactive
("ClickThrough"), a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of the Company's subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal number of shares of the Company's common stock at the option of the holders or the Company, of which 76,875 have been converted through of December 31, 2000.

Acquisition of ConsumerNet

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

Acquisition of IMAKE

On January 13, 2000, the Company acquired IMAKE, a provider of technology products that facilitate the convergence of Internet technologies with broadband video programming. The purchase price of approximately $34.7 million, excluding contingent consideration of 916,000 shares, consists of 400,000 shares originally valued at approximately $18.7 million, fair value of options assumed of $9.9 million, $5.8 million of deferred compensation and $0.3 million in acquisition costs. The deferred compensation relates to 124,000 shares of restricted stock issued to employees of IMAKE. The contingent shares will be issued when certain revenue targets are attained, as amended. The valuation of in-process technology of $4.7 million in connection with the acquisition of IMAKE is based on an independent appraisal which determined that the e.merge technology acquired from IMAKE had not been fully developed at the date of acquisition. As a result, the Company will be required to incur additional costs to successfully develop and integrate the e.merge platform. The remaining purchase price in excess of the value of identified assets and liabilities assumed of $24.9 million has been allocated $1.0 million to workforce and $23.9 million to goodwill. Goodwill and workforce are being amortized over their expected period of benefit which is four years for goodwill and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

On July 20, 2000, the Company issued 880,000 contingent shares. The shares had a value of $11.9 million, which was considered additional goodwill. At September 30, 2000, an additional 18,000 contingent shares were earned pursuant to the agreement, resulting in $0.2 million of additional goodwill. The additional amounts of goodwill are being amortized over the remaining period of benefit.

Acquisition of Sabela

On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $65.0 million consists of approximately 1.2 million shares of 24/7 Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $1.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $64.7 million has been allocated $7.1 million to technology, $1.1 million to workforce and $56.5 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill and technology; and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes.

Acquisition of AwardTrack

On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

or investigating promotions. The purchase price of approximately $69.3 million consists of approximately 1.1 million shares of 24/7 Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $0.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.4 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $60.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes.

Acquisition of Exactis

On June 28, 2000, the Company acquired all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Exactis.com stockholders received shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. The purchase price of approximately $475.6 million consists of approximately 8.2 million shares of 24/7 Media common stock valued at approximately $383.0 million, fair value of options assumed of $82.9 million, fair value of warrants assumed of $2.3 million, deferred compensation of $2.9 million and acquisition costs of $4.5 million. The purchase price in excess of the value of identified assets and liabilities assumed of $428.8 million has been allocated $60.8 million to technology, $1.0 million to tradename, $3.2 million to workforce, $2.1 million to customer base and $361.7 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology, customer base and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of June 30, 2000 for accounting purposes.

Acquisition of WSR

On August 24, 2000, the Company acquired WSR, which engages in the business of delivering targeted search traffic on behalf of its clients. The purchase price of approximately $66.7 million, excluding contingent consideration of 2.8 million shares, consists of approximately 4.3 million shares of 24/7 Media common stock valued at approximately $61.3 million, fair value of options assumed of $4.1 million and acquisition costs of $1.3 million. The purchase price in excess of the value of identified assets acquired of $63.0 million has been allocated $1.1 million to deferred compensation and $61.9 to goodwill which is being amortized over its expected period of benefit of four years. The acquisition was accounted for as a purchase business combination.

Acquisition of Kendro Communications

On April 1, 2000, 24/7 Media Europe NV a subsidiary of the Company acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of the Company's common stock valued at approximately $487,000, excluding contingent consideration of up to $6.7 million to be paid in the Company's common stock subject to performance standards and other contractual requirements. The performance standards are

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

based on revenues of the acquired business for the fiscal years ended March 31, 2001 and 2002, and the price of the Company's common stock at March 31, 2001 and 2002, respectively, and will be payable by 24/7 Europe within fourteen days after the delivery of audited revenue statements provided that the sellers are employees of the Company (see note 16).

Acquisition of iPromotions

On April 17, 2000, the Company acquired iPromotions, Inc., a Seattle based promotions and sweepstakes management firm. The purchase price of $3.5 million consists of $2.0 million in cash, approximately 33,000 shares of common stock valued at approximately $654,000, fair value of options assumed of $736,000 and $100,000 in acquisition costs.

Summary

Except for Sift, each of the Company's acquisitions, and the purchase of the remaining interest in Europe have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)

                           DECEMBER 31, 2000 AND 1999

                                                       NET TANGIBLE
                                        ACQUISITION      ASSETS       IN-PROCESS      DEFERRED     INTANGIBLES/    USEFUL LIFE
      ACQUIRED ENTITY                      COSTS      (LIABILITIES)   TECHNOLOGY    COMPENSATION     GOODWILL         (IN YEARS)
-------------------------------------   -----------   -------------   ----------    ------------   ------------    -------------

YEAR ENDED DECEMBER 31, 1998:
Petry ...............................     $  4,293       $(1,635)       $  -           $  -          $  5,928              2
Advercomrn ..........................        2,291            85           -              -             2,706              2
Intelligent Interactions ............        7,671          (154)        5,000            -             2,825              2
C1iqNow! ............................        4,336           160           -              -             4,176              2
Card Secure .........................          500          (522)          -              -             1,022              3
                                          --------       -------       ------          ------        --------
                                          $ 19,591       $(2,066)      $5,000          $  -          $ 16,657
                                          ========       =======       ======          ======        ========

YEAR ENDED DECEMBER 31, 1999:
InterAd (24/7 Media Europe) .........     $  1,991       $  (725)      $  -            $  -          $  2,716              4
Less: Sale of Card Secure ...........         (500)          522          -               -            (1,022)             3
C1ickThrough ........................        5,875           (69)         -               -             5,944              3
ConsurnerNet ........................       52,043        (1,015)         -               -            53,058              4
Netbookings .........................        5,748            26          -               -             5,722              3
                                          --------       -------       ------          ------        --------
                                          $ 65,157       $(1,261)      $  -            $  -          $ 66,418
                                          ========       =======       ======          ======        ========
YEAR ENDED DECEMBER 31, 2000:
IMAKE ...............................     $ 46,750       $  (793)      $4,700          $5,785        $ 37,058             2-4
24/7 Media Europe ...................       24,117          -             -               -            24,117              3
Sabela ..............................       65,026           317          -               -            64,709             2-4
AwardTrack ..........................       69,293           (82)         -               -            69,375             2-4
Exactis .............................      475,636        43,939          -             2,870         428,827             2-4
WSR .................................       66,675         3,720          -             1,072          61,883              4
Kendro ..............................          527            17          -               -               510              4
iPromotions .........................        3,489          (127)          97             -             3,519             2-4
                                          --------       -------       ------          ------        --------
                                          $751,513       $46,991       $4,797          $9,727        $689,998
                                          ========       =======       ======          ======        ========

The following unaudited pro forma consolidated amounts give effect to the Company's 2000 and 1999 acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the year ended December 31, 2000 and 1999.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                             Year Ended           Year Ended
                                                            December 31,         December 31,
                                                                2000                 1999
                                                           --------------       --------------
                                                           (in thousands except per share data)

     Total Revenue ....................................     $   204,441          $   116,175
     Net loss .........................................        (858,483)            (235,919)
     Net loss attributable to common shareholders .....        (858,483)            (235,919)
     Net loss per common share ........................     $    (20.23)         $     (6.12)
     Weighted average common shares used in
        net loss per share calculation(1) .............      42,432,076           38,543,346

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 2000 includes the 1,129,344, 1,249,487, 898,000, 8,156,843, and 4,260,000 shares issued for AwardTrack, Sabela, IMAKE, Exactis and WSR, respectively as if the shares were issued on January 1, 2000. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 1999 includes the actual weighted average common shares outstanding for the historical period ended December 31, 2000, plus the 1,738,330, 41,677, 428,745, 1,422,000, 1,249,487, 1,129,344, 8,156,843 and
4,260,000 common shares issued in connection with each of the acquisitions of ConsumerNet, Netbookings, 24/7 Media Europe, IMAKE, Sabela, AwardTrack, Exactis and WSR, respectively, as if each acquisition occurred on January 1, 1999.

Merger Related Costs

Merger related costs for the year ended December 31, 2000 shown separately on the consolidated statement of operations include a $4.7 million write-off of in-process technology associated with the IMAKE acquisition and approximately $0.8 million of integration related costs. Merger related costs in 1998 relate to in-process technology acquired with Intelligent Interactions, which was immediately charged to operations because such in-process technology had not reached the state of technological feasibility at the acquisition date and had no alternative future use.

(3)  BALANCE SHEET COMPONENTS

Property and Equipment, Net

                                                    December 31
                                                 ----------------
                                                 2000        1999
                                                 -----       ----
                                                  (in thousands)

      Computer equipment...................   $ 26,525     $ 8,224
      Ad serving system....................     24,098      11,306
      Furniture and fixtures...............      5,672       1,529
      Leasehold improvements...............      3,579       1,454
                                              --------     -------
                                                59,874      22,513
      Less accumulated depreciation and
       amortization........................    (14,337)     (3,918)
                                              --------     -------
                                              $ 45,537     $18,595
                                              ========     =======

At December 31, 2000 and 1999, computer equipment includes equipment with a cost of $0.5 million and $0.2 million, respectively, acquired under a capital lease (see note 13). The net book value of the related equipment at December 31, 2000 and 1999 was $0.4 million and $0.1 million, respectively.

Intangible Assets, Net
The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified,

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). During the fourth quarter of 2000, the Company reevaluated the carrying value of its businesses. The Company's revaluation was triggered by the continued decline in the Internet Advertising and marketing sectors throughout 2000. In addition, each of these entities had experienced significant and continuing declines in operating and financial metrics over the last two quarters of 2000, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition are being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000.

Where impairment was indicated, the Company determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, the Company used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

As a result, the Company's management determined that the fair value of goodwill and other intangible assets attributable to IMAKE, iPromotions, Exactis and WSR were less than their recorded carrying values. In addition, the Company has abandoned operations of its AwardTrack subsidiary and entered into negotiations for the sale of its Sabela subsidiary. As such, as the Company has recorded Sabela's assets at their estimated realizable value. As a result of these actions, the Company has written off all remaining goodwill and intangible assets related to

AwardTrack and Sabela. Accordingly, the Company recognized $500.2 million in impairment charges to adjust the carrying values of these entities in the fourth quarter of 2000. Of this amount, $367.2 million related to Exactis, $55.5 million to AwardTrack, $47.9 million to Sabela, $21.3 million to WSR, $5.4 million to IMAKE and $2.9 million to iPromotions. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

After giving effect to the aforementioned impairment charges of $500.2 million, the remaining amount of goodwill and other intangibles, net, as of December 31, 2000 was $124.8 million: $35.0 million related to WSR, $34.9 million related to ConsumerNet, $23.8 million related to IMAKE, $21.0 million related to Europe which includes Netbookings and Kendro, $7.0 million related to Exactis, and $3.1 million related to ClickThrough.

                                                   DECEMBER 31
                                               ----------------------
                                               2000              1999
                                               ----              ----
                                                   (IN THOUSANDS)

     Goodwill............................    $122,871          $ 83,075
     Technology..........................      50,471               -
     Other intangible assets.............       6,375               -
                                             --------          --------
                                              179,717            83,075
     Less accumulated amortization.......     (54,925)          (20,677)
                                             --------          --------
                                             $124,792          $ 62,398
                                             ========          ========


Accrued Liabilities

                                                   DECEMBER 31
                                               ----------------------
                                               2000              1999
                                               ----              ----
                                                   (IN THOUSANDS)

     Affiliate fees......................    $ 11,067          $  2,231
     Incentives, commissions and
      expenses (1).......................       5,501             5,000
     Restructuring.......................       4,493               -
     Accrued fixed assets................       2,190               -
     Accrued other.......................      10,707             6,644
                                             --------          --------
                                             $ 33,958          $ 13,875
                                             ========          ========

(1) Incentives, commissions and expenses include commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by those employees. All such balances as of December 31, 2000 and 1999, except $739,000 and $0, respectively, have subsequently been paid.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(4)  INVESTMENTS

On December 30, 1998, the Company acquired a 10% equity interest, in chinadotcom by issuing 203,851 shares of the Company's common stock, valued at approximately $6.6 million, plus $3 million in cash. In July 1999, the Company purchased an additional 450,000 shares for $9.0 million. In July 1999, chinadotcom completed its initial public offering. Accordingly, the Company's investment in chinadotcom was reclassified as an available-for-sale security and has been reflected at its fair market value from that date.

On April 5, 1999, the Company entered into a securities purchase agreement with Network Commerce (formerly ShopNow.com). Pursuant to this agreement, 24/7 Media acquired approximately 18% of Network Commerce in exchange for consideration of $5.1 million in cash, 476,410 shares of 24/7 Media's common stock with a value equal to $23.6 million and 24/7 Media's investment in CardSecure. In September 1999, Network Commerce completed its initial public offering. Accordingly, the Company's investment in Network Commerce was reclassified as an available-for-sale security and has been reflected at its fair value from that date.

On August 24, 2000, the Company acquired a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom , in exchange for 2.5 million shares of the Company's common stock valued at $39.4 million. Pursuant to the exchange agreement, chinadotcom is entitled to one Class I member on the Company's board, with a term expiring in 2002. The Company cannot sell its interest in Media-Asia nor can chinadotcom sell any of the 2.5 million shares received for a period of twelve months. Each of the parties received the right of first refusal to purchase the others shares, except in the case of an IPO. The Company agreed to provide funding of up to approximately $2.0 million in additional capital in proportion to its equity interest, provided 24/7 Media-Asia's 80.1% stockholder, chinadotcom, provides up to approximately $8.0 million in additional capital. In addition, 24/7 Media received an option to put back the Company's shares in Media-Asia for approximately 1.8 million shares of chinadotcom (i) upon change of control of chinadotcom or (ii) upon the third anniversary of the agreement if an IPO of Media-Asia doesn't occur within conditions as specified in the agreement. The Company has recorded its investment in Media-Asia as a cost basis investment.

In August 2000, the Company acquired a 19.9% interest in AT-Asia, a subsidiary of chinadotcom, through the Company's subsidiary AwardTrack ("AT"). The Company and chinadotcom have committed to make a minimum investment of $4.0 million based on the Company's pro-rata shares. The Company is required to make an initial investment of approximately $0.2million. In addition, the Company has the option to purchase within the first twelve months additional shares to increase the Company's ownership percentage to 45% in exchange for $1 million.

The Company has entered into licensing and service agreements with Media-Asia relating to use of the 24/7 Media name, use of the 24/7 Mail brand and related technology and rights to sell associated suite of products, and service agreements to provide 24/7 Connect. The Company also entered into a license and service agreement with AT-Asia to use the AT technology and the AT products and rights to sublicense the AT technology and products to third party websites in the Territory, as defined in the agreement. The respective agreements call for exclusive licensing

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

rights which would terminate if minimum revenue amounts aren't met or if meaningful operations are not established within a twelve month period. Many of these agreements call for upfront initial licensing fees. Due to the exclusive nature of these license arrangements, the Company is required to recognize any upfront licensing fees over the applicable licensing periods or the expected term of the agreement which ranges from three to five years. Upfront licensing fees under the respective agreements amounted to $0.8 million of which $0.5 million related to AwardTrack is currently in dispute. As of December 31, 2000, none of the upfront fees have been received and therefore are not reflected in the 2000 consolidated balance sheet or statement of operations. Some of the agreements also call for minimum royalty amounts.

The Company and Media-Asia also agreed upon amounts still owed to the Company relating to Network royalties under the former agreement for all of 1999 and through December 31, 2000 of which $1.0 million has been received and is reflected in the consolidated statement of operations for the year ended December 31, 2000. Minimum royalty amounts relating to the aforementioned agreements for the years ended December 31, 2001 and 2002 are $1.6 million and $2.4 million respectively.

On December 15, 2000, in accordance with the Company's formal plan of restructuring, the Company abandoned operations of its subsidiary, AwardTrack. As a result, the Company is currently in breach of its licensing agreement and is in negotiations with chinadotcom to dissolve AT-Asia and eliminate any further funding requirements. It is not possible at this time to determine the extent of expenses related to this breach, if any, however the Company does not believe it to be material.

During the fourth quarter of 2000, the Company wrote down certain of its investments and recognized impairment charges of approximately $101.4 million for other-than-temporary declines in value of certain investments. The Company's management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write downs of cost based investments were $73.9 million, of which $38.8 million related to Media-Asia, $23.5 million related to Idealab!, $5.6 million to Naviant, $3.0 million to Bidland.com and $3.0 million in other investments. The Company's management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment of $26.4 million and $1.1 million, respectively. These impairment charges are included in "Impairment of investments" within other income (expense) in the Company's 2000 consolidated statement of operations.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

Investments at December 31, 2000 and 1999 are comprised of:

                                               2000                1999
                                               ----                ----
                                                    (IN THOUSANDS)

     Available-for-sale securities, at
      fair value...........................  $ 9,137             $335,630
     Investments, at cost..................    2,130               31,000
                                             -------             --------
     Total.................................  $11,267             $366,630
                                             =======             ========


During the year ended December 31, 2000, the Company sold approximately 5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of $13.8 million, which resulted in a gain on sale of investments of approximately $52.1 million. At December 31, 2000, the Company's available-for-sale investments of $9.1 million is comprised of the following: $5.5 million relating to approximately 1.2 million shares of chinadotcom; $3.2 million relating to approximately 4.3 million shares of Network Commerce, and $0.4 million relating to approximately 94,000_shares of i3Mobile (see note 16).

(5)  RESTRUCTURING CHARGE

During the fourth quarter of 2000, a restructuring charge of approximately $12.0 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives are to reduce employee headcount, consolidate operations and reduce office space in order to better align its sales, development and administrative organization and to position the Company for profitable growth consistent with management's long-term objectives. This restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional offices, and the abandonment of the Company's AwardTrack subsidiary. In addition, the Company has entered into negotiations to sell Sabela and has recorded its assets at their estimated realizable value. The Company is contingently liable for approximately $2.6 million of equipment obligations assumed by the purchaser of Sabela. Should the buyer default, the liability would revert to the Company. No provision has been made for this amount.

Consequently, the Company has recorded a $12.0 million charge to operations during the fourth quarter of 2000 consisting of severance of approximately $3.5 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.4 million. This amount includes non-cash charges of approximately $6.4 million. The Company expects to pay the majority of these costs in the first quarter of 2001 and all remaining amounts by the end of the third quarter of 2001.

The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the 2000 consolidated balance sheet:

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


                                                   BEGINNING   CURRENT YEAR   CURRENT YEAR   ENDING
                                                    BALANCE     PROVISION     UTILIZATION    BALANCE
                                                   ---------   ------------   ------------   -------

Employee termination benefits...................    $  -         $ 3,492         $1,046      $2,446
Acceleration of restricted stock................       -             875            875         -
Office closing costs............................       -           1,738            -         1,738
Disposal of assets..............................       -           5,501          5,501         -
Other exit costs................................       -             350             41         309
                                                    ------       -------         ------      ------
                                                    $  -         $11,956         $7,463      $4,493
                                                    ======       =======         ======      ======


(6) INCOME TAXES

The following is a breakdown of the Company's source of loss for income tax purposes:

                                             YEARS ENDED DECEMBER 31,
                                            ---------------------------
                                            2000       1999        1998
                                            ----       ----        ----
                                                  (in thousands)

U.S. loss..............................   $762,074   $ 28,932   $ 25,157
Foreign loss...........................     17,848     10,130       -
                                          --------   --------   --------
                                          $779,922   $ 39,062   $ 25,157
                                          ========   ========   ========


         At December 31, 2000, the Company had approximately $107.3 million of US and $21.1 million of foreign net operating loss carryforwards. Such carryforwards expire in various years through 2020. As a result of various equity transactions during 2000, 1999 and 1998, management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of substantially all of the net operating loss carryforwards are limited.

         The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

                                                                   2000             1999
                                                                   ----             ----
                                                                       (in thousands)
Deferred tax assets:
 Net operating loss carryforward ............................   $ 47,370         $ 23,849
  Deferred revenue ..........................................        -                252
  Reserve for sales allowance ...............................        487              397
  Accounts receivable principally due to
   allowance for doubtful accounts ..........................      1,237              361
  Amortization of goodwill and other intangibles ............      1,451            1,091
  Accrued compensation ......................................      1,327              691
  Accrued restructuring .....................................      1,707              -
  Stock option expenses .....................................      5,012              -
Other........................................................         19               20
                                                                --------         --------

Gross deferred tax assets ...................................     58,610           26,661
Less: valuation allowance ...................................    (52,988)         (11,917)
                                                                --------         --------
  Net deferred tax assets ...................................      5,622           14,744

Deferred tax liabilities:
  Unrealized gain on marketable securities ..................     (2,330)        (110,370)
  Plant and equipment, principally due to
   differences in depreciation ..............................     (1,500)             (23)
  Deferred revenue ..........................................     (1,787)              (7)
  Other .....................................................         (5)             -
                                                                --------         --------
  Gross deferred tax liabilities ............................     (5,622)        (110,400)
                                                                --------         --------
  Net deferred tax asset (liability) ........................   $    -          $ (95,656)
                                                                ========         ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments.

Due to the Company's operating losses and Section 382 limitations, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2000 and 1999, the valuation allowance increased by $41.1 million and decreased by $3.9 million, respectively. Of the total valuation allowance of $53.0 million, tax benefits, recognized in the future of approximately $5.2 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

(7)  DEBT INSTRUMENTS

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

RELATED PARTY

Loan Payable

The Company had a note payable to a stockholder of $593,000 as of December 31, 1998. The loan was payable upon demand, and interest was charged at prime plus 2%. The loan was subsequently repaid in full in March 1999.

On December 31, 1998, the Company settled all of its obligations to Petry Media Corporation which arose in connection with the Company's acquisition of Petry in February 1998 for a lump sum payment of $829,000. Accordingly, the difference between the lump sum payment of $829,000 and the Company's recorded obligations for its outstanding loan payable and accrued royalties payable in the amount of $184,000 and $218,000, respectively, was attributed to the contingent purchase obligation and resulted in an adjustment of $427,000 to the Petry purchase price. Such amount increased goodwill and was amortized on a straight line basis over its remaining amortization period through February 2000.

Loans Receivable

The Company has promissory notes receivable from certain employees aggregating approximately $653,000. The notes range in due dates from one to three years with interest rates ranging from 8-18%. These notes are included in "Other assets" on the 2000 consolidated balance sheet.

SHORT-TERM BORROWINGS

In May 1998, the Company secured a line of credit up to an amount of $200,000 bearing interest at 8.0% and secured by the Company's assets. The line was repaid in May 1999.

(8)  EQUITY INSTRUMENTS

WARRANTS

On April 9, 1997, the Company granted warrants to a consultant to purchase 4,375 of the Company's common stock at an exercise price of $49.72 per share. The fair value, using a Black-Scholes Option Model, of the warrants was deemed insignificant on the date of grant.

In connection with the issuance of Senior Convertible Notes Payable--Related Parties, warrants to purchase 169,316 common shares, at prices ranging from $1.60 to $11.48, were outstanding as of December 31, 1997 and such warrants expire no later than three years from the date of issuance. The Company recorded the fair value of the warrants as original issue debt discount.

As of February 24, 1998, Interactive Imaginations and an executive officer entered into a Confidential Separation Agreement and General Release ("Release Agreement") pursuant to which the executive officer's employment with Interactive Imaginations was terminated.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

The terms of the Release Agreement generally provide that the executive officer and Interactive Imaginations agreed to release and discharge the other party (and its successors and assigns) from all causes of action, claims, judgments, obligations, damages or liabilities. Interactive Imaginations agreed to issue to the executive officer Class C Warrants to purchase up to 625,000 shares of common stock at an exercise price of $3.81 per share. Accordingly, the Company recorded $450,000 of expense during the first quarter of 1998 in connection with this transaction based upon an independent valuation of the Class C Warrants. In addition, Interactive Imaginations agreed to extend the term from January 31, 2000 to January 31, 2005 in respect of a fully vested option held by the executive officer to purchase 13,000 shares of Interactive Imaginations common stock at $1.72 per share. During January 1999, the executive officer exercised his Class C Warrants to purchase 625,000 shares of common stock in exchange for 546,775 shares of common stock in a cashless exercise.

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

Upon consummation of the agreement and plan of merger ("II Merger") to acquire all of the outstanding stock of Intelligent Interactions in April of 1998, each share of common stock of Intelligent Interactions was converted into approximately 16.3 shares of common stock, 2.3 Class A Warrants, 2.3 Class B Warrants and 1.2 Class C Warrants of the Company. Therefore, the Company issued 949,242 shares of common stock, 265,212 of Class A Warrants, 265,212 of Class B Warrants and 136,553 of Class C Warrants. The warrants have exercise prices of $7.62, $11.42 and $3.81 per share, respectively and expire in five years. The Company's Class A, B, and C Warrants were determined to have a fair value of $0, $0, and $0.72 per share, respectively, using the Black-Scholes Option Model and supported by an independent valuation of the Warrants issued in the transaction. Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted to approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock--Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company.

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

In March 1999, the Company issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

on NBC Network television stations and their associated Web sites at the local market level. In October 1999, 24/7 Media issued warrants to purchase up to 150,000 shares of the Company's common stock to AT&T WorldNet Service as part of a 15-month extension, plus a one-year renewal option of the current strategic agreement (see note 10).

Warrant activity during the periods indicated is as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                     WARRANTS   EXERCISE PRICE
                                                     --------   --------------
     Outstanding at December 31, 1997 ............    180,228       $  3.84
     Granted......................................  3,985,595          8.35
     Exercised....................................   (362,838)         6.21
     Canceled.....................................       -              -
                                                    ---------       -------

     Outstanding at December 31, 1998.............  3,802,985          8.32
     Granted......................................    300,000         29.44
     Exercised....................................   (796,300)         4.54
     Canceled.....................................       -              -
                                                    ---------       -------

     Outstanding at December 31, 1999.............  3,306,685         11.17
     Granted......................................       -              -
     Assumed in acquisition.......................    154,303          8.38
     Exercised....................................   (398,759)         8.68
     Canceled.....................................   (225,000)        30.57
                                                    ---------       -------

     Outstanding at December 31, 2000.............  2,837,229       $ 11.57
                                                    =========       =======


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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

issuances between September 1, 1997 and October 31, 1997. As a result, for the year ended December 31, 1997, the Company recorded compensation expense of $32,000.

In February 1998, the Company awarded to the President 56,250 shares of restricted common stock which were granted at the fair market value of the Company's common stock of $1.60 per share as determined by an independent appraisal of the Company's common stock in connection with the Initial Merger. In connection with this issuance, the Company is recognizing compensation expense of $90,000 ratably over the three-year vesting period. For the years ended December 31, 2000, 1999 and 1998, the Company recognized $30,000, $30,000 and $25,000 in compensation expense, respectively.

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

On January 18, 2000, the Company issued 31,000 shares of common stock to employees of the Company valued at approximately $1.5 million and accrued $0.3 million in related taxes. The related compensation expense of approximately $1.8 million is included as part of stock-based compensation in the 2000 statements of operations, however, it would normally be reported as $0.7 million in general and administrative and $1.1 million in sales and marketing expenses.

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. As of December 31, 2000, 47,044 of the 285,0000 shares were granted to employees according to their vesting schedule. As part of the restructuring in November 2000, certain employees with restricted stock were terminated. The restricted stock held by the terminated employees vested immediately, resulting in a charge of approximately $0.9 million which has been reflected in "Restructuring and exit costs" in the consolidated statement of operations (see note 4).

On October 24, 2000, the Company issued 62,921 shares to investment bankers for services rendered in connection with the acquisition of WSR. The value of these shares was approximately $335,000.

The Company also issued shares of common stock as part of the purchase price for various acquisitions and investments as discussed in Notes 2 and 4, respectively.

CONVERTIBLE PREFERRED SHARES

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

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

In connection with the Company's IPO, all of the Company's 13,621,507 Series A Shares automatically converted into 3,577,118 shares of common stock. Such amounts included: i) 10,060,002 Series A Shares issued in connection with the Initial Merger which converted into 2,641,849 shares of common stock; and ii) 3,561,505 Series A Shares issued in connection with the Intelligent Interactions acquisition which converted into 935,269 shares of common stock, each of which, by their terms, automatically converted into Common Stock in connection with the Company's IPO. In addition, the 3,000 shares of Series B Convertible Redeemable Preferred Stock issued in connection with the CliqNow! acquisition, by its terms, automatically converted into 230,415 shares of Common Stock in connection with the Company's IPO (see note 2). The total number of common shares issued in connection with the automatic conversion of the Company's mandatorily redeemable convertible preferred stock in connection with the IPO was 3,807,553 shares of common stock.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

Shares reserved for future issuance as of December 31, 2000 are as follows:

                                                                    RESERVED
                                                                     SHARES
                                                                    --------
     Reserved for issued and outstanding Class A Warrants.......   1,324,608
     Reserved for issued and outstanding Class B Warrants.......   1,341,818
     Reserved for issued and outstanding Class C Warrants.......      29,830
     Reserved for issued and outstanding unclassified warrants.. 140,973 Reserved for stock incentives under the 1998 Stock
      Incentive Plan............................................  10,879,640


(9)  STOCK INCENTIVE PLAN

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

As a result of the acquisition of Exactis, the Company acquired Exactis' 1996, 1997 and 1999 stock option plans (the "Exactis Plans"). No further options will be granted under these plans. Options currently outstanding under the Exactis Plans will continue to be outstanding under the terms of the Exactis Plans until exercised or terminated.

During 2000, the total number of options that may be issued or used for reference purposes pursuant to the Plan was increased to 8,860,855. The amount was increased by 109,331 for the pooling with Sift and 77,134, 297,000, 42,299, 88,698, 76,750, 2,051,410, 349,250 for the acquisitions of ConsumerNet, IMAKE, Sabela, AwardTrack, iPromotions, Exactis and WSR, respectively, for a total of 11,952,727. The maximum number of shares of common stock subject to each of stock options or stock appreciation rights that may be granted to any individual under the Plan is 250,000 for each fiscal year during the term of the Plan. If a stock appreciation right is granted in tandem with a stock option, it shall be applied against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Plan.

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

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

stockholders' equity (deficit) and amortized to expense over the vesting period of the applicable options, generally four years. The Company granted such options at a weighted average exercise price of $5.74 per share.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $24.17, $22.21, and $4.44, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions:
2000 - risk free interest rate 4.61%, and an expected life of 4 years; 1999 - risk-free interest rate 6.58%, and an expected life of 2 years or 4 years, depending on the option grant; 1998 - risk-free interest rate 5.20%, and an expected life of 4 years. As permitted under the provision of SFAS No. 123, and based on the historical lack of a public market for the Company's options, no volatility was reflected in the options pricing calculation for options granted prior to the IPO. For option grants in 1998 subsequent to the Company's August 1998 IPO, a volatility factor of 150% was used. For option grants in 1999, a volatility factor of 99% was used for 4-year grants and 101% for 2-year grants. For options granted in 2000, a volatility factor of 150% was used.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common stockholders would have been reduced to the pro forma amounts indicated below:

                                                      2000        1999         1998
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss attributable to common stockholders:
  As reported...............................      $ (779,922)  $ (39,062)   $ (25,433)
  Pro forma.................................        (825,962)    (52,003)     (25,807)
Net loss per share:
  As reported...............................      $   (23.38)  $   (1.96)   $   (2.48)
  Pro forma.................................          (24.76)      (2.60)       (2.52)


Stock option activity during the periods indicated is as follows:

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


                                                              WEIGHTED AVERAGE
                                             OPTIONS           EXERCISE PRICE

Outstanding at December 31, 1997.......      423,421         $          2.58
Granted ...............................    1,469,046                    6.82
Exercised .............................     (106,108)                   2.57
Canceled...............................     (112,357)                   2.87
                                           ---------         ---------------
Outstanding at December 31, 1998.......    1,674,002                    6.28
Granted................................    2,659,791                   32.18
Exercised..............................     (631,221)                   4.85
Canceled...............................     (438,957)                  18.43
                                           ---------         ---------------
Outstanding at December 31, 1999.......    3,263,615                   25.85
Granted................................    6,199,003                   20.63
Exercised..............................     (335,758)                  15.50
Canceled...............................   (2,205,765)                  35.62
                                           ---------         ---------------
Outstanding at December 31, 2000.......    6,921,095         $         20.29
                                           =========         ===============

Vested at December 31, 1999............      517,891         $         19.20
                                           =========         ===============
Vested at December 31, 2000............    1,700,319         $         19.10
                                           =========         ===============
Options available for grant at
  December 31, 2000....................    3,958,545
                                           =========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                     WEIGHTED
 RANGE OF                             AVERAGE               WEIGHTED                             WEIGHTED
 EXERCISE           NUMBER           REMAINING           AVERAGE EXERCISE         NUMBER         AVERAGE
  PRICES         OUTSTANDING      CONTRACTUAL LIFE           PRICE             EXERCISABLE    EXERCISE PRICE
-----------     -------------    ------------------     ------------------    -------------   --------------
  $.40-6.94         1,119,328             8.0 years     $             4.07          399,377   $         3.97
  7.20-17.75        2,914,779             9.3                        12.25          451,885             9.12
  18.25-34.25       1,792,587             8.5                        27.35          712,316            29.07
  34.50-64.44       1,094,401             8.8                        46.75          136,741            44.34
                -------------    ------------           ------------------    -------------   --------------
                    6,921,095             8.8           $            20.29        1,700,319   $        19.10
                =============    ============           ==================    =============   ==============



(10)  SIGNIFICANT CONTRACTS

NBC

In March 1999, the Company signed an exclusive agreement with NBC-Interactive Neighborhood (NBC-IN) that would allow the Company to sell advertising on NBC network television stations and their associated Web sites at the local market level in exchange for services to be provided by the Company. As part of this agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of common stock for $26.05 per share. The first 75,000 warrants vested on March 11, 1999 and will expire on March 11, 2002. The remaining

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


75,000 shares covered by this warrant were to vest in eighteen increments of approximately 4,167 shares each on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. In August 2000, as a result of the termination of the agreement, 75,000 unvested warrants expired. Consequently, the Company reversed the original value ascribed to the warrants issued in connection with this partner agreement of $1.8 million, which remained unamortized, against additional paid in capital.

AT&T

On October 1, 1999, an agreement was reached with AT&T WorldNet to extend the current strategic marketing arrangement. The agreement included banner advertising services, email campaigns and other marketing promotion services for a term of one year with an optional one year extension. Under this agreement the Company was subject to certain performance obligations. If the Company fails to meet these performance obligations additional charges maybe incurred. The Company issued warrants to purchase 150,000 shares of our common stock in connection with the agreement. The warrants vest upon attaining certain revenue targets and the extension of the contract. The warrants relating to the initial term of the agreement for the purchase of 75,000 shares were valued at approximately $2.0 million based on an independent valuation. Due to the nature of the agreement, these warrants were being revalued each month based on the Company's share price. A ratable portion of the warrants has been expensed, as applicable, with the offset to additional paid in capital. During 2000, as a result of the monthly revaluation a benefit of $246,000 was recorded against additional paid in capital. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 6%, dividend yield of 0%, expected life of 4.3 years and volatility of 90%. Because the vesting of the second warrants to purchase 75,000 shares was dependent upon the extension of the original term and no obligation exists for either party to extend the agreement, no value had been ascribed to the warrants due to the contingency associated with the extension provision. As of December 31, 2000, no extension was signed and the warrants expired unvested. On April 1, 2001, final payment of $1.4 million relating to earned royalties was due and payable. The Company has notified AT&T that the Company will pay this amount in full in equal monthly installments through the remainder of 2001.

SONY

In December 1998, Exactis sold its online publishing business, including rights to the InfoBeat brand, the consumer newsletters and the subscriber lists to Sony Music, a Group of Sony Music Entertainment Inc. Exactis also entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music through December 2001. Exactis received $11.8 million under the sales agreement and related service agreement. The agreements also provides for additional minimum payments of $3.0 million over the term of the service agreement. The separate fair values of the sales and service agreements were not objectively determinable. Therefore, the proceeds of the sales and service agreements are being recognized as technology service revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. At December 31, 2000, approximately $2.2 million is reflected as deferred revenue on the consolidated balance sheet related to the Sony Music agreements.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


chinadotcom

The Company has entered into various licensing and royalty agreements with subsidiaries of chinadotcom. See note 4.

FASTWEB

Effective December 1, 1999, the Company entered into an agreement with FastWeb relating to the management and marketing of FastWeb's opt-in email database. The initial term of the contract was for one year ending November 30, 2000. The Company was obligated to make four quarterly payments of $0.6 million, plus a royalty for revenues exceeding certain thresholds relating to the use of FastWeb's database. The Company recorded $2.2 million and $0.2 million in cost of revenue during 2000 and 1999, respectively, relating to this contract.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information

During 2000, 1999 and 1998, the amount of cash paid for interest was $47,000, $68,000 and $4,000, respectively.

NON-CASH FINANCING ACTIVITIES

Warrants to purchase 398,759 shares of the Company's common stock at an average of $8.68 per share were exercised during the year ended December 31, 2000 in exchange for 359,839 shares of the Company's common stock in cashless exercises of warrants.

Warrants to purchase 625,000 shares of the Company's common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of the Company's common stock in a cashless exercise of warrants. During September 1999, warrants to purchase 134,382 shares of the Company's common stock at prices ranging from $3.81 to $11.42 were exchanged in a cashless exercise for 101,074 shares of the Company's common stock

During 1998, the Company issued an aggregate of 5,278,167 shares of common stock, 3,561,505 Series A Shares, 3,000 Series B Shares, 265,212 Class A Warrants, 265,212 Class B Warrants and 136,553 Class C Warrants in connection with the Acquisitions.

During 1998, the Company converted all outstanding shares of convertible preferred stock into 4,350,441 shares of common stock, converted $2,556,000 of senior convertible notes payable--related parties, plus accrued interest, into 828,036 shares of common stock and outstanding warrants were converted into 191,349 shares of common stock.

During 1998 and 2000, the Company entered into capital leases for equipment of approximately $85,000 and $250,000, respectively.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


(12) 401(k) PLAN

The Company established a 401(k) Plan on January 1, 1999, that is available to all employees after six months of employment. Employees may contribute up to 20% percent of their salary and the Company does not currently match employee contributions. The only expense the Company incurred in 1999 related to the 401(k) Plan was for administrative services, which were not material.

(13)  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, the Company's sales offices and various types of equipment for varying periods of time, with the last lease expiring in March 2010. Rent expense from all operating leases amounted to $6.8 million, $3.0 million and $0.8 million for the years ended 2000, 1999 and 1998, respectively.

The Company is contingently liable for approximately $2.6 million of equipment obligations assumed by the purchaser of Sabela (see note 5)

Future minimum payments under noncancelable operating leases and capital leases at December 31, 2000 are as follows:

                                          CAPTIAL LEASES     OPERATING LEASES
                                         -----------------  ------------------
                                                   (IN THOUSANDS)

Year Ending December 31,
2001....................................     $       121       $         8,181
2002....................................              55                 7,145
2003....................................              55                 6,577
2004....................................              55                 6,080
2005....................................              14                 5,007
Thereafter..............................               -                14,582
                                             -----------       ---------------
Total minimum lease payments............     $       300       $        47,572
                                                               ===============
Less amount representing interest.......              47
                                             -----------
Present value of minimum lease payment..     $       253
                                             ===========
Less current portion....................              99
                                             -----------
Long-term portion.......................     $       154
                                             ===========


The Company entered into a Consulting Agreement, dated as of January 1, 1998 with Neterprises, Inc. ("Consulting Agreement"), pursuant to which the President and sole stockholder of Neterprises, Inc., and at that time a director of the Company, agreed to provide management and consulting services to Interactive Imaginations for a term of up to one year in connection with the identification and evaluation of potential strategic relationships and potential acquisition targets. In return for such services, the President received a lump sum payment of $180,000 and a monthly fee of $12,500. This agreement was not renewed in 1999.

The Company's ad serving software and hardware are housed at GlobalCenter and Exodus in various locations. The agreements provide for Internet connectivity services, the lease of certain

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

hardware, the licensing of certain software, and the lease of secure space to store and operate such equipment. Required monthly payments are approximately $250,000 to March 2001, $210,000 to August 2001 and $150,000 to December 2001,
when the agreement expires.

The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $3.6 million for 2001, $0.2 million in 2002 and $0.1 million in 2003. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time. They also require severance for involuntary termination ranging from one to six months. As of December 31, 2000, there were approximately 250 employees in Europe whose annualized base salaries were approximately $10.8 million.

LITIGATION

Exchange of Patent Rights, Net

In December 1999, DoubleClick, Inc. filed a patent infringement lawsuit against our subsidiary, Sabela Media, Inc., in the United States District Court for the Southern District of New York. The suit alleged that Sabela was infringing, and inducing and contributing to the infringement by third parties of a patent held by DoubleClick entitled "Method for Delivery, Targeting and Measuring Advertising Over Networks". DoubleClick was seeking treble damages in an unspecified amount, a preliminary and permanent injunction from further alleged infringement and attorney's fees and costs. On May 4, 2000, the Company filed suit in the U.S. District Court for the Southern District of New York against DoubleClick Inc. alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers."

On November 6, 2000, the Company and DoubleClick, Inc settled the DoubleClick, Inc. v. Sabela Media, Inc. and 24/7 Media, Inc. v. DoubleClick, Inc. patent litigation. Both lawsuits have been dismissed with prejudice. As part of the settlement, 24/7 Media and DoubleClick have granted each other certain rights in certain of their respective patents. Under the settlement agreement, no other terms of the settlement were disclosed. Proceeds were recorded net of related legal expenses in the fourth quarter. As a result of the agreement, $4.1 million is included in "Gain on exchange of patent rights, net" in the 2000 consolidated statement of operations.

On December 26, 2000, Christina A. Wells, Garen Razoian, and Stephen J. Simkovich filed a lawsuit in the Superior Court of California, Los Angeles County, against the Company, Website Results, The Pinnacle Group, Michael Osborn, Ronald Penna, and Kevin Smith. Plaintiffs alleged claims for (i) breach of express contract; (ii) breach of implied in fact contract; (iii) negligent management; (iv) fraud and misrepresentation; (v) breach of covenant of good faith and fair dealing; (vi) conversion; (vii) loss of benefit of the bargain and business opportunity; (viii) declaratory relief; (ix) intentional infliction of emotional distress; and (x) negligent infliction of emotional distress. The thrust of the complaint is that the defendants failed to pay certain commissions promised to plaintiffs. Plaintiffs claim to have suffered over $1 million in

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


damages and seek punitive damages as well. The Company is mounting a vigorous legal defense that may include counterclaims, and has submitted a demurrer seeking to dismiss all tort-based claims. The Company does not believe that the outcome of this litigation will have a materially adverse impact on the Company's financial position or its results of operations.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.
(14)  SEGMENTS

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites. The revenue related to the email segment of the business is comprised of marketing services to target online users compiled by list management. The technology segment generates revenue by providing third party ad serving, email delivery service bureau, search engine traffic delivery, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                   NETWORK        MAIL     TECHNOLOGY       TOTAL
                                 -----------  ----------  ------------    ---------
                                                  (IN THOUSANDS )
2000
Revenues ......................   $ 125,256    $  29,269    $  30,630    $ 185,155
Segment loss from operations ..    (156,160)     (18,246)    (561,600)    (736,006)
Amortization of goodwill,
intangibles and advances ......      31,548       13,269       84,867      129,684
Impairment of intangible assets      58,345         --        441,875      500,220
Total assets ..................     102,387       51,114      115,426      268,927

1999
Revenues ......................   $  81,158    $   8,853    $    --      $  90,011
Segment loss from operations ..     (37,517)      (5,549)        --        (43,066)
Amortization of goodwill,
intangibles and advances ......      11,969        4,970         --         16,939
Total assets ..................     476,939       57,073         --        534,012

1998
Revenues (1) ..................   $  19,744    $   1,003    $    --      $  20,866
Segment loss from operations ..     (25,299)        (434)        --        (25,733)
Amortization of goodwill,
intangibles and advances ......       5,722         --           --          5,722
Total assets ..................      62,766          342         --         63,108


(1) Included in the 1998 total columns is $119,000 in other revenues. This amount is not

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

included in the network, e-mail or technology segment columns.

Prior to 1999, the Company operated only in the United States. In 1999, the Company acquired subsidiaries in Canada and Europe, which operate as part of the global network business. Revenue and long-lived asset information by geographic area as of and for the year ended December 31, 2000 and 1999 are as follows:

                                          US        INTERNATIONAL     TOTAL

 2000
 Revenues.......................       $   138,653   $    46,502    $  185,155
 Long-lived assets .............           101,953        25,848       127,801

 1999
 Revenues ......................       $    83,214   $     6,797    $   90,011
 Long-lived assets .............           439,359        13,017       452,376


(15)  SELECTED QUARTERLY FINANCIAL DATA--UNAUDITED

The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                                                2000 Quarter Ended
                                                  ---------------------------------------------
                                                   March 31   June 30   September 3December 31
                                                  ---------------------------------------------
                                                                  (In Thousands)
Revenues .........................................   $  46,231    $  52,187    $  48,127    $  38,610
Operating loss ...................................     (36,003)     (33,845)     (72,174)    (593,984)
Net loss attributable to common stockholder ......     (23,847)     (22,165)     (56,787)    (677,123)
Net loss per common share - basic and diluted ....   $   (0.93)   $   (0.82)   $   (1.49)   $  (15.96)

                                                                2000 Quarter Ended
                                                  ---------------------------------------------
                                                   March 31   June 30   September 3December 31
                                                  ---------------------------------------------
                                                                  (In Thousands)
Revenues .........................................   $  11,450    $  17,155    $  24,313    $  37,093
Operating loss ...................................      (7,532)      (8,023)     (12,702)     (14,809)
Net loss attributable to common stockholders .....      (7,244)      (7,163)     (11,668)     (12,987)
Net loss per common share - basic and diluted ....   $   (0.42)   $   (0.37)   $   (0.55)   $   (0.58)

(16) SUBSEQUENT EVENTS--UNAUDITED

Option Grants

On January 1, 2001, the Company issued approximately 5.5 million stock options at the fair market value on the date of grant to employees of the Company. One-fourth of these options vested on February 28, 2001.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Sale of Available-for-Sale Securities

As of April 10, 2001, the Company sold its remaining stake in chinadotcom, approximately 1.2 million shares. Proceeds from the sales were $6.4 million resulting in a pre-tax gain of approximately $4.6 million. The Company also sold approximately 2.2 million shares of Network Commerce and approximately 25,000 shares of i3Mobile. Proceeds were $0.3 million resulting in a loss on sale of investments of $1.5 million.

Stock Plans

On January 2, 2001, the Board of Directors of the Company approved the 24/7 Media, Inc. 2001 Stock Incentive Plan for Non-Officers ("2001 Plan").

All employees of and consultants to the Company and its affiliates are eligible to be granted non-qualified stock options under this plan, provided that such persons are not officers. Eligibility under the 2001 Plan and award amounts shall be determined by the Stock Incentive Committee.

A maximum of 2.5 million shares of common stock may be issued or used for reference purposes pursuant to the 2001 Plan. The maximum number of shares of common stock subject to each stock option grant to any individual under the 2001 Plan is 250,000 for each fiscal year during the term of the plan.

On February 26, 2001, the Board of Directors of the Company approved the 24/7 Media, Inc. 2001 Equity Compensation Plan ("2001 Equity Plan"), to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. The aggregate number of shares of common stock that may be issued shall not exceed 1.25 million shares.

Website Results

On March 15, 2001, the Company signed an amendment to the WSR purchase agreement dated August 24, 2000. The amendment changed the earn out criteria as it related to the contingent consideration to be based on revenue rather than EBIT, as defined in the original agreement. Based on the new criteria 710,000 shares related to the period ended December 31, 2000 were issued on March 23, 2001 valued at approximately $0.2 million. In addition, employee loans amounting to $0.3 million were forgiven. These amounts will be recorded as compensation expense in the first quarter of 2001 and an additional cash earn out of up to $1.5 million in cash was put into place for two employees who were the former principal stockholders of WSR. Payments under the cash earn out are based on availability of monthly cash flows of WSR, as defined in the agreement. These amounts will be recognized as compensation expense when earned.

Common Stock Purchase Agreement

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


On March 21, 2001, 24/7 Media, Inc, (the "Company") entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement, to sell up to $50 million of its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000.

Additionally, the Company issued a warrant certificate to Maya to purchase up to 100,000 shares of the Company's common stock. The warrant is exercisable for a period of three years from the date of issuance. The warrant exercise price will be equal to 150% of the average closing bid of the Company's common stock for the fifteen trading days prior to the date of closing. The common stock underlying the warrant will be registered in the registration statement referenced above.

Pacific Crest Securities, Inc., acted as the Company's financial advisor ("Advisor") with respect to negotiating and consummating the Equity Line. In addition to agreeing to reimburse the Advisor for out-of-pocket expenses related to the Advisor's services, the Company has agreed to pay the Advisor a cash fee equal to 2.5% of the purchase price paid for whatever shares of common stock are sold in the draw downs. In connection with the services rendered by the Advisor in obtaining the Equity Line, the Advisor also was issued a warrant to purchase up to 100,000 shares of the Company's common stock. The warrant exercise price per share will be equal to 150% of the average closing bid price of the Company's common stock for the fifteen trading days prior to the date of closing and the warrant shall be exercisable for three years.

The aggregate number of shares that the Company may sell and issue under the Common Stock Purchase Agreement is limited by the listing requirements of the Nasdaq Stock Market. Under the Nasdaq requirements, the Company may not issue shares under the Common Stock Purchase Agreement in excess of 19.99% of the shares of its common stock outstanding on March 21, 2001, without receiving the prior approval of the Company's stockholders. The Equity line is subject to the Company remaining listed on the Nasdaq. Due to the decline in the share price of the Company's common stock, the Company received a letter from Nasdaq stating that they have determined that the Company failed to meet Nasdaq's minimum listing requirements. The Company could be delisted if it does not satisfy their requirements by July 5, 2001.

Kendro's Contingent Consideration

In connection with 24/7 Media Europe NV's acquisition of Kendro Communications, the purchase price excluded contigent consideration of up to $6.7 million. If all requirements are met, then, based on the closing price of the Company's common stock on March 30, 2001, and a preliminary estimate of revenues of the acquired company by the Company versus the sellers' estimate of revenues for the twelve month period ended March 31, 2001, the number of shares that would be required to be delivered to the sellers ranges from 3.2 million shares up to 5.1 million shares. These amounts will be recorded as compensation expense in the first quarter of 2001.

Restructuring

On April 9, 2001, the Board of Directors approved a new restructuring plan whose objective is to leverage the Company's infrastructure and improve/preserve the Company's cash position. The plan calls for the divestitures of our non-core assets, a reduction of the Company's headcount of approximately 100 employees, closing of one office and downsizing of four other offices as will as the elimination of certain redundancies related to our technology costs.

                                24/7 MEDIA, INC.
             NOTES TO CONSOLIDATE FINANCIAL STATEMENTS - (CONTINUED)
                           DECEMBER 31, 2000 AND 1999

                                    SCHEDULE
                                24/7 MEDIA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   BALANCE AT      ADDITIONS                   BALANCE AT
                                  BEGINNING OF     CHARGED TO                    END OF
                                     PERIOD         EXPENSE     DEDUCTIONS       PERIOD
2000
Allowance for doubtful accounts .   $ 1,152      $   10,489     $ (4,854)      $    6,787
Reserve for sales allowance .....     1,370           1,175         (517)           2,028
                                    -----------------------------------------------------
Total ...........................   $ 2,522      $   11,664     $ (5,371)      $    8,815

1999
Allowance for doubtful accounts .   $   268      $    1,151     $   (267)      $    1,152
Reserve for sales allowance .....       368           1,264         (262)           1,370
                                    -----------------------------------------------------
Total ...........................   $   636      $    2,415     $   (529)      $    2,522

1998
Allowance for doubtful accounts .   $    64      $      347     $   (143)      $      268
Reserve for sales allowance .....       185             355         (172)             368
                                    -----------------------------------------------------
Total ...........................   $   249      $      702     $   (315)      $      636

                                   SIGNATURES

KNOW ALL MEN BY THESE PRESENT, that each person or entity whose signature appears below constitutes and appoints David J. Moore and Mark E. Moran, and each of them, its true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on April 10, 2001.

                                24/7 MEDIA, INC.

                                       By: /s/ David J. Moore
                                       David J. Moore
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on April 10, 2001 by the following persons in the capacities indicated:

              Signature                                Title

/s/ David J. Moore                     Chief Executive Officer and Director
-------------------------              (Principal Executive Officer)
David J. Moore


/s/ R. Theodore Ammon                  Chairman of the Board
-------------------------
R. Theodore Ammon


/s/ John F. Barry                      Director
-------------------------
John F. Barry


/s/ Arnie Semsky                       Director
-------------------------
Arnie Semsky


/s/ Charles W. Stryker                 Director
-------------------------
Charles W. Stryker, Ph.D.

/s/ Mark E. Moran
-------------------------              Senior Vice President, General Counsel
Mark E. Moran                          and Secretary


/s/ Doug Wagner
-------------------------              Director
Doug Wagner


/s/ Stuart D. Shaw                     Senior Vice President, Finance and
-------------------------              Administration and
Stuart D. Shaw                         acting Chief Financial Officer

(c) Exhibit Index.

Exhibits and Financial Statement Schedule/Index

   Exhibit  Number   Description

         3.1 +Amended and Restated Certificate of Incorporation of the Company.
         3.2         +By-laws of the Company.
         10.1        +1998 Stock Incentive Plan.
         10.2        #2001 Stock Incentive Plan for Non-Officers.
         10.3        #2001 Equity Compensation Plan.
         10.2        +Form of Stock Option Agreement.
         10.12       +GlobalCenter Master Service Agreement, dated May 1, 1998.
         10.22       **Agreement  and Plan of Merger dated as of January 9,
                     2000 among the Company,  Killer-App  Holding Corp.,
                     Sabela Media, Inc., Freshwater Consulting Ltd., James
                     Green and Galmos Holdings Ltd.
         10.23 **Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software & Services, Inc., IMAKE Consulting, Inc., Mark
                     L. Schaszberger and Trami Tran.
         10.24       **Agreement and Plan of Merger dated as of February 2,
                     2000 among the Company, 24/7 Awards Holding Corp., AwardTrack, Inc., MemberWorks Incorporated, Brian Anderson, National Discount Brokers Group, Inc., Jeffrey Newhouse, John Watson, Gregory Hassett, Randy Moore and Jack Daley.
         10.25 *** Agreement and Plan of Merger dated as of February 29, 2000 by and among 24/7 Media, Inc., Evergreen Acquisition Sub Corp. and Exactis.com, Inc.
         10.26 ****Agreement and Plan of Merger, dated August 24, 2000, between 24/7 Media, Inc., WSR Acquisition Sub, Inc., Website Results, Inc. and the stockholders of Website Results.
         23.1        Consent of KPMG LLP.


    + Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085).
    ++ Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated March 19, 1999. (File No. 333-70857).
    # Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-8 dated February 28, 2001 (File No. 333-56308).
    * Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 406 under the Securities Act of 1933, as amended. The omitted portions have been separately filed with the Commission. **Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated January 25, 2000, January 27, 2000 and
    February 28, 2000.

    *** Incorporated by reference to Exhibits to the Registrant's
    Registration Statement on Form S-4 dated April 20, 2000 (File No.
    333-35306).
    **** Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated August 24, 2000.