Form 10-Q
period 2001-03-31
24/7 MEDIA INC
filed 2001-05-15
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

/_/ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

           CLASS                                    OUTSTANDING AT May 11, 2001
Common Stock, par value $.01 per share                     47,020,972 Shares

                                24/7 MEDIA, INC.
                                 MARCH 31, 2001
                                    FORM 10-Q
                                      INDEX


Part I.  Financial Information
Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2001 (unaudited)
  and December 32, 2000 ....................................................  2
Consolidated Statements of Operations for the three month periods ended
        March 31, 2001 and  2000 (unaudited)................................  3
Consolidated Statements of Cash Flows for the three month periods ended
        March 31, 2001 and 2000 (unaudited).................................  4
Notes to Unaudited Interim Consolidated Financial Statements................  5
Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................... 18
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......... 36
Part II. Other Information
Item 1.  Legal Proceedings.................................................. 37
Item 2.  Changes in Securities and Use of Proceeds.......................... 37
Item 3.  Defaults Upon Senior Securities.................................... 37
Item 4.  Submission of Matters to a Vote of Security Holders................ 37
Item 5.  Other Information.................................................. 37
Item 6.  Exhibits and Reports on Form 8-K................................... 37
Item 7.  Signatures......................................................... 37

                                24/7 MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       March 31,    December 31,
                                                                         2001           2000
                                                                     -----------    ------------
                                                                     (unaudited)
                               ASSETS
Current assets:
   Cash and cash equivalents (including restricted cash of $800
     in 2001 and 2000) ...........................................   $    13,651    $    29,697
   Accounts receivable, less allowances of $9,453
     and $8,815, respectively ....................................        29,477         48,511
   Prepaid expenses and other current assets .....................         5,174          4,336
                                                                     -----------    -----------

       Total current assets ......................................        48,302         82,544

Property and equipment, net ......................................        44,164         45,537
Intangible assets, net ...........................................        73,065        124,792
Investments ......................................................         2,447         11,267
Other assets .....................................................         4,133          4,787
                                                                     -----------    -----------
       Total assets ..............................................   $   172,111    $   268,927
                                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................   $    14,007    $    22,518
   Accrued liabilities ...........................................        27,959         33,958
   Current installments of obligations under capital leases ......            99             99
   Deferred revenue ..............................................         2,322          4,095
                                                                     -----------    -----------
       Total current liabilities .................................        44,387         60,670
                                                                     -----------    -----------

Obligations under capital leases, excluding current installments .           144            154
Minority interest ................................................           105            105

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      and no shares issued or outstanding ........................          --             --
    Common stock, $.01 par value; 70,000,000 shares authorized;
      46,550,084 and 42,475,807 shares issued and outstanding,
      respectively ...............................................           465            425
    Additional paid-in capital ...................................     1,069,211      1,069,445
    Deferred stock compensation ..................................        (3,833)        (5,578)
    Accumulated other comprehensive income .......................            37          3,425
    Accumulated deficit ..........................................      (938,405)      (859,719)
                                                                     -----------    -----------
        Total stockholders' equity ...............................       127,475        207,998
                                                                     -----------    -----------

       Total liabilities and stockholders' equity ................   $   172,111    $   268,927
                                                                     ===========    ===========

 See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)


                                                                                      Three months ended March 31,
                                                                                      ----------------------------
                                                                                         2001            2000
                                                                                      ------------    ------------
                                                                                               (unaudited)
Revenues:
   Network ........................................................................   $     11,387    $     36,483
   Email ..........................................................................          3,883           6,884
   Technology .....................................................................         10,008           2,864
                                                                                      ------------    ------------
       Total revenues .............................................................         25,278          46,231
                                                                                      ------------    ------------

Cost of revenues:
   Network ........................................................................         11,007          28,692
   Email ..........................................................................          2,667           4,266
   Technology (exclusive of $157 and $0, respectively
     reported below as stock-based compensation) ..................................          3,268           1,127
                                                                                      ------------    ------------
       Total cost of revenues .....................................................         16,942          34,085
                                                                                      ------------    ------------

       Gross profit ...............................................................          8,336          12,146
                                                                                      ------------    ------------

Operating expenses:
   Sales and marketing (exclusive of $1,473 and $1,369 , respectively
     reported below as stock-based compensation) ..................................         11,734          11,890
   General and administrative (exclusive of $745 and $596,
     respectively, reported below as stock-based compensation) ....................         15,810          10,619
   Product development (exclusive of $140 and $945, respectively
     reported below as stock-based compensation) ..................................          5,887           1,039
   Amortization of goodwill, intangible assets and advances .......................         11,676          16,929
   Stock-based compensation .......................................................          2,515           2,910
   Write-off of acquired in process technology and other merger related costs......           --             4,762
   Restructuring costs ............................................................            490            --
   Impairment of intangible assets ................................................         40,106            --
                                                                                      ------------    ------------
       Total operating expenses ...................................................         88,218          48,149
                                                                                      ------------    ------------

       Loss from operations .......................................................        (79,882)        (36,003)
Interest income, net ..............................................................            286             474
Gain on sale of investments, net ..................................................          3,998          11,682
Impairment of investments .........................................................         (3,089)           --
                                                                                      ------------    ------------

       Net loss ...................................................................   $    (78,687)   $    (23,847)
                                                                                      ============    ============


Net loss per common share - basic and diluted .....................................   $      (1.84)   $      (0.93)
                                                                                      ============    ============

Weighted average common shares outstanding ........................................     42,691,843      25,560,667
                                                                                      ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

                                24/7 MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     2001        2000
                                                                                ------------   --------
                                                                                        (unaudited)
Cash flows from operating activities:
Net loss .......................................................................   $(78,687)   $(23,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets ..................................      4,291       1,131
Write-off of acquired in-process technology ....................................       --         4,700
Provision for doubtful accounts and sales reserves, net ........................        638         535
Amortization of goodwill and other intangible assets ...........................     11,676      16,229
Amortization of partner agreements .............................................       --           700
Non-cash compensation ..........................................................      2,515       2,571
Gain on sale of investment .....................................................     (3,998)    (11,682)
Warrants issued for service ....................................................        100        --
Impairment of investments ......................................................      3,089        --
Impairment of intangible and other assets ......................................     40,106        --
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable ........................................................     17,854     (11,181)
    Prepaid assets and other current assets ....................................       (838)        117
    Other assets ...............................................................        654         195
    Accounts payable and accrued liabilities ...................................    (18,815)      1,926
    Deferred revenue ...........................................................     (1,231)        832
                                                                                   --------    --------

         Net cash  used in operating activities ................................    (22,646)    (17,774)
                                                                                   --------    --------

Cash flows from investing activities:
Proceeds from the sale of investments ..........................................      6,113      12,103
Capital expenditures ...........................................................        232      (7,459)
Cash paid for acquistions, net of cash acquired ................................       --        (1,455)
Cash paid for investments ......................................................       --        (4,122)
                                                                                   --------    --------

         Net cash provided by (used in) investing activities ...................      6,345        (933)
                                                                                   --------    --------

Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants .............         36       3,942
Payment of capital lease obligations ...........................................         (9)        (24)
                                                                                   --------    --------

         Net cash provided by financing activities .............................         27       3,918
                                                                                   --------    --------

         Net change in cash and cash equivalents ...............................    (16,274)    (14,789)
         Net effect of foreign currency adjustments ............................        228         (92)
Cash and cash equivalents at beginning of period ...............................     29,697      42,786
                                                                                   --------    --------

Cash and cash equivalents at end of period .....................................   $ 13,651    $ 27,905
                                                                                   ========    ========

See accompanying notes to unaudited interim consolidated financial statements.

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

The 24/7 Network operates globally, with operations in the United States, Europe and Canada, providing ad sales solutions for Web-based advertising including banner ads, sponsorships, loyalty reward programs and promotions. 24/7 Mail has operations in the United States, Canada and Europe where the Company serves as a list manager for permission-based email lists. 24/7 Technology Solutions provides email based direct marketing services, targeted search traffic delivery, broadband solutions and professional services principally in the United States. The Company added to its technology offerings after the first quarter in 2000 with the acquisitions of Exactis.com ("Exactis") and Website Results ("WSR").

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

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by 24/7 Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of the Company's operations and cash flows for the interim periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the consolidated results for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2000 as included in the Company's report on Form 10-K.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts. At March

31, 2001, cash and cash equivalents includes $0.8 million in restricted cash, related to leases, that becomes available within the next year. In addition, there is $1.8 million related to these leases that becomes available at varying dates through December 31, 2002, which are included in other assets on the consolidated balance sheet.

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

INVESTMENTS

The Company accounts for investments in marketable securities in accordance with Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in other income (expense).

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary (see notes 4).


REVENUE RECOGNITION

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

At March 31, 2001 and December 31, 2000, accounts receivable included approximately $2.8 million and $4.0 million, respectively, of earned but unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The decrease in unbilled receivables from December 31, 2000 to March 31, 2001 resulted from the decrease in revenues generated in the first quarter of 2001. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of March 31, 2001 have been subsequently billed.

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

In 2001, the Company wrote off $40.1 million in goodwill and intangible assets (see note 3). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 5).

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the three month periods ended March 31, 2001 and 2000 was $(82.1) million and $(38.2) million, respectively. Comprehensive loss resulted primarily from net losses of $(78.7) million and $(23.8) million, respectively, as well as a change in unrealized gains (losses), net of tax, of marketable securities of $(3.6) million and $(14.3) million, respectively, and foreign currency translation adjustments of $0.2 million and $(0.1) million, respectively. The net change in unrealized gains (losses) of $(3.6) million for the three month period ended March 31, 2001 is comprised of net unrealized holding losses arising during the period of $5.1 million related to chinadotcom, a reclassification adjustment of $4.0 million for net gains on the sale of investments in marketable securities and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three months ended March 31, 2001 and 2000 does not include the effects of options to purchase 11.9 million and 4.5 million shares of common stock, respectively; 2.8 million and 3.0 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

(2)  BUSINESS COMBINATIONS

ACQUISITION OF 24/7 EUROPE

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

On March 15, 2001, the Company signed an amendment to the WSR purchase agreement dated August 24, 2000. The amendment changed the earn out criteria as it related to the contingent consideration to be based on revenue rather than EBIT, as defined in the original agreement. Based on the new criteria 710,000 shares related to the period ended December 31, 2000 were issued on March 23, 2001 valued at approximately $0.2 million. In addition, former principal stockholder loans amounting to $0.3 million were forgiven. These amounts were recorded as compensation expense in the 2001 consolidated statement of operations, $0.2 million included in stock based compensation and $0.3 million included in sales and marketing expense. An additional cash earn out of up to $1.5 million in cash was put into place for two employees who were the former principal stockholders of WSR. Payments under the cash earn out are based on the availability of monthly cash flows of WSR, as defined in the agreement. These amounts will be recognized as compensation expense when, and if, earned.

ACQUISITION OF KENDRO COMMUNICATIONS

On April 1, 2000, our subsidiary 24/7 Media Europe NV acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of the Company's common stock valued at approximately $527,000, excluding contingent consideration of up to $6.7 million to be paid in the Company's common stock, which is subject to performance standards and other contractual requirements. The performance standards are based on revenues of the acquired business for the fiscal years ended March 31, 2001 and 2002, and the price of the Company's common stock at March 31, 2001 and 2002, respectively, and will be payable by 24/7 Europe within fourteen days after the delivery of audited revenue statements provided that the sellers are employees of the Company. If all requirements are met, then, based on the closing price of our common stock on March 30, 2001, and a preliminary estimate of revenues of the acquired company by the Company versus the sellers' estimate of revenue for the twelve month period ended March 31, 2001, the number of shares that would be required to be delivered to the sellers ranges from 3.2 million shares up to 5.1 million shares. As of March 31, 2001, the Company accrued an estimate of $1.1 million for the settlement of this contingency. The Company believes that it may have certain remedies related to the purchase agreement that could significantly lower this estimate. This expense is recorded as stock based compensation in the 2001 consolidated statement of operations.

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


                              NET TANGIBLE
                  ACQUISITION    ASSETS     IN-PROCESS    DEFERRED    INTANGIBLES/   USEFUL LIFE
ACQUIRED ENTITY       COSTS   (LIABILITIES) TECHNOLOGY  COMPENSATION    GOODWILL      (IN YEARS)

IMAKE ...........   $ 46,750   $   (793)     $  4,700     $  5,785    $  37,058           2-4
24/7 Media Europe     24,117       --            --           --         24,117            3
Sabela ..........     65,026        317          --           --         64,709           2-4
Award Track .....     69,293        (82)         --           --         69,375           2-4
Exactis .........    475,636     43,939          --          2,870      428,827           2-4
WSR .............     66,675      3,720          --          1,072       61,883            4
Kendro ..........        527         17          --           --            510            4
iPromotions .....      3,489       (127)           97         --          3,519           2-4
                    -----------------------------------------------------------
                    $751,513   $ 46,991      $  4,797     $  9,727    $ 689,998
                    ===========================================================


The following unaudited pro forma consolidated amounts give effect to all of the above acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three month periods ended March 31, 2000.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.


                                                           Three Months Ended
                                                             March 31, 2000
                                                    -------------------------------
                                                    (in thousands, except share and
                                                                 per share data)

Total revenues.......................................           $        54,218
Net loss.............................................                   (58,695)
Net loss per share -  basic and diluted..............           $         (1.36)
Weighted average shares used
  in net loss per share calculation (1)..............                43,316,906


(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the period ended March 31, 2000 includes the 1,129,344, 916,000, 8,156,843, 4,970,000 and 3,217,335 shares issued for AwardTrack, IMAKE,
Exactis, WSR and Kendro, respectively as if the shares were issued on January 1, 2000.

(3)  INTANGIBLE ASSETS, NET

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

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). During the fourth quarter of 2000 and the first quarter of 2001, the

Company reevaluated the carrying value of its businesses. The Company's revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 which has continued in 2001. This decline has significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees and/or significant customers. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at the end of each reporting period.

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

As a result of the review at March 31, 2001, the Company's management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis, Europe and WSR were less than their recorded carrying values. The Company recognized $40.1 million in impairment charges to adjust the carrying values of these entities in the first quarter of 2001. Of this amount, $20.1 million related to Mail, $11.0 million to WSR, $4.5 million to Exactis and $4.5 million to Europe (including $0.4 million related to Kendro). The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

After giving effect to the aforementioned impairment charges of $40.1 million, the remaining amount of goodwill and other intangibles, net, as of March 31, 2001 was $73.1 million: $21.8 million related to WSR, $21.7 million related to IMAKE, $13.8 million related to Europe, $11.4 million related to Mail, $2.6 million related to ClickThrough, and $1.8 million related to Exactis.


                                March 31,   December 31,
                                   2001        2000
                                ---------    ---------
                                    (in thousands)
Goodwill ....................   $  64,923    $ 122,871
Technology ..................      35,011       50,471
Other intangible assets .....       6,378        6,375
                                ---------    ---------
                                  106,312      179,717
Less accumulated amortization     (33,247)     (54,925)
                                ---------    ---------
                                $  73,065    $ 124,792
                                =========    =========


(4)  INVESTMENTS

The fair value of the Company's available-for-sale marketable securities of approximately $1.0 million is based on the quoted market values as of March 31, 2001 as reported on NASDAQ. As of March 31, 2001, unrealized gains related to such securities amounted to $0.2 million. The Company also has cost based investments of $1.5 million.

During the three months ended March 31, 2001, the Company sold approximately 1.1 million shares of chinadotcom stock at prices ranging from $2.38 to $7.69 per share. The shares had a cost basis of $1.5 million, which resulted in a gain of approximately $4.5 million. The Company also sold a portion of its investments in Network Commerce and i3Mobile, which resulted in a loss of approximately $0.5 million. The Company's net gain on the sale of these investments are included in "Gain on sale of investments, net" within other income (expense) in the Company's 2001 consolidated statement of operations.

As of March 31, 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments. The Company's management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia. The Company's management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Mobile were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively. These impairment charges totaling $3.1 million are included in "Impairment of investments" within other income (expense) in the Company's 2001 consolidated statement of operations.

(5)  RESTRUCTURING CHARGE

During the first quarter of 2001, a restructuring charge of approximately $0.5 million was recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 100 employees. The Company paid the majority of these costs in the first quarter of 2001.

The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the consolidated balance sheet (in thousands):

                               Beginning  Current year  Current year    Ending
                                Balance     provision   utilization    Balance
                                -------     ---------   -----------    -------
Employee termination benefits   $2,446       $  487       $1,636       $1,297
Office closing costs ........    1,738         --            529        1,209
Other exit costs ............      309         --             28          281
                                ------       ------       ------       ------
                                $4,493       $  487       $2,193       $2,787
                                ======       ======       ======       ======


(6)  COMMON STOCK

On March 23, 2001, the Company issued 710,000 shares of common stock to employees of the Company for meeting the earn-out provisions in the WSR merger agreement, as amended. The related compensation expense of approximately $0.2 million is included as part of sales and marketing in the statements of operations.

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. In accordance with their original vesting schedule, on January 1 and March 31, 2001, approximately 111,000 and 9,000 shares became vested.

 (7)  STOCK INCENTIVE PLAN

For the three month period ended March 31, 2001, the Company granted approximately 3.5 million stock options under the 1998 Stock Incentive Plan and
2.3 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

(8)  SEGMENT INFORMATION

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites. The revenue related to the email segment of the business is comprised of marketing services to target online users compiled by list management. The technology segment generates revenue by providing third party ad serving, email delivery service bureau, search engine traffic delivery, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three months ended March 31, 2001 and 2000, is as follows:


                                    NETWORK      MAIL   TECHNOLOGY    TOTAL
                                    -------      ----   ----------    -----
                                                 (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001
Revenues ........................   $ 11,387   $  3,883   $ 10,008   $ 25,278
Gross profit ....................        380      1,216      6,740      8,336
Amortization of goodwill,
   intangibles and advances .....      3,182      3,367      5,127     11,676
Impairment of intangible assets .      4,559     20,087     15,460     40,106

THREE MONTHS ENDED MARCH 31, 2000
Revenues ........................   $ 36,483      6,884      2,864     46,231
Gross profit ....................      7,791      2,618      1,737     12,146
Amortization of goodwill,
   intangibles and advances .....      7,830      3,320      5,779     16,929

TOTAL ASSETS:
  March 31, 2001 ................     75,632     18,246     78,233    172,111
  December 31, 2000 .............    102,387     51,114    115,426    268,927

Geographical information is as follows:


                                           US     INTERNATIONAL   TOTAL
                                           --     -------------   -----
                                                 (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001
Revenues .............................   $ 17,486   $  7,792     $ 25,278
Long-lived assets ....................     96,894     20,335      117,229

THREE MONTHS ENDED MARCH 31, 2000
Revenues .............................   $ 38,389      7,842       46,231
Long-lived assets at December 31, 2000    144,481     25,848      170,329


(9)  SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $4,000 for both the three month periods ended March 31, 2001 and 2000.

(10)  SIGNIFICANT CONTRACTS

NBC

In March 1999, the Company signed an exclusive agreement with NBC-Interactive Neighborhood (NBC-IN) that would allow the Company to sell advertising on NBC network television stations and their associated Web sites at the local market level in exchange for services to be provided by the Company. As part of this agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of common stock for $26.05 per share. The first 75,000 warrants vested on March 11, 1999 and will expire on March 11, 2002, The remaining 75,000 shares covered by this warrant were to vest in eighteen increments of approximately 4,167 shares each on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. In the event that NBC terminates the agreement, the portion of the shares that have not vested as of such termination date shall immediately expire. In August 2000, as a result of the termination of the agreement, 75,000 unvested warrants expired. As a result, the Company reversed the original value ascribed to the warrants issued in connection with this partner agreement of $1.8 million which remained unamortized, against additional paid in capital related to the expired warrants. On April 19, 2001, the Company settled with NBC and received $222,000 as reimbursement of costs. This amount will be reflected as an offset to sales and marketing expense in the second quarter of 2001.

SONY

In December 1998, Exactis sold its online publishing business, including rights to the InfoBeat brand, the consumer newsletters and the subscriber lists to Sony Music, a Group of Sony Music Entertainment Inc. Exactis also entered into a service agreement to manage the production and delivery of the InfoBeat newsletters for Sony Music through December 2001. Exactis received $11.8 million under the sales agreement and related service agreement. The agreement also provides for additional minimum payments of $3.0 million over the term of the service agreement. The separate fair values of the sales and service agreements were not objectively determinable. Therefore, the proceeds of the sales and service agreements are being recognized as technology service revenue over the term of the service agreement based on the monthly minimum number of email messages to be provided under the service agreement. At March 31, 2001, approximately $1.7 million in deferred revenue is related to the Sony Music agreements.

COMMON STOCK PURCHASE AGREEMENT

On March 21, 2001, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement, to sell up to $50 million of its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. No amounts were drawn under this facility through March 31, 2001.

In conjunction with this agreement the Company issued to Maya and Pacific Crest Securities, Inc., who acted as the Company's financial advisors, warrants to purchase up to 100,000 shares each of the Company's Stock. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

(11)  SUBSEQUENT EVENTS

On April 9, 2001, the Board of Directors approved a new restructuring plan to further leverage the Company's infrastructure and improve/preserve its cash position. The plan calls for the divestitures of our non-core assets, a reduction of our headcount of approximately 100 employees, closing of one office and downsizing of four other offices as well as the elimination of certain redundancies related to our technology costs.

During May 2001, the Company sold certain technology assets and intellectual property of Sabela and AwardTrack. The Company has retained the remaining assets of these subsidiaries. AwardTrack operations were closed in 2000 and the Company is now in the process of closing down the remaining operations of Sabela. Proceeds associated with these sales amounted to approximately $5.5 million before shut down and disposal costs.

Subsequent to March 31, 2001, the Company has sold all of its remaining investments in marketable securities. The proceeds were $0.8 million. The investments had a cost basis of $0.7 million, resulting in a $0.1 million gain.

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

Our business is organized into three principal lines of business:

      o     24/7 Network

      o     24/7 Mail

      o     24/7 Technology Solutions

THE 24/7 NETWORK

The 24/7 Network is a global online advertising network. The 24/7 Network aggregates the advertising inventory of thousands of Web sites globally that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels or across the entire global network in regional, pan-regional or global buys. For our flagship Web sites on the network, we solicit sponsorships and integrate sales efforts with the Web site's management. The 24/7 Network consists of over 400 high profile Web sites as well as 3,000 small to medium-sized Web sites in North America and Europe to which we delivered an aggregate of approximately 3.3 billion advertisements in March 2001. In North America, we deliver advertising using 24/7 Connect, our next generation Internet ad serving system that is one of the industry's fastest and most reliable ad serving systems. 24/7 Connect enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis.

Through the 24/7 Network, we also offer network-related value-added solutions to advertisers, marketers and Web publishers. For example, our Website Results subsidiary offers Web sites that seek to drive highly-qualified traffic to their site the opportunity to appear prominently in search engine result pages of many of the Internet's leading search engines. We also offer creative design services, sponsorship opportunities and syndication services.

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


RESULTS OF OPERATIONS

REVENUES

NETWORK REVENUES. Network revenues were $11.4 million for the three month period ended March 31, 2001 compared to $36.5 million for the three month period ended March 31, 2000, representing a 69% decrease. Due to a contraction in the overall advertising market especially in the online sector, we have been experiencing declines in revenue since the quarter ended June 30, 2000 and we anticipate that network revenue will continue to remain flat in the second quarter.

EMAIL REVENUES. Email revenues were $3.9 million for the three month period ended March 31, 2001 compared to $6.9 million for the three month period ended March 31, 2000, representing a decrease of 44%. We expect Email revenues will be flat or slightly lower in the second quarter.

TECHNOLOGY REVENUES. Technology revenues were $10.0 million for the three month period ended March 31, 2001 compared to $2.9 million for the three month period ended March 31, 2000, representing an increase of 249%. The acquisition of Exactis in June 2000 and WSR in August 2000 added approximately $6.8 million in revenue for the three month period ended March 31, 2001. Technology revenues will be affected by the closing down of our Sabela subsidiary.

COST OF REVENUE AND GROSS PROFIT

NETWORK COST OF REVENUES AND GROSS PROFIT. The cost of network revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks. Cost of revenues also includes third party ad serving costs, depreciation of our Connect ad serving system and Internet access. We completed the transition of our 24/7 Network in the United States to 24/7 Connect in the third quarter of 2000 and of our 24/7 Network in Canada in the first quarter of 2001. We plan to convert the 24/7 Network in Europe to 24/7 Connect in the second half of 2001.

Gross profit dollars decreased significantly and the gross margin, which is network gross profit as a percent of total network revenues, was 3% for the three month period ended March 31, 2001 compared to 21% for the three month period ended March 31, 2000. The decrease is due to the fixed costs, primarily depreciation, associated with 24/7 Connect as we greatly increased capacity, functionality and reliability in the second and third quarter of 2000. In the first quarter of 2001, we began the process of optimizing capacity to match market conditions. We expect to see benefits in the future.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross margin decreased from 38% for the three month period ended March 31, 2000 to 31% for the three month period ended March 31, 2001. This decrease in margin is due to the mix of revenues in the quarter being weighted more toward lower margin products.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, the cost of equipment and bandwidth. Gross margin increased to 67% for the three month period ended March 31, 2001 compared to 61% for the period ended March 31, 2000. The increase is due to the acquired businesses having a higher margin.

OPERATING EXPENSES

Operating expenses increased for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000 as a result of numerous acquisitions from July 1999 through August 2000 and expenses incurred in connection with the internal growth of our business. Beginning in November 2000, we began a restructuring process to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary terminations of employees, closure or downsizing of certain offices and the sale of certain non-core assets. The restructuring effort has positively impacted our financial results in the first quarter of 2001 as compared to the fourth quarter of 2000 and we anticipate further reductions in operating expenses in the future.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses were consistent with the prior period. Increased headcount largely due from acquisition was offset by lower advertising expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses. General and administrative expenses increased 46% to $15.8 million for the three month period ended March 31, 2001 compared to $10.9 million for the three month period ended March 31, 2000. General and administrative expenses increased primarily as a result of acquisitions and increased bad debt expense.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. The expense increased $4.8 million to $5.9 million for the three month period ended March 31, 2001 compared to $1.0 million for the three month period ended March 31, 2000. The increase is due to acquisitions, primarily Exactis.

AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS AND ADVANCES. Amortization of goodwill, intangible assets and advances was $11.7 million for the three month period ended March 31, 2001 compared to $16.7 million for the three month period ended March 31, 2000. Although additional acquisitions were completed, amortization has decreased due to impairment charges reducing the gross amount of goodwill and other intangible assets. In addition, the three month period ended March 31, 2000 included amortization related to our NBC and AT&T partner agreements which commenced in April 1999 and October 1999, respectively, and were fully amortized by December 31, 2000.

STOCK-BASED COMPENSATION. Stock based compensation of $2.5 million for the three month period ended March 31, 2001 consists of an estimated accrual of $1.1 million for contingent consideration related to the acquisition of Kendro Communications, $0.7 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.5 million in amortization of deferred compensation from acquisitions and a $0.2 million charge for purchase consideration given to certain employees.

Stock based compensation of $2.9 million for the three month period ended March 31, 2000 consists of a $1.9 million charge for shares issued to employees and $1.0 million in amortization of deferred compensation from acquisitions.

WRITE-OFF OF IN PROCESS TECHNOLOGY AND OTHER MERGER RELATED COSTS. Write-off of in process technology and other merger related costs of $4.7 million for the three month period ended March 31, 2000 is acquired in-process technology from the acquisition of IMAKE that was immediately charged to operations.

RESTRUCTURING AND EXIT COSTS. The restructuring charge of $0.5 million for the period ended March 31, 2001 related to the reduction of employee headcount. This restructuring involved the involuntary termination of approximately 100 employees.

IMPAIRMENT OF INTANGIBLE ASSETS. Management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. During the fourth quarter of 2000 and the first quarter of 2001, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 which has continued in 2001. This decline has significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees and/or significant customers. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at the end of each reporting period.

Where impairment was indicated, we determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, we used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

As a result of the review at March 31, 2001, management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis, Europe and WSR were less than their recorded carrying values. We recognized $40.1 million in impairment charges to adjust the carrying values of these entities in the first quarter of 2001. Of this amount, $20.1 million related to Mail, $11.0 million to WSR, $4.5 million to Exactis and $4.5 million to Europe (including $0.4 million related to Kendro). The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

INTEREST INCOME, NET. Interest income, net was $0.3 million for the three month period ended March 31, 2001 compared to $0.5 million for the three month period ended March 31, 2000. The decrease is attributable to lower cash balances.

GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our investment in marketable securities. In the three months ended March 31, 2001, the Company sold approximately 1.1 million shares of chinadotcom stock at prices ranging from $2.38 to $7.69 per share. The shares had a cost basis of $1.5 million, which resulted in a gain of approximately $4.5 million. The Company also sold a portion of its investments in Network Commerce and i3Mobile, which resulted in a loss of approximately $0.5 million. The gain for the three month period ended March 31, 2000 relates to the sale of a portion of our chinadotcom stock.

IMPAIRMENT OF INVESTMENTS. As of March 31, 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments. Management made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia. Management also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment charge of $2.3 million and $0.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, we had cash and cash equivalents of $13.7 million including restricted cash of $0.8 million versus $27.9 million at March 31, 2000. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. The value of our investments totaled $2.4 million at March 31, 2001 and $11.3 million at December 31, 2000. These investments generally relate to equity and cash transfers from us for minority equity ownership positions. Such investments included, but are not limited to, chinadotcom, Network Commerce, i3Mobile, Naviant, Inc. and idealab!. We used approximately $4.1 million in cash to fund these investments in the first quarter of 2000 and more in the first quarter of 2001. In addition, we acquired majority and full ownership positions in IMAKE, Sabela and AwardTrack in the first quarter of 2000 through the transfer of common stock and cash. Cash paid for our 2000 acquisitions approximated $1.5 million.

      We generated a portion of our liquidity through our monetization of our investment in marketable securities which generated approximately $6.1 million and $12.1 million in the three month periods ended March 31, 2001 and 2000, respectively. We used approximately $22.6 million and $17.8 million of cash in operating activities during the three month periods ended March 31, 2001 and 2000, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also by significant changes in accounts receivable, accounts payable and deferred revenue.

      Net cash provided by investing activities was approximately $6.3 million in 2001 versus net cash used by us in 2000 of approximately $0.9 million. The majority of the cash provided by investing activities related to proceeds received from our sale of a portion of our investment in marketable securities which amounted to $6.1 million in 2001 and $12.1 million in 2000. In 2000, we continued investment in technology and efforts to develop our infrastructure through capital expenditures, including capitalized software. Cash used for such expenditures totaled approximately $7.5 million for 2000. To the extent we continue to acquire additional ad serving hardware, invest in enhancing or expending our current product lines, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could continue to be significant. In addition, since March 31, 2001, we have sold substantially all of our investment in marketable securities which yielded proceeds of $0.8 million. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

      As of March 31, 2001, we have approximately $2.8 million remaining of cash outlays relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. We paid the majority of this amount in the second quarter and are scheduled to pay all remaining amounts by the end of the third quarter of 2001.


       Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. We have received a report from our independent accountants on our December 31, 2000 consolidated financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception raises substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on achieving revenue targets, further rationalizations, our ability to monetize our non-core assets which includes selling certain divisions, and or raising additional financing, as well as, reducing our operating expenses. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling core assets which could result in significant changes in our business plan. To the extent we encounter additional opportunities, we may need to sell a portion of our current investments in affiliates, or we may sell additional equity or debt securities which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due both to our current stock price and the significant amount of financing we would be required to raise. These securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations. See "Risk Factors - We may need to raise additional funds, including the issuance of debt."

On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings . The agreement gives us the ability to sell up to $50 million of our common stock to Maya pursuant to periodic draw downs. The draw downs are subject to our ability to continue trading on the NASDAQ and our trading volumes and prices. As a result, our ability to utilize this equity credit line is limited and there can be no assurances that it will provide the resources necessary to fund our needs. As of March 31, 2001, we have not drawn down on this facility. We are continuing to evaluate other fund raising vehicles.

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the12 months commencing January 1, 2001. We have limited operating capital and no current access to any meaningful funds from our credit facilities. Ours continued operations therefore will depend on its ability to raise additional funds through sale of certain divisions, bank borrowings or equity or debt financing. We cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us on commercially reasonable terms, or at all.


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

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing April 1, 2001 and there can be no assurance that new funds can be secured by March 31, 2002. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to monetize our non-core assets, raise additional financing to meet our cash and operational needs or reduce our operating expenses to address this going concern issue.

Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses and our need to fund future capital expenditures.

We have received a report from our independent accountants on our December 31, 2000 consolidated financial statements containing an explanatory "going concern" paragraph stating that our recurring losses from operations since inception raises substantial doubt about our ability to continue our business as a going concern. Management's plans to continue as a going concern rely heavily on achieving revenue targets, further cost rationalizations, our ability to monetize our non-core assets which includes selling certain divisions and or raising additional financing, as well as, reducing operating expenses. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling core assets, which could result in significant changes in our business plan.

To the extent we encounter additional opportunities to raise cash, to do so we may need to sell a portion of our current investments in affiliates, or we may sell additional equity or debt securities which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted. Nasdaq listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for our share price of $1.00. Our share price has traded at levels below $1.00 for more than 50 consecutive days and it may not return to a minimum bid price of $1.00 or higher.

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

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

At times in the past and in certain segments, our revenues have grown significantly. Our limited operating history makes prediction of future revenue growth difficult. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses attributable to common stockholders of $78.7 million and $23.8 million for the three months ended March 31, 2001 and 2000, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

      o     the addition of new or loss of existing clients;

      o changes in fees paid by advertisers, direct marketers or other clients;

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In the past six months we reduced our workforce by approximately 400 employees. We anticipate additional reductions in workforce in the near future. We have also left positions unfilled when certain employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

OUR CLOSING OF SEVERAL OFFICES AND CONSOLIDATION OF FUNCTIONS MAY IMPAIR OPERATIONS

As a result of our efforts to reduce expenses and sell non-core assets, several critical functions have been moved from one of our offices to another, often with new personnel discharging the function. Key functions that have been moved included the finance department of our 24/7 Mail business and our Website Results business. If the transition of these operations encounters unexpected diffuculties, they could adversely affect the financial results of the Company.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

The 24/7 Network generates a substantial portion of our revenues, and we expect that the 24/7 Network will continue to account for a substantial portion of our revenue for the foreseeable future. The 24/7 Network consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended March 31, 2001 and 2000, approximately 14% and 33%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended March 31, 2001, the top ten Web sites included MSN
- Europe, AT&T WorldNet Service, Community Connect Inc., Epeip, Inc. (180 Solutions), Womensforum.com, Inc., Spedia.com, Inc., 2GK Inc. (Quotetracker), Hasbro, Inc. (Games.com) and DesktopDollars, Inc We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above will remain associated with us or that such Web sites will not experience a reduction in online traffic on their sites. We cannot assure you that we will be able to replace any departed Web site in a timely and effective manner with a Web site with comparable traffic patterns and user demographics. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended March 31, 2001, our top ten customers accounted for approximately 24% of our total revenues. Customers typically purchase advertising or services under agreements on a short term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

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

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS
DISRUPTION.

24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We launched 24/7 Connect in early 2000, and we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Our 24/7 Connect technology resides on a computer system located in our data centers in Virginia, and our 24/7 Exactis technology resides in our Denver, Colorado office. These systems' continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and make goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected. Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

As of May 11, 2001, we had 47,020,972 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Since March 31, 2001 we have disposed of all our investments in marketable securities, thereby eliminating our market risk.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

none

(b)   Reports on Form 8-K.

We filed a Current Report on Form 8-K dated March 23, 2001. The report contained information about the Common Stock Purchase Agreement entered into with Maya Cove Holdings, Inc.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date:  May 15, 2001

                                       By: /s/ David J. Moore
                                          -------------------
                                          David J. Moore
                                          President and Chief Executive Officer

                                       By: /s/ Stuart D. Shaw
                                          -------------------
                                          Stuart D. Shaw
                                          Acting Chief Financial Officer