Form 10-Q
period 2001-06-30
24/7 MEDIA INC
filed 2001-08-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                  or

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

          CLASS                                  OUTSTANDING AT August 10, 2001
Common Stock, par value $.01 per share                 44,545,006 Shares

                                24/7 MEDIA, INC.
                                  June 30, 2001
                                    FORM 10-Q
                                      INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
December 31, 2000 ..........................................................   2

Consolidated Statements of Operations for the three and six month
periods ended June 30, 2001 and 2000 (unaudited) ...........................   3

Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2001 and 2000 (unaudited) .........................................   4

Notes to Unaudited Interim Consolidated Financial Statements ...............   5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................  18

Item 3. Quantitative and Qualitative Disclosure about Market Risk ..........  35

Part II. Other Information

Item 1. Legal Proceedings ..................................................  37

Item 2. Changes in Securities and Use of Proceeds ..........................  37

Item 3. Defaults Upon Senior Securities ....................................  37

Item 4. Submission of Matters to a Vote of Security Holders ................  37

Item 5. Other Information ..................................................  37

Item 6. Exhibits and Reports on Form 8-K ...................................  37

Item 7. Signatures .........................................................  37

                           24/7 MEDIA, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                                       June 30,     December 31,
                                                                         2001           2000
                                                                     -----------    ------------
            ASSETS                                                   (unaudited)
Current assets:
   Cash and cash equivalents (including restricted cash of $578
     in 2001 and $800 in 2000) ...................................   $    14,357    $    25,856
   Accounts receivable, less allowances of $4,785
     and $7,242, respectively ....................................        12,497         34,737
   Prepaid expenses and other current assets .....................         3,473          3,295
                                                                     -----------    -----------

       Total current assets ......................................        30,327         63,888

Property and equipment, net ......................................        25,858         44,189
Intangible assets, net ...........................................        34,546        103,777
Investments ......................................................         1,500         11,267
Net long-term assets of discontinued operation ...................         6,746         22,787
Other assets .....................................................         3,279          4,363
                                                                     -----------    -----------
       Total assets ..............................................   $   102,256    $   250,271
                                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................   $     5,764    $    12,792
   Accrued liabilities ...........................................        11,753         22,508
    Net current liabilities of discontinued operation ............         6,746          3,260
   Current installments of obligations under capital leases ......            40             99
   Deferred revenue ..............................................             5          3,356
                                                                     -----------    -----------
       Total current liabilities .................................        24,308         42,015
                                                                     -----------    -----------

Deferred gain on sale of non-core assets .........................         3,250             --
Obligations under capital leases, excluding current installments .           134            153
Minority interest ................................................           105            105

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      and no shares issued or outstanding ........................            --             --
    Common stock, $.01 par value; 70,000,000 shares authorized;
      44,530,762 and 42,475,807 shares issued and outstanding,
      respectively ...............................................           445            425
    Additional paid-in capital ...................................     1,068,658      1,069,445
    Deferred stock compensation ..................................        (2,076)        (5,578)
    Accumulated other comprehensive income (loss) ................          (341)         3,425
    Accumulated deficit ..........................................      (992,227)      (859,719)
                                                                     -----------    -----------
        Total stockholders' equity ...............................        74,459        207,998
                                                                     -----------    -----------

       Total liabilities and stockholders' equity ................   $   102,256    $   250,271
                                                                     ===========    ===========

 See accompanying notes to unaudited interim consolidated financial statements.

                           24/7 MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, expect share and per share data)

                                                                    Three months ended June 30,      Six months ended June 30,
                                                                    ----------------------------    ----------------------------
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------
                                                                            (unaudited)                     (unaudited)
Revenues:
  Network .......................................................   $      5,525    $     29,176    $     12,062    $     58,775
  Email .........................................................          1,593           8,535           4,871          15,419
  Technology ....................................................          6,305           2,870          15,816           5,734
                                                                    ------------    ------------    ------------    ------------
     Total revenues .............................................         13,423          40,581          32,749          79,928
                                                                    ------------    ------------    ------------    ------------
Cost of revenues:
  Network .......................................................          5,807          22,567          12,656          45,870
  Email .........................................................          1,197           5,712           3,466           9,978
  Technology (exclusive of $157 and $0, $315 and $0, respectively
   reported below as stock-based compensation) ..................          2,006           1,253           4,788           2,380
                                                                    ------------    ------------    ------------    ------------
     Total cost of revenues .....................................          9,010          29,532          20,910          58,228
                                                                    ------------    ------------    ------------    ------------
     Gross profit ...............................................          4,413          11,049          11,839          21,700
                                                                    ------------    ------------    ------------    ------------
Operating expenses:
  Sales and marketing (exclusive of $95, $9, $461 and $298,
    respectively reported below as stock-based compensation) ....          4,882           9,785          13,473          19,334
  General and administrative (exclusive of $264, $427, $1,009 and
    $1,827 respectively, reported below as stock-based
    compensation) ...............................................         10,991          10,581          23,781          18,898
  Product development (exclusive of $143, $883, $283 and $1,766,
    respectively reported below as stock-based compensation) ....          4,121           2,129           9,958           3,168
  Amortization of goodwill, intangible assets and advances ......          5,462          15,849          14,452          29,884
  Stock-based compensation ......................................            659           1,319           2,068           3,891
  Write-off of acquired in process technology and other merger
    related costs ...............................................             --             232              --           4,994
  Restructuring and exit costs ..................................            142              --             489              --
  Gain on sale of non-core assets, net ..........................           (881)             --            (881)             --
  Impairment of intangible assets ...............................         17,570              --          53,117              --
                                                                    ------------    ------------    ------------    ------------
     Total operating expenses ...................................         42,946          39,895         116,457          80,169
                                                                    ------------    ------------    ------------    ------------

     Operating loss .............................................        (38,533)        (28,846)       (104,618)        (58,469)

Interest income, net ............................................            272             259             618             733
Gain on sale of investments, net ................................            105          11,421           4,103          23,103
Impairment of investments .......................................             --              --          (3,089)             --
                                                                    ------------    ------------    ------------    ------------

     Loss from continuing operations ............................        (38,156)        (17,166)       (102,986)        (34,633)
     Loss from discontinued operation ...........................        (15,666)         (4,999)        (29,522)        (11,379)
                                                                    ------------    ------------    ------------    ------------
     Net loss ...................................................   $    (53,822)   $    (22,165)   $   (132,508)   $    (46,012)
                                                                    ============    ============    ============    ============

Net loss per common share - basic and diluted
Loss from continuing operations .................................   $      (0.87)   $      (0.63)   $      (2.38)   $      (1.32)
Loss from discontinued operation ................................          (0.36)          (0.19)          (0.68)          (0.43)
                                                                    ------------    ------------    ------------    ------------
Net loss ........................................................   $      (1.23)   $      (0.82)   $      (3.06)   $      (1.75)
                                                                    ============    ============    ============    ============

Weighted average common shares outstanding ......................     43,849,359      26,980,950      43,351,833      26,270,720
                                                                    ============    ============    ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

                           24/7 MEDIA, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
Cash flows from operating activities:                                         (unaudited)
Net loss .........................................................   $   (132,508)   $    (46,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operation .................................         29,522          11,379
Depreciation and amortization of fixed assets ....................          8,117           2,761
Write-off of acquired in-process technology ......................             --           4,700
Provision for doubtful accounts and sales reserves, net of
  write-offs......................................................         (2,457)          1,429
Amortization of goodwill and other intangible assets .............         14,452          28,724
Amortization of partner agreements ...............................             --           1,160
Non-cash compensation ............................................          2,068           3,891
Gain on sale of investments ......................................         (4,103)        (23,103)
Gain on sale of non-core assets, net .............................           (881)             --
Warrants issued for services .....................................            100              --
Impairment of investments ........................................          3,089              --
Impairment of intangible and other assets ........................         53,117              --
Non-cash restructuring and exit costs ............................             65              --
Changes in operating assets and liabilities, net of
  effect of acquisitions and dispositions:
    Accounts receivable ..........................................         21,585         (12,558)
    Prepaid assets and other current assets ......................            106           1,359
    Other assets .................................................          1,298          (2,317)
    Accounts payable and accrued liabilities .....................        (16,314)            893
    Deferred revenue .............................................         (1,795)         (1,918)
                                                                     ------------    ------------

         Net cash used in operating activities ...................        (24,539)        (29,612)
                                                                     ------------    ------------

Cash flows from investing activities:
Proceeds from the sale of non-core assets,
  net of $1.0 million including expenses .........................         16,807              --
Proceeds from the sale of investments ............................          6,976          24,089
Capital expenditures .............................................         (1,211)        (15,520)
Cash paid for acquistions, net of cash acquired ..................             --          22,121
Cash paid for investments ........................................             --          (6,120)
                                                                     ------------    ------------

         Net cash provided by investing activities ...............         22,572          24,570
                                                                     ------------    ------------

Cash flows from financing activities:

Proceeds from exercise of stock options and conversion of warrants             12           4,879
Payment of capital lease obligations .............................            (78)            (46)
                                                                     ------------    ------------

         Net cash (used in) provided by financing activities .....            (66)          4,833
                                                                     ------------    ------------

         Net change in cash and cash equivalents .................         (2,033)           (209)
         Cash used by discontinued operations ....................         (9,505)         (5,361)
         Net effect of foreign currency adjustments ..............             39            (157)
Cash and cash equivalents at beginning of period .................         25,856          41,170
                                                                     ------------    ------------

Cash and cash equivalents at end of period .......................   $     14,357    $     35,443
                                                                     ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS

24/7 Media together with its subsidiaries is a provider of online marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. The Company operates in three principal lines of business: 24/7 Network, 24/7 Mail and 24/7 Technology Solutions.

The 24/7 Network operates in North America, providing ad sales solutions for Web-based advertising including banner ads, sponsorships, loyalty reward programs and promotions. 24/7 Mail operates in North America where the Company serves as a list manager for permission-based email lists. 24/7 Technology Solutions provides online ad serving, targeted search traffic delivery, broadband solutions and professional services.

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

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by 24/7 Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of the Company's operations and cash flows for the interim periods ended June 30, 2001 and 2000. The financial data and other information disclosed in these notes to the consolidated results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts. At June 30, 2001, cash and cash equivalents includes $0.6 million in restricted cash, related to leases, that becomes available within the next year.

INTANGIBLE ASSETS

Goodwill and intangible assets relate to the Company's acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Intangible assets are estimated by management to be primarily associated with the acquired workforce, contracts, technological know how and goodwill. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded intangible assets are amortized on the straight-line basis over the estimated period of benefit, which is two to four years (see notes 2 and 5).

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

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary (see notes 6).

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

TECHNOLOGY

The Company's technology revenues are derived from ad serving, software consulting, service, development and maintenance contracts. Revenues under fixed price contracts are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients and is recognized upon delivery.

At June 30, 2001 and December 31, 2000, accounts receivable included approximately $1.7 million and $4.0 million, respectively, of earned but unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The decrease in unbilled receivables from December 31, 2000 to June 30, 2001 resulted from the decrease in revenues generated in the first half of 2001. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of June 30, 2001 have been subsequently billed.

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

In 2001, the Company wrote off $53.1 million in goodwill and intangible assets (see note 5). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 8).

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the six month period ended June 30, 2001 and 2000 was $(136.3) million and $(171.1) million, respectively. Comprehensive loss resulted primarily from net losses of $(132.5) million and $(46.0) million, respectively, as well as a change in unrealized gains (losses), net of tax, of marketable securities of $(3.8) million and $(124.9) million, respectively, and foreign currency translation adjustments of $0 and $(0.2) million, respectively. The net change in unrealized losses of $(3.8) million for the six month period ended June 30, 2001 is comprised of net unrealized holding losses arising during the period of $5.4 million, a reclassification adjustment of $4.1 million for net gains related to the sale of all of the Company's available-for-sale securities and a reclassification adjustment of $2.5 million for other-than temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and six months ended June 30, 2001 and 2000 does not include the effects of options to purchase 8.9 million and 7.3 million shares of common stock, respectively;
2.8 million and 3.0 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

(2) BUSINESS COMBINATIONS

ACQUISITION OF 24/7 EUROPE

On January 1, 2000, the Company acquired the remaining interest in 24/7 Media Europe through the issuance of common stock. The Company issued 428,745 shares of 24/7 Media common stock, valued at approximately $24.1 million, resulting in additional goodwill and other intangible assets of $24.1 million. The goodwill and other intangible assets were being amortized over the expected period of benefit of three years (see note 3).

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

ACQUISITION OF SABELA

On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $65.0 million consists of approximately 1.2 million shares of 24/7 Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $1.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $64.7 million has been allocated $7.1 million to technology, $1.1 million to workforce and $56.5 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill and technology; and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes (see note 4).

ACQUISITION OF AWARDTRACK

On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.3 million consists of approximately 1.1 million shares of 24/7 Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $0.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.4 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $60.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes (see note 4).

ACQUISITION OF EXACTIS

On June 28, 2000, the Company acquired all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Exactis.com stockholders received shares of 24/7 Media common stock based on an exchange ratio of 0.6 shares of 24/7 Media common stock for each share of Exactis.com common stock. The purchase price of approximately $475.6 million consists of approximately 8.2 million shares of 24/7 Media common stock valued at approximately $383.0 million, fair value of options assumed of $82.9 million, fair value of warrants assumed of $2.3 million, deferred compensation of $2.9 million and acquisition costs of $4.5 million. The purchase price in excess of the value of identified assets and liabilities assumed of $428.8 million has been allocated $60.8 million to technology, $1.0 million to tradename, $3.2 million to workforce, $2.1 million to customer base and $361.7 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology, customer base and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of June 30, 2000 for accounting purposes (see note 4).

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

On March 15, 2001, the Company signed an amendment to the WSR purchase agreement dated August 24, 2000. The amendment changed the earn out criteria as it related to the contingent consideration to be based on revenue rather than EBIT, as defined in the original agreement. Based on the new criteria 710,000 shares related to the period ended December 31, 2000 were issued on March 23, 2001 valued at approximately $0.2 million. In addition, employee loans amounting to $0.3 million were forgiven. These amounts were recorded as compensation expense in the first quarter of 2001, of which $0.2 million is included in stock based compensation and $0.3 million is included in sales and marketing expense in the 2001 consolidated statement of operations. An additional cash earn out of up to $1.5 million in cash was put into place for two employees who were the former principal stockholders of WSR. Payments under the cash earn out are based on the availability of monthly cash flows of WSR, as defined in the agreement. These amounts will be recognized as compensation expense when, and if, earned. As of June 30, 2001, no amounts have been earned under this agreement.

ACQUISITION OF KENDRO COMMUNICATIONS

On April 1, 2000, our subsidiary 24/7 Media Europe NV acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of the Company's common stock valued at approximately $487,000, excluding contingent consideration of up to $6.7 million to be paid in the Company's common stock, excluding contingent consideration subject to performance standards and other contractual requirements. The performance standards are based on revenues of the acquired business for the fiscal years ended March 31, 2001 and 2002, and the price of the Company's common stock at March 31, 2001 and 2002, respectively, and will be payable by 24/7 Europe within fourteen days after the delivery of audited revenue statements provided that the sellers are employees of the Company. As of March 31, 2001, the Company accrued an estimate of $1.1 million for the settlement of this contingency. In May 2001, the European Board of Directors approved a plan to close down the Swiss operations as well as certain other offices in an effort to restructure the European operations. As a part of that restructuring, the Company entered into an agreement terminating the original Kendro purchase agreement. As full settlement for termination the Company made a cash payment of $1.1 million and issued 1.0 million shares valued at $490,000 to the former shareholders. The Company has reflected the share issuance as stock based compensation which along with the remaining charges are included in the loss from discontinued operations line item in the 2001 consolidated statement of operations (see note 3).

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

                                    NET TANGIBLE
                     ACQUISITION       ASSETS       IN-PROCESS      DEFERRED     INTANGIBLES/ USEFUL LIFE
 ACQUIRED ENTITY       COSTS        (LIABILITIES)   TECHNOLOGY    COMPENSATION     GOODWILL    (IN YEARS)
---------------------------------------------------------------------------------------------------------
IMAKE ...........   $     46,750   $       (793)   $      4,700   $      5,785   $     37,038    2-4
24/7 Media Europe         24,117             --              --             --         24,117     3
Sabeia ..........         63,026            317              --             --         64,709    2-4
AwardTrack ......         69,293            (82)             --             --         69,375    2-4
Exactis .........        475,636         43,939              --          2,870        428,827    2-4
WSR .............         66,675          3,720              --          1,072         61,883     4
Kendro ..........            527             17              --             --            510     4
iPromotions .....          3,489           (127)             97             --          3,519    2-4
                    --------------------------------------------------------------------------
                    $    751,513    $     46,991   $      4,797   $      9,727   $    689,998
                    ==========================================================================

The following unaudited pro forma consolidated amounts give effect to all of the Company's acquisitions (listed above) accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three and six month periods ended June 30, 2000.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30, 2000                 JUNE 30, 2000
                                       ------------------             ----------------
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Total revenues ........................   $     49,328                  $     96,662
Loss from continuing operations........        (58,506)                     (108,883)
Loss from discontinued operation ......         (4,999)                      (11,379)
Net loss ..............................   $    (63,405)                     (120,262)
Net loss per share -  basic and diluted   $      (1.45)                 $      (2.75)
Weighted average shares used
  in net loss per share calculation (1)     43,764,418                    43,694,399

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the period ended June 30, 2000 includes the 1,129,344, 916,000, 8,156,843, 4,970,000 and 3,217,335 shares issued for AwardTrack, IMAKE,
Exactis, WSR and Kendro, respectively, as if the shares were issued on January 1, 2000.

(3) DISCONTINUED OPERATION

On August 6, 2001, the Company determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's Board of directors. Management of 24/7 Europe has advised us that 24/7 Europe NV is insolvent and would shut down all operations in the third quarter of 2001. The consolidated financial statements of the Company have been restated to reflect the disposition of the international segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of Europe have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation,"

"Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

For the six months ended June 30, 2001, the Company has reduced the carrying value of the net assets of the European operations to zero.

Summarized financial information for the discontinued operation is as follows (in thousands):

STATEMENTS OF OPERATIONS DATA

                                           Three months ended June 30,         Six months ended June 30,
                                             2001              2000              2001             2000
                                        --------------    --------------    --------------    --------------
Revenues ............................   $        4,195    $       11,200    $       10,555    $       18,082
Net loss ............................          (15,666)           (4,999)          (29,522)          (11,379)
Gain or loss on disposal.............               --                --                --                --

BALANCE SHEET DATA                      June 30, 2001    December 31, 2000

Current assets ......................   $        6,085    $       18,656
Total assets ........................           12,831            41,443
Current liabilities .................          (12,831)          (21,916)
Long-term liabilities ...............               --                --
                                        --------------    --------------
Net assets of discontinued operation                --            19,527
                                        ==============    ==============

(4)  DISPOSAL OF NON-CORE ASSETS

On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian. The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. The $1.5 million in escrow and $1.75 million prepayment have been reflected as deferred gain on sale of non-core assets on the consolidated balance sheet. The Company has recorded prepaid expenses of $1.0 million for the current portion of the prepaid future services and other assets of $2.25 million for the $1.5 million escrow amount and $0.75 million long term portion of the prepaid future services. The sale resulted in a loss of $5.3 million, not including the aforementioned deferred gains of $3.25 million.

Also during May 2001, the Company sold certain technology assets and intellectual property of Sabela and AwardTrack. The Company has retained the remaining assets of these subsidiaries. AwardTrack operations were closed in 2000 and the Company completed the shut down of the remaining operations of Sabela on June 30, 2001. Proceeds associated with these sales amounted to approximately $5.8 million before shut down and disposal costs. These sales resulted in approximately a $6.2 million gain.

(5) INTANGIBLE ASSETS, NET

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

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). During the fourth quarter of 2000 and throughout 2001, the Company reevaluated the carrying value of its businesses. The Company's revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 which has continued in 2001. This decline has significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees and/or significant customers. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at the end of each reporting period.

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

As a result of its review at March 31 and June 30, 2001, the Company's management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis and WSR were less than their recorded carrying values. The Company recognized $35.5 million in impairment charges to adjust the carrying values of these entities in the first quarter of 2001 and an additional $17.6 million in the second quarter of 2001. Of this amount, $25.3 million related to Mail, $17.3 million to WSR, $6.0 million to IMAKE and $4.5 million to Exactis. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future. During the second quarter of 2001, management resolved to cease funding of its European operations. As a result, the Company recorded an impairment charge of $7.7 million related to Europe which has been reflected in its loss from discontinued operation in the 2001 consolidated statement of operations.

After giving effect to the aforementioned impairment charges of $53.1 million, the sale of Exactis to Experian and the discontinued operations of Europe, the remaining amount of goodwill and other intangibles, net, as of June 30, 2001 was $34.5 million: $13.8 million related to WSR, $13.6 million related to IMAKE, $5.0 million related to Mail, and $2.1 million related to ClickThrough.

                                                    June 30,      December 31,
                                                      2001            2000
                                                  ------------    ------------
                                                         (in thousands)
Goodwill .......................................  $     24,386    $     89,793
Technology .....................................        13,136          50,471
Other intangible assets ........................         1,064           6,365
                                                  ------------    ------------
                                                        38,586         146,629
Less accumulated amortization ..................        (4,040)        (42,852)
                                                  ------------    ------------
                                                  $     34,546    $    103,777
                                                  ============    ============

(6) INVESTMENTS

The fair value of the available-for-sale marketable securities is based on the quoted market values reported on NASDAQ. As of June 30, 2001, the Company has sold all of its marketable securities. The Company has a cost based investment of $1.5 million.

During 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million.

During the first quarter of 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments. The Company's management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia. The Company's management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively. These impairment charges are included in "Impairment of investments" within other income (expense) in the Company's 2001 consolidated statement of operations.

(7) COMMON STOCK

On May 19, 2001, the Company issued 1.0 million shares of common stock on behalf of 24/7 Europe NV as settlement for terminating the Kendro acquisition agreement. A non-cash charge of approximately $490,000 is reflected in loss from discontinued operation in the 2001 consolidated statements of operations.

On March 23, 2001, the Company issued 710,000 shares of common stock to employees of the Company for meeting the earn-out provisions in the WSR merger agreement, as amended. The related compensation expense of approximately $0.2 million is reflected as stock based compensation expense in the consolidated statements of operations.

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. On January 1, March 31 and June 30, 2001, approximately 113,000, 17,000 and 10,000 shares became vested.

(8) STOCK INCENTIVE PLAN

For the six month period ended June 30, 2001, the Company granted approximately
3.8 million stock options under the 1998 Stock Incentive Plan and 2.3 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

(9) RESTRUCTURING CHARGES

During the first and second quarter of 2001, a restructuring charge of approximately $0.3 million and $0.8 million, respectively, was recorded, by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 200 employees, divest non-core assets, close one office and downsizing at four other offices, as well as the elimination of certain redundancies related to our technology costs. The Company paid the majority of these costs by the end of the second quarter of 2001.

As a result of the sale of Exactis, the unutilized portion of their provision has been reversed during the second quarter. The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the consolidated balance sheet (in thousands):

                                                   CURRENT YEAR
                                  BEGINNING         PROVISION/       CURRENT YEAR      FINDING
                                   BALANCE           REVERSAL        UTILIZATION       BALANCE
                                ------------       ------------      ------------   ------------
Employee termination benefits   $      2,446       $      1,104      $      2,212   $      1,338
Office closing costs ........          1,738               (615)              842            281
Other exit costs ............            309                 --                29            280
                                ------------       ------------      ------------   ------------
                                $      4,493       $        489      $      3,083   $      1,899
                                ============       ============      ============   ============

(10) SEGMENT INFORMATION

The Company's business is comprised of network sales, email services and technology sales. The network sales segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites. The revenue related to the email segment of the business is comprised of marketing services to target online users compiled by list management. The technology segment generates revenue by providing third party ad serving, email delivery service bureau, search engine traffic delivery, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three and six months ended June 30, 2001 and 2000, is as follows:

                                         THREE MONTHS ENDED JUNE 30, 2001                   THREE MONTHS ENDED JUNE 30, 2000
                                   NETWORK       MAIL      TECHNOLOGY    TOTAL       NETWORK        MAIL     TECHNOLOGY    TOTAL
                                 ----------   ----------   ----------  ----------  ----------   ----------   ----------  ----------
                                                   (IN THOUSANDS)                                   (IN THOUSANDS)
Revenues ......................  $    5,525   $    1,593   $    6,305  $   13,423  $   29,176   $    8,535   $    2,870  $   40,581
Gross profit (loss) ...........       (282)         396        4,299       4,413       6,609        2,823        1,617      11,049
Amortization of goodwill,
 intangibles, and advances ....        495        1,129        3,838       5,462       6,066        3,908        5,875      15,849

                                                 SIX MONTHS ENDED JUNE 30, 2001              SIX MONTHS ENDED JUNE 30, 2000
                                    NETWORK        MAIL      TECHNOLOGY     TOTAL     NETWORK       MAIL      TECHNOLOGY    TOTAL
                                  ----------    ----------  ----------   ----------   ---------  ----------   ----------  ----------
                                                      (IN THOUSANDS)                                (IN THOUSANDS)
Revenues ......................   $   12,062    $    4,871  $   15,816   $   32,749   $  58,775  $   15,419   $    5,734  $   79,928
Gross profit (loss) ...........         (594)        1,405      11,028       11,839      12,905       5,441        3,354      21,700
Amortization of goodwill,
 intangibles, and  advances ...          991         4,496       8,965       14,452      11,026       7,228       11,630      29,884

TOTAL ASSETS:
 June 30, 2001 ................       55,579         5,000      34,931       95,510
 December 31, 2000 ............       60,944        51,114     115,426      227,484

Not included in the segment assets at June 30, 2001 and December 31, 2000 are $6,746 and $22,787, respectivley, of net long-term assets of discontinued operation.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $4,000 and $12,000 for both the six month periods ended June 30, 2001 and 2000, respectively.

(12) SIGNIFICANT CONTRACTS

NBC

In March 1999, the Company signed an exclusive agreement with NBC-Interactive Neighborhood (NBC-IN) that would allow the Company to sell advertising on NBC network television stations and their associated Web sites at the local market level in exchange for services to be provided by the Company. As part of this agreement, the Company issued to NBC warrants to purchase up to 150,000 shares of common stock for $26.05 per share. The first 75,000 warrants vested on March 11, 1999 and will expire on March 11, 2002, The remaining 75,000 shares covered by this warrant were to vest in eighteen increments of approximately 4,167 shares each on the first day of every month beginning with October 1, 2000 and ending on March 1, 2002 at $26.05 per share. In the event that NBC terminates the agreement, the portion of the shares that have not vested as of such termination date shall immediately expire. In August 2000, as a result of the termination of the agreement, 75,000 unvested warrants expired. As a result, the Company reversed the original value ascribed to the warrants issued in connection with this partner agreement of $1.8 million which remained unamortized, against additional paid in capital related to the expired warrants. On April 19, 2001, the Company settled with NBC and received $222,000 as reimbursement of costs. This amount has been be reflected as an offset to sales and marketing expense in the second quarter of 2001.

COMMON STOCK PURCHASE AGREEMENT

On March 21, 2001, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement, to sell up to $50 million of its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. No amounts were drawn under this facility through June 30, 2001.

In conjunction with this agreement the Company issued to Maya and Pacific Crest Securities, Inc., who acted as the Company's financial advisors, warrants to purchase up to 100,000 shares each of the Company's Stock. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations.. The Black-Scholes pricing used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

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

GENERAL

We provide advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of media and technology products and services that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, data analysis, search engine result optimization, and broadband/convergence solutions, all delivered from our industry-leading data and technology platforms. Our technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants.

Our business is organized into three principal lines of business:

      o     24/7 Network

      o     24/7 Mail

      o     24/7 Technology Solutions

THE 24/7 NETWORK

The 24/7 Network is an online advertising network. The 24/7 Network aggregates the advertising inventory of thousands of Web sites globally that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels. For our flagship Web sites on the network, we solicit sponsorships and integrate sales efforts with the Web site's management. The 24/7 Network consists of over 300 high profile Web sites as well as 2,100 small to medium-sized Web sites in North America to which we delivered an aggregate of approximately 3.0 billion advertisements in June 2001. We deliver advertising using 24/7 Connect, our next generation Internet ad serving system that is one of the industry's fastest and most reliable ad serving systems. 24/7 Connect enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis.

24/7 MAIL

24/7 Mail provides email direct marketing services. Our permission-based email marketing database of more than 30 million email addresses enables direct marketers to target promotional campaigns to consumers who elect to receive commercial messages. The users can opt out of the database and stop receiving these messages, at any time. Currently, 24/7 Mail has U.S. operations that serve as list manager for permission-based email lists that collectively contained more than 30 million email addresses as of June 2001, and Canadian operations that currently serve as list manager for permission-based email lists that collectively contained more than three million email addresses as of June 2001.

24/7 TECHNOLOGY SOLUTIONS

24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers, and e-commerce merchants. Products within 24/7 Technology Solutions include:

      o e.mergeTM, a fully integrated, customizable suite of back office business applications designed to enable digital media service providers to offer cutting edge services to their customers including Interactive Advertising, Video on Demand (VOD), Broadband Internet, e-Commerce, and Targeted Broadband Advertising; and

      o 24/7 Website Results, which delivers targeted search engine traffic on behalf of its clients. We acquired Website Results in August 2000.

RESULTS OF OPERATIONS

REVENUES

NETWORK REVENUES. Network revenues were $5.5 million and $12.1 million for the three and six month period ended June 30, 2001, respectively as compared to $29.2 million and $58.8 million for the three and six month period ended June 30, 2000, representing a 81% and 79% decrease, respectively. We have been experiencing declines in revenue since the quarter ended June 30, 2000. This is due to an overall decrease in dollars spent on advertising in general which has especially impacted the online sector.

EMAIL REVENUES. Email revenues were $1.6 million and $4.9 million for the three and six month period ended June 30, 2001 compared to $8.5 million and $15.4 million for the three and six month period ended June 30, 2000, representing a decrease of 81% and 68%. The slowdown in advertising spending has also impacted mail.

TECHNOLOGY REVENUES. Technology revenues were $6.3 million and $15.8 million for the three and six month period ended June 30, 2001 compared to $2.9 million and $5.7 million for the three and six month period ended June 30, 2000, representing an increase of 120% and 176%, respectively. The acquisition of Exactis in June 2000 and WSR in August 2000 added approximately $3.8 million and $10.5 million in revenue for the three and six month period ended June 30, 2001, respectively. Technology revenues will be reduced by the closing down of our Sabela subsidiary which was completed in June 2001 and the sale of Exactis in May 2001.

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

Gross profit dollars decreased significantly and the gross margin, which is network gross profit (loss) as a percent of total network revenues, was (5%) for both the three and six month period ended June 30, 2001, compared to 23% and 22% for the three and six month period ended June 30, 2000, respectively. The decrease is due to the sharp decline in revenues which could not offset our fixed costs, primarily depreciation, associated with 24/7 Connect as we significantly increased our ad-serving capacity, functionality and reliability in the third quarter of 2000. In the first quarter of 2001, we began the process of reducing capacity to match market conditions. We expect network costs to decrease as a percentage of revenue in the future.

EMAIL COST OF REVENUES AND GROSS PROFIT. The cost of email revenues consists primarily of list provider royalties and delivery costs. Gross margin decreased from 33% and 35% for the three and six month period ended June 30, 2000, respectively, to 25% and 29% for the three and six month period ended June 30, 2001, respectively. This decrease in margin is due to the mix of revenues in the period being weighted more toward lower margin products.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, the cost of equipment and bandwidth. Gross margin increased to 68% and 70% for the three and six month period ended June 30, 2001, respectively, compared to 56% and 58%for the three and six month period ended June 30, 2000, respectively. The increase is due to the acquired businesses which have a higher margin. We except margins to decrease for search engine optimization due to amended contract terms with key vendors.

OPERATING EXPENSES

Operating expenses increased for the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000 as a result of numerous acquisitions from July 1999 through August 2000. Beginning in November 2000, we began a restructuring process to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary terminations of employees, closure or downsizing of certain offices and the sale of certain non-core assets. The restructuring effort has positively impacted our financial results in the period and we anticipate further reductions in operating expenses in the future. We also sold Exactis in May 2001 and completed the shutdown of Sabela in June 2001, which will significantly impact operating expenses going forward.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased both for the three and six month period ended June 30, 2001 compared to the same period ended June 30, 2000. The decrease is due to headcount reductions and decreased discretionary spending, primarily in advertising.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses. General and administrative expenses increased slightly for the three and six month period ended June 30, 2001 compared to the three and six month period ended June 30, 2000. General and administrative expenses increased primarily as a result of acquisitions and increased bad debt expense, offset by the sale of Exactis in May 2001 and headcount reductions.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. The expense increased for both the three and six month periods ended June 30, 2001 compared to the three month periods ended June 30, 2000. The increase is due to acquisitions, primarily Exactis, which was subsequently sold in May 2001.

AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS AND ADVANCES. Amortization of goodwill, intangible assets and advances was $5.5 million and $14.5 million for the three and six month period ended June 30, 2001, respectively compared to $15.8 million and $29.9 million for the three and six month period ended June 30, 2000. Although additional acquisitions were completed, amortization has decreased due to impairment charges reducing the gross amount of goodwill and other intangible assets. In addition, the three and six month periods ended June 30, 2000 included amortization related to our NBC and AT&T partner agreements which commenced in April 1999 and October 1999, respectively, and were fully amortized by December 31, 2000.

STOCK-BASED COMPENSATION. Stock based compensation of $2.1 million for the six month period ended June 30, 2001 consists of $0.8 million in amortization of deferred compensation for restricted shares issued to certain employees, $1.1 million in amortization of deferred compensation from acquisitions and a $0.2 million charge for purchase consideration given to certain employees. Stock based compensation of $0.5 million incurred in the first quarter of 2001 for contingent consideration related to the acquisition of Kendro Communications was reclassed to loss from discontinued operation.

Stock based compensation of $3.9 million for the six month period ended June 30, 2000 consists of a $1.6 million charge for shares issued to employees, $2.0 million in amortization of deferred compensation from acquisitions and $0.3 million in amortization of deferred compensation for restricted shares.

WRITE-OFF OF IN PROCESS TECHNOLOGY AND OTHER MERGER RELATED COSTS. Write-off of in process technology and other merger related costs of $5.0 million for the six month period ended June 30, 2000 is primarily acquired in-process technology from the acquisition of IMAKE that was immediately charged to operations and costs associated with integrating acquired operations.

RESTRUCTURING AND EXIT COSTS. The restructuring charges of $0.3 million in the first quarter of 2001 and $0.8 million in the second quarter of 2001 relate primarily to the reduction of employee headcount. This restructuring involved the involuntary termination of approximately 100 employees in January and 100 employees in April.

GAIN ON SALE OF NON-CORE ASSETS. The $1.5 million gain for the six month period ended June 30, 2001 relates to the sale of our Exactis subsidiary and the sale of the intellectual property of Sabela and AwardTrack.

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

Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. During the fourth quarter of 2000 and the first half of 2001, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 which has continued in 2001. This decline has significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees and/or significant customers. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at the end of each reporting period.

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

As a result of our reviews at March 31, 2001 and June 30, 2001, management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis and WSR were less than their recorded carrying values. We recognized $35.5 million and $17.6 in impairment charges to adjust the carrying values of these entities in the first and second quarter of 2001, respectively. Of this amount, $25.3 million related to Mail, $17.3 million to WSR, $6.0 million to IMAKE and $4.5 million to Exactis. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future. During the second quarter of 2001 management resolved to cease funding of its European operations. As a result, the net assets including an impairment charge of $7.7 million related to Europe has been reflected as loss from discontinued operation in the 2001 consolidated statement of operations.

INTEREST INCOME, NET. Interest income, net was $0.3 million and $0.6 million for the three and six month period ended June 30, 2001 compared to $0.3 million and $0.7 million for the three and six month period ended June 30, 2000. The decrease is attributable to lower cash balances.

GAIN ON SALE OF INVESTMENTS. The gain on sale of investments was $0.1 million and $4.1 million for the three and six month period ended June 30, 2001 and $11.4 million and $23.1 million for the three and six month period ended June 30, 2000. These gains relate to sales of the Company's available-for-sale securities. As of June 30, 2001, the Company has sold all of its available-for-sale securities.

IMPAIRMENT OF INVESTMENTS. During 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments. Management made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia. Management also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively.

LOSS FROM DISCONTINUED OPERATION. On August 6, 2001, the Company determined that it would cease funding to its European subsidiaries and communicated that to 24/7 Europe NV's Board of directors. Management of 24/7 Europe has advised us that 24/7 Europe NV is insolvent and would shut down all operations. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash and cash equivalents of $14.4 million including restricted cash of $0.6 million versus $25.9 million including restricted cash of $0.8 million at December 31, 2000. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. The value of our investments totaled $1.5 million at June 30, 2001 and $11.3 million at December 31, 2000. These investments generally relate to equity and cash transfers from us for minority equity ownership positions. Such investments included, but were not limited to, chinadotcom, Network Commerce, i3Mobile, Naviant, Inc. and idealab!. We used approximately $6.1 million in cash to fund these investments in the first half of 2000. In addition, we acquired majority and full ownership positions in IMAKE, Sabela, AwardTrack, iPromotions and Exactis in the first half of 2000 through the transfer of common stock and cash. Cash acquired, primarily related to our acquisition of Exactis, net of cash paid for our 2000 acquisitions approximated $22.1 million. At June 30, 2001, our $1.5 million investment represents a cost based investment.

We generated a portion of our liquidity through our monetization of our investment in marketable securities which generated approximately $7.0 million and $24.1 million in the six month periods ended June 30, 2001 and 2000, respectively. We used approximately $24.5 million and $29.6 million of cash in operating activities from continuing operations during the six month periods ended June 30, 2001 and 2000, respectively, generally as a result of our operating losses from continuing operations, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments, impairment of investments and intangibles, gain on sale of non-core assets and non-cash related equity transactions and restructuring and exit costs, and also by significant changes in accounts receivable, accounts payable and deferred revenue.

Net cash provided by investing activities was approximately $22.6 million and $24.6 million in 2001 and 2000, respectively. The majority of the cash provided by investing activities related to proceeds received from our sale of a portion of our investment in marketable securities which amounted to $7.0 million in 2001 and $24.1 million in 2001 and 2000, respectively. In 2000, we continued investment in technology and efforts to develop our infrastructure through capital expenditures, including capitalized software. Cash used for such expenditures totaled approximately $15.5 million for 2000. To the extent we continue to acquire additional ad serving hardware, invest in enhancing or expending our current product lines, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could continue to be significant. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

As of June 30, 2001, we have approximately $1.9 million remaining of cash outlays relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. The payments are scheduled to be completed in June 2002.

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

On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings . The agreement gives us the ability to sell up to $50 million of our common stock to Maya pursuant to periodic draw downs. The draw downs are subject to our ability to continue trading on the NASDAQ and our trading volumes and prices. As a result, our ability to utilize this equity credit line is limited and there can be no assurances that it will provide the resources necessary to fund our needs. As of June 30, 2001, we have not drawn down on this facility. We are continuing to evaluate other fund raising vehicles.

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing January 1, 2001. We have limited operating capital and no current access to any meaningful funds from our credit facilities. Our continuing operations therefore will depend on our ability to raise additional funds through sale of certain divisions, bank borrowings or equity or debt financing. We cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us on commercially reasonable terms, or at all.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the decline in the share price of our Common Stock and our continued operating losses in April 2001, we received a letter from the Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted if we do not satisfy these requirements by July 5, 2001. We did not satisfy those requirements and the Company requested a hearing, which has been scheduled for August 24, 2001. Under Nasdaq rules, the scheduled delisting will be stayed pending the outcome of the hearing. Until then, the Company's common stock will remain listed and will continue to trade on the Nasdaq National Market. At the hearing, the Company intends to request an extension of the time to raise its share price. There can be no assurance the Panel will grant the Company's request for continued listing.

If the appeal is denied it may result in the discontinuance of the inclusion of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non- NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

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

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing January 1, 2001 and there can be no assurance that new funds can be secured when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to monetize our non-core assets, raise additional financing to meet our cash and operational needs or reduce our operating expenses to address this going concern issue.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses in April 2001, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by July 5, 2001. We did not satisfy those requirements and the Company requested a hearing, which has been scheduled for August 24, 2001. Under Nasdaq rules, the scheduled delisting will be stayed pending the outcome of the hearing. Until then, the Company's common stock will remain listed and will continue to trade on the Nasdaq National Market. At the hearing, the Company intends to request an extension of the time to raise its share price. There can be no assurance the Panel will grant the Company's request for continued listing.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $132.5 million and $46.0 million for the six months ended June 30, 2001 and 2000, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

      o     the addition of new or loss of existing clients;

      o changes in fees paid by advertisers and direct marketers or other clients;

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In the past nine months, we reduced our workforce by approximately 750 employees. We have also left positions unfilled when certain employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

OUR CLOSING OF SERERAL OFFICES AND CONSOLIDATION OF FUNCTIONS MAY IMPAIR OPERATIONS.

As a result of our efforts to reduce expenses and sell non-core assets, several critical functions have been moved from one of our offices to another, often with new personnel discharging the function. Key functions that have been moved included the finance department of our 24/7 Mail business and our Website Results business. If the transition of these operations encounters unexpected difficulties, they could adversely affect the financial results of the Company.

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

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE MUCH OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

The majority of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first half of 2001 and is expected to continue through the third quarter of 2001, which could have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

The 24/7 Network generates a substantial portion of our revenues, and we expect that the 24/7 Network will continue to account for a substantial portion of our revenue for the foreseeable future. The 24/7 Network consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended June 30, 2001 and 2000, approximately 42% and 21%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended June 30, 2001, the top ten Web sites included Earthlink, Inc., AT&T WorldNet Service, Spedia.com, Inc. Epipo, Inc. (180 Solutions), Womensforum.com, Inc., 2GK Inc. (Quotetracker), Infogames Inc. (Games.com), Community Connect, Inc. (Black Planet), CJB Management, Inc. (Mirc-x) and Matt Drudge. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above will remain associated with us or that such Web sites will not experience a reduction in online traffic on their sites. We cannot assure you that we will be able to replace any departed Web site in a timely and effective manner with a Web site with comparable traffic patterns and user demographics. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended June 30, 2001, our top ten customers accounted for approximately 35% of our total revenues. Customers typically purchase advertising or services under agreements on a short term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

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

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS
DISRUPTION.

24/7 Connect is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We launched 24/7 Connect in early 2000, and we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Our 24/7 Connect technology resides on a computer system located in our data centers in Virginia. These systems' continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and make goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected. Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

As of August 10, 2001, we had 44,545,006 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

OUR CESSATION OF INTERNATIONAL OPERATIONS MAY POSE LEGAL CHALLENGES.

We recently advised our 24/7 Europe subsidiary that we intended not to provide them with any additional funding. As a result of this decision, 24/7 Europe may not have sufficient resources to fund its operations and may commence insolvency proceedings. Although it is generally the case that shareholders of European corporations are not liable for the debts and other obligations of the corporations, there can be no assurance that creditors of our European subsidiaries will not seek to impose liability on 24/7 Media, Inc.

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

Our accounts receivable are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. Due to the current economic environment, although we believe that we have sufficiently provided for any material losses in this area. There can be no assurance that unanticipated material losses may not result.

We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the countries in which the currency is the Euro. The effect of foreign exchange rate fluctuations for 2001 and 2000 has not been material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

none

(b)   Reports on Form 8-K.

We filed a Current Report on Form 8-K dated May 23, 2001. The report contained information about the sale of the Company's wholly owned subsidiary Exactis to Direct marketing Technologies, Inc., a subsidiary of Experian.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 MEDIA, INC.

Date: August 14, 2001

                                       By: /s/  David J. Moore
                                           -------------------------------------
                                           David J. Moore
                                           President and Chief Executive Officer


                                       By: /s/  Stuart D. Shaw
                                           -------------------------------------
                                           Stuart D. Shaw
                                           SVP of Finance & Administration