Form 10-Q
period 2001-09-30
24/7 MEDIA INC
filed 2001-11-14
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                        or

/ / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 1-14355
                              24/7 Real Media, Inc.
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

    CLASS                                    OUTSTANDING AT November 9, 2001
Common Stock, par value $.01 per share             49,507,662 Shares

                              24/7 REAL MEDIA, INC.
                               SEPTEMBER 30, 2001
                                    FORM 10-Q
                                      INDEX

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000.......................................  2

Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000 (unaudited).....  3

Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000 (unaudited)...............  4

Notes to Unaudited Interim Consolidated Financial Statements.................................................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................  18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..........................................................  38

Part II. Other Information

Item 1.  Legal Proceedings..................................................................................................  39

Item 2.  Changes in Securities and Use of Proceeds..........................................................................  39

Item 3.  Defaults Upon Senior Securities....................................................................................  39

Item 4.  Submission of Matters to a Vote of Security Holders................................................................  39

Item 5.  Other Information..................................................................................................  39

Item 6.  Exhibits and Reports on Form 8-K...................................................................................  39

Item 7.  Signatures.........................................................................................................  39

                              24/7 REAL MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                       -------------    ------------
                               ASSETS                                   (unaudited)

Current assets:
  Cash and cash equivalents (including restricted cash of $488
   in 2001 and $800 in 2000).........................................     $    7,451      $   25,856

  Restricted cash held in escrow.....................................          1,500             -

  Accounts receivable, less allowances of $2,354
   and $5,868, respectively..........................................          6,514          34,737

  Prepaid expenses and other current assets..........................          5,171           3,295
                                                                       -------------    ------------

    Total current assets.............................................         20,636          63,888


Property and equipment, net..........................................         23,165          44,189

Intangible assets, net...............................................         15,856         103,777

Investments..........................................................            -            11,267

Net long-term assets of discontinued operation.......................            -            22,787

Other assets.........................................................            743           4,363
                                                                       -------------    ------------
    Total assets.....................................................     $   60,400      $  250,271
                                                                       =============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable...................................................     $    3,706      $   12,792

  Accrued liabilities................................................          9,696          22,508

  Net current liabilities of discontinued operation..................            -             3,260

  Current installments of obligations under capital leases...........             44              99

  Deferred revenue...................................................            326           3,356

  Deferred gain on sale of non-core assets...........................          2,603               -

                                                                       -------------    ------------
    Total current liabilities........................................         16,375          42,015
                                                                       -------------    ------------

Obligations under capital leases, excluding current installments.....            120             153

Minority interest....................................................            105             105


Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value; 10,000,000 shares authorized;
   and no shares issued or outstanding                                             -               -

  Common stock, $.01 par value; 140,000,000 shares authorized;
   41,290,794 and 42,475,807 shares issued and outstanding,
   respectively......................................................            413             425

  Additional paid-in capital.........................................      1,068,148       1,069,445

  Deferred stock compensation........................................         (1,335)         (5,578)

  Accumulated other comprehensive income (loss)......................           (344)          3,425

  Accumulated deficit................................................     (1,023,082)       (859,719)

                                                                       -------------    ------------
    Total stockholders' equity.......................................         43,800         207,998
                                                                       -------------    ------------
    Total liabilities and stockholders' equity.......................     $   60,400      $  250,271
                                                                       =============    ============

 See accompanying notes to unaudited interim consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                 --------------------------------   -------------------------------
                                                                      2001               2000            2001             2000
                                                                 --------------   ---------------   ---------------   -------------
                                                                           (unaudited)                         (unaudited)
Revenues:

  Integrated Media Solutions....................................   $      7,039      $     30,404     $     28,269     $    104,885

  Technology Solutions..........................................          1,271             9,696           12,790           15,430
                                                                 --------------   ---------------   ---------------   -------------
    Total revenues..............................................          8,310            40,100           41,059          120,315
                                                                 --------------   ---------------   ---------------   -------------

Cost of revenues:

  Integrated Media Solutions....................................          7,495            21,846            24,814          77,742

  Technology Solutions (exclusive of $157, $0, $472 and $0,
   respectively, reported below as stock-based compensation)....            600             2,864             4,191           5,244
                                                                 --------------   ---------------   ---------------   -------------
    Total cost of revenues                                                8,095            24,710            29,005          82,986
                                                                 --------------   ---------------   ---------------   -------------

    Gross profit................................................            215            15,390            12,054          37,329
                                                                 --------------   ---------------   ---------------   -------------

Operating expenses:

  Sales and marketing (exclusive of $36, $651, $497 and $1,953,
   respectively, reported below as stock-based compensation)....          3,686            12,809            17,158          32,133

  General and administrative (exclusive of $173, $662, $1,182 and $1,335, respectively, reported below as stock-based
   compensation)................................................          5,660            14,792            29,442          33,691

  Product development (exclusive of $221, $913, $504 and $2,809,
   respectively, reported below as stock-based compensation)....          2,565             7,889            12,523          11,057

Amortization of goodwill, intangible assets and advances........          3,641            44,056            18,094          73,939

Stock-based compensation........................................            587             2,226             2,655           6,117

Write-off of acquired in process technology and merger related
 costs..........................................................            -                 152               -             5,146

Restructuring and exit costs....................................            521               -               1,011             -

Gain on sale of non-core assets, net............................           (647)              -              (1,529)            -

Impairment of intangible assets.................................         15,052               -              68,169             -
                                                                 --------------   ---------------   ---------------   -------------

    Total operating expenses....................................         31,065            81,924           147,523         162,083
                                                                 --------------   ---------------   ---------------   -------------

    Operating loss..............................................        (38,850)          (66,534)         (135,469)       (124,754)


Interest income, net............................................            133               501               750           1,234

Gain on sale of investments, net................................            882            14,885             4,985          37,988

Impairment of investments.......................................            -                 -              (3,089)            -
                                                                 --------------   ---------------   ---------------   -------------

Loss from continuing operations.................................        (29,835)          (51,148)         (132,823)        (85,532)

Loss from discontinued operation................................         (1,018)           (5,640)          (30,540)        (17,268)
                                                                 --------------   ---------------   ---------------   -------------
Net loss........................................................   $    (30,853)     $    (56,788)    $    (163,363)   $   (102,800)
                                                                 ==============   ===============   ===============   =============

Loss  per common share-basic and diluted

Loss from continuing operations.................................   $      (0.67)     $      (1.34)    $       (3.04)   $      (2.83)

Loss from discontinued operation................................          (0.03)            (0.15)            (0.70)          (0.57)
                                                                 --------------   ---------------   ---------------   -------------
Net loss........................................................   $      (0.70)     $      (1.49)    $       (3.74)   $      (3.39)
                                                                 ==============   ===============   ===============   =============
Weighed average common shares outstanding......................     44,363,935        38,122,316       43,630,239       30,307,724
                                                                 ==============   ===============   ===============   =============

 See accompanying notes to unaudited interim consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Nine Months Ended September 30,
                                                                       -----------------------------------
                                                                              2001                2000
                                                                       ------------------  ---------------
                                                                                    (unaudited)
Cash flows from operating activities:
Net loss.............................................................. $   (163,363)       $   (102,800)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from discontinued operation......................................       30,540              17,268

Depreciation and amortization of fixed assets.........................       10,247               7,008

Write-off of acquired in-process technology...........................          -                 4,700

Provision for doubtful accounts and sales reserves, net of write-offs.       (3,514)              3,180

Amortization of goodwill and other intangible assets..................       18,094              72,126

Amortization of partner agreements....................................          -                 1,813

Non-cash compensation.................................................        2,655               6,117

Gain on sale of investments...........................................       (4,985)            (37,988)

Gain on sale of non-core assets, net..................................       (1,529)                -

Warrants issued for services..........................................          100                 -

Impairment of investments.............................................        3,089                 -

Impairment of intangible and other assets.............................       68,169                 -

Non-cash restructuring and exit costs.................................         (549)                -

Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:

    Accounts receivable...............................................       28,625             (16,695)

    Prepaid assets and other current assets...........................         (709)             (1,572)

    Other assets......................................................        3,834              (2,270)

    Accounts payable and accrued liabilities..........................      (19,814)            (14,892)

    Deferred revenue..................................................       (1,474)             (3,393)
                                                                       ------------        ------------
         Net cash used in operating activities........................      (30,584)            (67,398)
                                                                       ------------        ------------
Cash flows from investing activities:

Proceeds from the sale of non-core assets,
  net of $1.0 million in closing expenses.............................       16,807                 -

Proceeds from the sale of investments.................................        6,858              40,243

Capital expenditures..................................................         (648)            (19,019)

Proceeds from the sale of marketable securities.......................          -                 9,613

Cash paid for acquisitions, net of cash acquired.......................          -                23,952

Cash paid for investments.............................................          -                (6,120)

Increase in intangible assets.........................................          -                  (104)
                                                                       ------------        ------------
         Net cash provided by investing activities....................       23,017              48,565
                                                                       ------------        ------------
Cash flows from financing activities:

Proceeds from exercise of stock options and conversion of warrants....           12               5,309

Cash paid in settlement for treasury stock............................         (275)                -

Payment of capital lease obligations..................................          (88)                (58)
                                                                       ------------        ------------
         Net cash (used in) provided by financing activities..........         (351)              5,251
                                                                       ------------        ------------
         Net change in cash and cash equivalents......................       (7,918)            (13,582)

         Cash used by discontinued operations.........................      (10,523)             (8,330)

         Net effect of foreign currency adjustments...................           36                (246)

Cash and cash equivalents at beginning of period......................       25,856              41,170
                                                                       ------------        ------------
Cash and cash equivalents at end of period............................ $      7,451        $     19,012
                                                                       ============        ============

 See accompanying notes to unaudited interim consolidated financial statements.

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS AND GOING CONCERN

On November 9, 2001, the Company amended its Certificate of Incorporation to change its name from 24/7 Media, Inc. to 24/7 Real Media, Inc ("24/7 Real Media" or the "Company").

24/7 Real Media together with its subsidiaries is a provider of online marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. The Company operates in two principal lines of business: Integrated Media Solutions and Technology Solutions. Integrated Media Solutions provides ad sales solutions for Web-based advertising including banner ads, sponsorships, targeted search traffic delivery, loyalty reward programs and promotions as well as serves as a list manager for permission-based email lists. Technology Solutions provides online ad serving, broadband solutions and professional services. In October 2001, through the merger with Real Media, the Company has expanded its operations into Europe, Latin America and Asia Pacific.

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

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by 24/7 Real Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of the Company's operations and cash flows for the interim periods ended September 30, 2001 and 2000. The financial data and other information disclosed in these notes to the consolidated results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts. At

September 30, 2001, cash and cash equivalents includes $0.5 million in restricted cash related to leases, that becomes available within the next year.

RESTRICTED CASH HELD IN ESCROW

The Company has $1.5 million of cash held in escrow relating to the sale of Exactis to Experian on May 23, 2001. The balance is due to be released on August 23, 2002 (see note 4).

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

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. Such investments are stated at the lower of cost or market value. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary (see note 6).

REVENUE RECOGNITION

INTEGRATED MEDIA SOLUTIONS

The Company's network revenues are derived principally from short-term advertising agreements in which it delivers advertising impressions for a fixed fee to third-party Web sites comprising the Company's Network from advertising. The Company's email related revenues are derived principally from short-term delivery based agreements in which the Company delivers advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

Third party Web sites that register Web pages with the Company's networks and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." The Company pays Affiliated Web sites a fee for providing advertising space to the Company's networks. The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. The Company becomes obligated to make payments to Affiliated Web sites, which have contracted to be part of the Company's networks, and list owners in the period the advertising impressions or emails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

TECHNOLOGY SOLUTIONS

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

At September 30, 2001 and December 31, 2000, accounts receivable included approximately $1.4 million and $4.0 million, respectively, of earned but unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The decrease in unbilled receivables from December 31, 2000 to September 30, 2001 resulted from the decrease in revenues generated in the first nine months of 2001. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of September 30, 2001 have been subsequently billed.

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

In 2001, the Company wrote off $68.2 million in goodwill and intangible assets (see note 5). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

RESTRUCTURING ACTIVITIES

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 9).

COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the nine month period ended September 30, 2001 and 2000 was $(167.2) million and $(253.3) million, respectively. Comprehensive loss resulted primarily from net losses of $(163.4) million and $(102.8) million, respectively, as well as a change in unrealized gains
(losses) (net of tax), of marketable securities of $(3.8) million and $(150.3) million, respectively, and foreign currency translation adjustments of $0 and $(0.2) million, respectively. The net change in unrealized losses of $(3.8) million for the nine month period ended September 30, 2001 is comprised of net unrealized holding losses arising during the period of $6.3 million, a reclassification adjustment of $5.0 million for net gains related to the sale of all of the Company's available-for-sale securities and some cost based investments and a reclassification adjustment of $2.5 million for other-than temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three and nine months ended September 30, 2001 and 2000 does not include the effects of options to purchase 7.3 million and 7.3 million shares of common stock, respectively; 3.0 million and 3.0 million common stock warrants and 0.3 million and 0.1 million of unvested restricted stock, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

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

On July 20, 2000, the Company issued 880,000 contingent shares. The shares had a value of $11.9 million, which was considered additional goodwill. At September 30, 2000, an additional 18,000 contingent shares were earned pursuant to the agreement, resulting in $0.2 million of additional goodwill. In the third quarter, the remaining 14,000 contingent shares, valued at approximately $3,000 were earned.

The additional amounts of goodwill are being amortized over the remaining period of benefit (see note 3).

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

On September 25, 2001, the company and the former principal stockholders entered into a settlement and mutual general release (the "Settlement"). The Settlement rescinded all prior agreements and amendments of the purchase agreement and called for the former principal stockholders (i) to return approximately 3.3 million shares of outstanding stock held by them, (ii) forfeit their rights to the potential earn out of another 1.9 million shares and the $1.5 million in cash and (iii) transfer certain strategic assets and agreements in exchange for $275,000 in cash and forgiveness of any remaining indebtedness of these individuals to the Company. The Company has reflected the return of the common stock as treasury stock amounting to $392,000 using the market price on the settlement date and immediately retired all shares.

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

                                                      NET TANGIBLE
          ACQUIRED ENTITY           ACQUISITION           ASSETS          IN-PROCESS     DEFERRED     INTANGIBLES/   USEFUL LIFE
                                       COSTS          (LIABILITIES)       TECHNOLOGY   COMPENSATION    GOODWILL      (IN YEARS)
---------------------------------------------------------------------------------------------------------------------------------
IMAKE.......................   $         46,750      $        (793)      $     4,700    $     5,785    $    37,058         2-4

247/7 Media Europe..........             24,117                -                 -              -           24,117          3

Sabela......................             65,026                317               -              -           64,709         2-4

AwardTrack..................             69,293                (82)              -              -           69,375         2-4

Exactis.....................            475,636             43,939               -            2,870        428,827         2-4

WSR.........................             66,675              3,720               -            1,072         61,883          4

Kendro......................                527                 17               -              -              510          4

iPromotions.................              3,489               (127)               97            -            3,519         2-4
                               -----------------------------------------------------------------------------------
                               $        751,513      $      46,991       $     4,797    $     9,727    $   689,998
                               ===================================================================================

The following unaudited pro forma consolidated amounts give effect to all of the Company's acquisitions (listed above) accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three and nine month periods ended September 30, 2000.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                      Three Months Ended         Nine Months Ended
                                                      September 30, 2000         September 30, 2000
                                                   ------------------------   -----------------------
                                                     (in thousands, except share and per share data)
Total revenues                                                $      42,652           $       139,601
                                                   ------------------------   -----------------------
Loss from continuing operations                               $     (58,835)          $      (164,812)
Loss from discontinued operation                                     (5,640)                  (17,268)
                                                   ------------------------   -----------------------
Net loss                                                      $     (64,475)          $      (182,080)
                                                   ========================   =======================

Net loss per share from continuing operations                 $       (1.44)          $         (4.12)
Net loss per share from discontinued operation                        (0.14)                    (0.43)
                                                   ------------------------   -----------------------
Net loss per share -  basic and diluted                       $       (1.58)          $         (4.55)
                                                   ========================   =======================
Weighted average shares used
  in net loss per share calculation (1)                          40,825,686                39,978,427
                                                   ========================   =======================

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the period ended September 30, 2000 includes the 1,129,344, 916,000, 8,156,843, 4,970,000 and 25,694 shares issued for AwardTrack, IMAKE,
Exactis, WSR and Kendro, respectively, as if the shares were issued on January 1, 2000.

(3)  DISCONTINUED OPERATION

On August 6, 2001, the Company, determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of directors. Management of 24/7 Europe has advised us that 24/7 Europe NV is insolvent and would shut down all operations in the third quarter of 2001. The consolidated financial statements of the Company have been restated to reflect the disposition of the international segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of Europe have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero.

Summarized financial information for the discontinued operation is as follows (in thousands):

STATEMENTS OF OPERATIONS DATA

                                                                                     Nine months ended September
                                         Three months ended     September 30,                     30,
                                                2001                 2000               2001              2000
                                         ------------------     ------------       ------------       ------------
Revenues.............................         $          -       $     8,028       $     10,555       $     26,695

Net loss.............................               (1,018)           (5,640)           (30,540)           (17,268)

Gain or loss on disposal.............                    -                 -                  -                  -


BALANCE SHEET DATA                        September 30, 2001    December 31, 2000
                                          ------------------    -----------------
Current assets.......................         $          -         $    18,656

Total assets.........................                    -              22,787

Current liabilities..................                    -              (3,260)

Long-term liabilities................                    -                   -
                                              ------------         -----------
Net assets of discontinued
  operation..........................         $          -         $    19,527
                                              ============         ===========

(4)  DISPOSAL OF NON-CORE ASSETS

On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian. The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. The $1.5 million in escrow and $1.75 million prepayment have been reflected as deferred gain on sale of non-core assets on the consolidated balance sheet. During the quarter ended September 30, 2001, the Company has been billed approximately $650,000 in services which have been reflected as cost of revenues and gain on sale of non core assets in the statement of operations. Through September 30, 2001, the sale has resulted in a loss of $4.7 million, not including the remainder of the aforementioned deferred gains of $2.6 million. The Company has reflected the remaining $1.1 million of prepaid services in prepaid and other current assets and the $1.5 million escrow amounts in restricted cash held in escrow on the consolidated balance sheet.

Also during May 2001, the Company sold certain technology assets and intellectual property of Sabela and AwardTrack. The Company has retained the remaining assets of these subsidiaries. AwardTrack operations were closed in 2000 and the Company completed the shut down of the remaining operations of Sabela on September 30, 2001. Proceeds associated with these sales amounted to approximately $5.8 million before shut down and disposal costs. These sales resulted in approximately a $6.2 million gain.

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

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). During the fourth quarter of 2000 and throughout each quarter in 2001, the Company reevaluated the carrying value of its businesses. The Company's revaluation was triggered by the continued decline in the Internet advertising and marketing sectors in 2000 which has continued throughout 2001. This decline has significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees and/or significant customers. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at the end of each reporting period.

Where impairment was indicated, the Company determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, the Company used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a change in the business model, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

As a result of its review at each quarter end, the Company's management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis, Imake and WSR were less than their recorded carrying values. The Company recognized $68.2 million in impairment charges throughout the nine months ended September 30, 2001. Of this amount, $25.3 million related to Mail, $26.9 million to WSR, $11.5 million to IMAKE and $4.5 million to Exactis. During the third quarter of 2001, the Company recognized $15.1 million in impairment charges of which $9.6 million related to WSR and $5.5 million to IMAKE. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future. During the second quarter of 2001, management resolved to cease funding of its European operations. As a result, the Company recorded an impairment charge of $7.7 million related to Europe which has been reflected in its loss from discontinued operation in the 2001 consolidated statement of operations.

After giving effect to the aforementioned impairment charges of $68.2 million, the sale of Exactis to Experian and the discontinued operations of Europe, the remaining amount of goodwill and other intangibles, net, as of September 30, 2001 was $15.9 million: $6.8 million related to IMAKE, $4.4 million related to Mail, $3.1 million related to WSR and $1.6 million related to ClickThrough.

                                              September 30,       December 31,
                                                  2001               2000
                                             --------------       ------------
                                                       (in thousands)
Goodwill................................      $     17,590         $    89,793

Technology..............................             3,076              50,471

Other intangible assets.................               403               6,365
                                              ------------         -----------
                                                    21,069             146,629

Less accumulated amortization...........            (5,213)            (42,852)
                                              ------------         -----------
                                              $     15,856         $   103,777
                                              ============         ===========

(6)  INVESTMENTS

The fair value of the available-for-sale marketable securities is based on the quoted market values reported on NASDAQ. As of September 30, 2001, the Company has sold all of its marketable and cost based securities.

During 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million. In September 2001, the company sold its interest in Idealab for $2.5 million resulting in a gain of approximately $0.9 million. As a result, a $2.5 million receivable from Idealab is included in the prepaid and other current assets as of September 30, 2001, all of which was received in October 2001.

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

(7)  COMMON STOCK

On September 25, 2001, the Company entered into a Settlement and Mutual release agreement with the former principal shareholders of Website Results, Inc., which resulted in the return to the Company of approximately 3.3 million shares of common stock previously reflected as outstanding. These shares were immediately retired and are no longer reflected as issued or outstanding.

On May 19, 2001, the Company issued 1.0 million shares of common stock on behalf of 24/7 Europe NV as settlement for terminating the Kendro acquisition agreement. A non-cash charge of approximately $490,000 is reflected in loss from discontinued operation in the 2001 consolidated statements of operations.

On March 23, 2001, the Company issued 710,000 shares of common stock to employees of the Company for meeting the earn-out provisions in the WSR merger agreement, as amended. The related compensation expense of approximately $0.2 million is reflected as stock based compensation expense in the consolidated statements of operations. Substantially all of these shares were returned as part of the settlement with the former principal stockholders on September 25, 2001.

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. On January 1, March 31, June 30, and September 30, 2001, approximately 113,000, 17,000, 10,000 and 13,000 shares became vested.

(8)  STOCK INCENTIVE PLAN

For the nine month period ended September 30, 2001, the Company granted approximately 3.8 million stock options under the 1998 Stock Incentive Plan and
2.3 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

During the nine months ended September 30, 2001, approximately 0.4 million unvested stock options, for which deferred compensation was recorded as part of the purchases of Exactis, Imake and WSR, were forfeited. A credit of $0.4 million was applied to stock based compensation in the consolidated statement of operations and $1.3 million of unamortized stock based compensation was reversed against additional paid in capital.

(9)  RESTRUCTURING CHARGES

During the nine months ended September 30, 2001, restructuring charges of approximately $1.6 million, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 250 employees, divest non-core assets, close one office and downsize four other offices, as well as eliminate certain redundancies related to technology costs. The Company paid the majority of these costs by the end of the third quarter of 2001.

As a result of the sale of Exactis, the unutilized portion of their provision amounting to $0.6 million was reversed during the second quarter of 2001. The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the consolidated balance sheet (in thousands):

                                                                  Current year
                                                   Beginning       provision/       Current year
                                                    Balance        (reversal)        utilization    Ending Balance
                                                --------------- ----------------- ---------------- ----------------
Employee termination benefits............           $    2,446       $     1,166      $     2,967         $     645

Office closing costs.....................                1,738              (489)           1,065               184

Other exit costs.........................                  309               332              573                68
                                                --------------- ----------------- ----------------  ---------------
                                                    $    4,493       $     1,009      $     4,605         $     897
                                                =============== ================= ================  ===============

(10) SEGMENT INFORMATION

On October 30, 2001, the Company merged with Real Media. As a result of this merger and the restructuring performed by both companies, the Company has changed how it operates its businesses and views its reportable segments. Based on these operational changes the consolidated financial statements presented have been restated to reflect these new reportable segments. The Company's business is currently comprised of two reportable segments: integrated media solutions and technology solutions. The integrated media solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites, search engine traffic delivery and marketing services to target online users compiled by list management. The technology solutions segment generates revenue by providing third party ad serving, email delivery service bureau, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three and nine months ended September 30, 2001 and 2000, is as follows:

                                   Three Months Ended September 30, 2001  Three Months Ended September 30, 2000
                                   -------------------------------------  -------------------------------------
                                   Integrated                             Integrated
                                     Media      Technology       Total      Media      Technology       Total
                                   ----------   ----------   -----------  ----------   ----------   -----------
                                              (in thousands)                         (in thousands)
Revenues........................   $   7,039    $   1,271    $   8,310    $  30,404    $   9,696    $  40,100

Segment loss from operations....     (22,202)      (8,648)     (30,850)     (22,955)     (43,579)     (66,534)

Amortization of goodwill,
  intangibles and advances......       2,196        1,445        3,641       10,644       33,412       44,056

Impairment of intangible assets        9,600        5,452       15,052          -            -            -

                                   Nine Months Ended September 30, 2001    Nine Months Ended September 30, 2000
                                   -------------------------------------  -------------------------------------
                                   Integrated                             Integrated
                                     Media      Technology       Total      Media      Technology       Total
                                   ----------   ----------   -----------  ----------   ----------   -----------
                                              (in thousands)                         (in thousands)
Revenues........................   $  28,269    $  12,790    $  41,059    $ 104,885    $  15,430    $ 120,315

Segment loss from operations....    (106,638)     (28,831)    (135,469)     (56,942)     (67,812)    (124,754)

Amortization of goodwill,
  intangibles and advances......      11,724        6,370       18,094       28,306       45,633       73,939

Impairment of intangible assets       52,206       15,963       68,169          -            -            -

Total assets:

  September 30, 2001............      48,469       11,931       60,400

  December 31, 2000.............     153,230       74,254      227,484

Not included in the segment assets at December 31, 2000 is $22,787 of net long-term assets of discontinued operation.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $14,000 and $12,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

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

COMMON STOCK PURCHASE AGREEMENT

On March 21, 2001, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement, to sell up to $50 million of its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. No amounts were drawn under this facility through September 30, 2001.

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

(13) SUBSEQUENT EVENTS

On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc., ("Real Media") a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger between the Company, Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. In the transaction, the Company acquired net assets worth $1.2 million. Additionally, PubliGroupe USA Holding loaned $4.5 million to Real Media in exchange for a five-year note, guaranteed by the Company, with an interest rate of 4.5%, and agreed to lend up to an additional $3.0 million to the Company, subject in part to the achievement of target operating results. The proceeds of the $4.5 million loan are primarily being used to finance Real Media's restructuring plan which provides for office closings, workforce reductions, transition and integration costs and other related obligations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TERMS "WE" AND "OUR COMPANY" MEAN 24/7 Real Media, OUR SUBSIDIARIES AND EACH OF OUR PREDECESSOR ENTITIES.

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

GENERAL

We provide advertising and marketing solutions for Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. We provide a comprehensive suite of solutions that enable such Web publishers, online advertisers, advertising agencies and e-marketers to attract and retain customers, and to reap the benefits of the Internet and other electronic media. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, data analysis, search engine optimization, and broadband/convergence solutions, all delivered from our industry-leading data and technology platforms. Our technology solutions are designed specifically for the demands and needs of advertisers and agencies, Web publishers and e-commerce merchants.

Our business is organized into two principal lines of business:

         -        Integrated Media Solutions

         -        Technology Solutions

INTEGRATED MEDIA SOLUTIONS

Integrated Media Solutions is comprised of an online advertising network, online promotions and sweepstakes, email list management and brokerage and search engine optimization. Products within Integrated Media Solutions include;

     - The 24/7 Network - aggregates the advertising inventory of thousands of Web sites globally that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content to the network. Web publishers seeking to join the network must meet our affiliation criteria, including high quality content, brand name recognition, significant existing and projected page views, attractive user demographics, and sponsorship opportunities. For Web sites on the 24/7 Network, we sell Web site-specific advertising campaigns and also bundle advertisements for sale in content channels. For our flagship Web sites on the network, we solicit sponsorships and integrate sales efforts with the Web site's management. The 24/7 Network consists of over 300 high profile Web sites as well as 2,100 small to medium-sized Web sites in North America to which we delivered an aggregate of approximately 3.0 billion advertisements in September 2001.

     - 24/7 Mail which provides email direct marketing services. Our permission-based email marketing database of more than 38 million email addresses enables direct marketers to target promotional campaigns to consumers who elect to receive commercial messages. The users can opt out of the database and stop receiving these messages, at any time. Currently, 24/7 Mail has U.S. operations that serve as list manager for permission-based email lists that collectively contained more than 35 million email addresses as of September 2001, and Canadian operations that currently serve as list manager for permission-based email lists that collectively contained more than three million email addresses as of September 2001.

     - 24/7 Website Results, which delivers targeted search engine traffic on behalf of its clients. We acquired Website Results in August 2000.

     - Ipromotions which provides sweepstake and loyalty reward programs. We acquired Ipromotions in April of 2000.


24/7 TECHNOLOGY SOLUTIONS

24/7 Technology Solutions is comprised of comprehensive service and software solutions designed specifically for the needs of three targeted customer segments: advertisers and agencies, Web publishers, and e-commerce MERCHANTS. Products within 24/7 Technology Solutions include:

     - 24/7 Connect, our next generation Internet ad serving system that is one of the industry's fastest and most reliable ad serving systems. 24/7 Connect enables us to offer advertisers the ability to target Internet users based on a variety of criteria including on a geo-targeted basis

     - e.merge-TM-, a fully integrated, customizable suite of back office business applications designed to enable digital media service providers to offer cutting edge services to their customers including Interactive Advertising, Video on Demand (VOD), Broadband Internet, e-Commerce, and Targeted Broadband Advertising; and

RESULTS OF OPERATIONS

REVENUES

INTEGRATED MEDIA SOLUTIONS REVENUES. Integrated Media Solutions revenues were $7.0 million and $28.3 million for the three and nine month period ended September 30, 2001, respectively, as compared to $30.4 million and $104.9 million for the three and nine month period ended September 30, 2000, representing a 77% and 73% decrease, respectively. We continued to experience significant declines in revenue throughout 2001, which were only slightly offset by the addition of revenue attributable to the acquisition of Website Results at the end of August 2000. This was due to an overall decrease in dollars spent on advertising in general which especially impacted the online sector.

TECHNOLOGY SOLUTIONS REVENUES. Technology Solutions revenues were $1.3 million and $12.8 million for the three and nine month period ended September 30, 2001 compared to $9.7 million and $15.4 million for the three and nine month period ended September 30, 2000, representing a decrease of 87% and 17%, respectively. The decrease is due to closing down of our Sabela subsidiary completed in June 2001, partially offset by Exactis operations which were acquired on June 28, 2000 and sold on May 23, 2001. The current quarter Technology Solutions revenue is derived solely from the Broadband and Professional

Services unit. Revenues for this unit decreased by 30% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and 18% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Broadband and Professional Services continues to come under pressure due to the reduced implementation budgets of the cable and telecom industries. However, the medium and long-term outlook appears to be brightening causing us to reconsider the sale of this asset.

COST OF REVENUE AND GROSS PROFIT (LOSS)

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT (LOSS): The cost of revenues consists of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our networks, list provider royalties and delivery costs. Cost of revenues also includes depreciation of our Connect ad serving system and bandwidth charges. In October 2001, we began serving our first third party Connect customer, as a result, in the future these fixed costs will be allocated to Technology solutions with an arms-length service charge based on actual volume reflected in Integrated Media Solutions.

Gross profit dollars decreased significantly and the gross margin as a percent of total revenues, decreased to (6%) and 12% for the three and nine month period ended September 30, 2001, compared to 28% and 26% for the three and nine month period ended September 30, 2000, respectively.

The decrease is principally due to the sharp decline in revenues which could not offset our fixed costs, primarily depreciation, associated with 24/7 Connect as we significantly increased our ad-serving capacity, functionality and reliability through the third quarter of 2000. In the first quarter of 2001, we began the process of reducing capacity to match market conditions. Depreciation expense as a percentage of revenue increased by 19% and 16% for the three and nine months ended September 30, 2001 as compared to the comparable period in 2000.

In addition, during the three months ended September 30, 2001, we were billed approximately $650,000 in initial set up and delivery charges for email and online promotions pursuant to our prepaid service contract with Experian. These billings, which are in dispute, have been reflected in cost of revenues, accounting for approximately 9% and 2% as a percentage of revenue for the three and nine month period ended September 30, 2001.

The remaining variances in gross margin were related to a change in the mix of revenues, mainly in mail and targeted search engine traffic.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists of time and materials for consulting contracts. Gross margin for the segment decreased to 53% for the three month period ended September 30, 2001 from 70% for the three month period ended September 30, 2000. Gross margin increased to 67% for the nine month period ended September 30, 2001 from 66% for the nine month period ended September 30, 2000. The fluctuation in the margin is due to the effect of closing down our Sabela subsidiary completed in June 2001, partially offset by Exactis operations which were acquired on June 28, 2000 and sold on May 23, 2001. The margin for the Broadband and Professional services unit decreased to 53% and 57% for the three and nine month period ended September 30, 2001 from 66% and 68% for the three and nine month period ended September 30, 2000, respectively. The decrease in margin is due to the decline in revenue as noted above.

OPERATING EXPENSES

Operating expenses decreased significantly for the three and nine month periods ended September 30, 2001 compared to the three and nine month periods ended September 30, 2000 as a result of the sale of Exactis in May 2001, the shutdown of Sabela in June 2001 and restructuring activities. Beginning in November 2000, we began a restructuring process to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary terminations of employees, closure or downsizing of certain offices and the sale of certain non-core assets. The restructuring effort has positively impacted our financial results in the period and we anticipate further reductions in operating expenses in the future.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased both for the three and nine month period ended September 30, 2001 compared to the same period ended September 30, 2000. The decrease is due to headcount reductions and decreased discretionary spending, primarily in advertising.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses. General and administrative expenses decreased for the three and nine month period ended September 30, 2001 compared to the three and nine month period ended September 30, 2000. The decrease is due to headcount reductions and increased operation efficiencies.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further develop our ad serving and other technology capabilities. The expense decreased for the three and nine month period ended September 30, 2001 compared to the three and nine month period ended September 30, 2000. The decrease is due to headcount reductions and increased operation efficiencies.

AMORTIZATION OF GOODWILL, INTANGIBLE ASSETS AND ADVANCES. Amortization of goodwill, intangible assets and advances was $3.6 million and $18.1 million for the three and nine month period ended September 30, 2001, respectively, compared to $44.1 million and $73.9 million for the three and nine month period ended September 30, 2000. Although additional acquisitions were completed, amortization has decreased due to impairment charges reducing the gross amount of goodwill and other intangible assets. In addition, the three and nine month periods ended September 30, 2000 included amortization related to our NBC and AT&T partner agreements which commenced in April 1999 and October 1999, respectively, and were fully amortized by December 31, 2000.

STOCK-BASED COMPENSATION. Stock based compensation of $2.7 million for the nine month period ended September 30, 2001 consists of $1.0 million in amortization of deferred compensation for restricted shares issued to certain employees, $1.5 million in amortization of deferred compensation from acquisitions and a $0.2 million charge for purchase consideration given to certain employees. Stock based compensation of $0.5 million incurred in the first quarter of 2001 for contingent consideration related to the acquisition of Kendro Communications was reclassed to loss from discontinued operation.

Stock based compensation of $6.1 million for the nine month period ended September 30, 2000 consists of a $1.6 million charge for shares issued to employees, $3.3 million in amortization of deferred compensation from acquisitions and $1.2 million in amortization of deferred compensation for restricted shares.

WRITE-OFF OF IN PROCESS TECHNOLOGY AND OTHER MERGER RELATED COSTS. Write-off of in process technology and other merger related costs of $5.1 million for the nine month period ended September 30, 2000 is primarily acquired in-process technology from the acquisition of IMAKE, amounting to $4.7 million, that was immediately charged to operations and costs associated with integrating acquired operations.

RESTRUCTURING AND EXIT COSTS. The restructuring charges of $1.0 million for the nine month period ended September 30, 2001 relate to the reduction of employee headcount and office space. This restructuring involved the involuntary termination of approximately 100 employees in January, 100 employees in April and 25 in September. The charges were $0.3 million, 0.2 million and $0.5 million in the first, second and third quarter of 2001, respectively.

GAIN ON SALE OF NON-CORE ASSETS. The $1.5 million gain for the nine month period ended September 30, 2001 relates to the sale of our Exactis subsidiary and the sale of the intellectual property of Sabela and AwardTrack. A portion of the gain on the sale of Exactis is deferred and is recognized as services from Exactis are used and at the time the escrow is released.

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

As a result of our reviews at each quarter end, management determined that the fair value of goodwill and other intangible assets attributable to Mail, Exactis, WSR and Imake were less than their recorded carrying values. We recognized $68.2 million in impairment charges to adjust the carrying values of these entities in the nine months ended September 30, 2001. Of this amount, $25.3 million related to Mail, $26.9 million to WSR, $11.5 million to IMAKE and $4.5 million to Exactis. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future. During the second quarter of 2001 management resolved to cease funding of its European operations. As a result, the net assets including an impairment charge of $7.7 million related to Europe has been reflected as loss from discontinued operations in the 2001 consolidated statement of operations.

INTEREST INCOME, NET. Interest income, net was $0.1 million and $0.8 million for the three and nine month period ended September 30, 2001 compared to $0.5 million and $1.2 million for the three and nine month period ended September 30, 2000. The decrease is attributable to lower cash balances.

GAIN ON SALE OF INVESTMENTS. The gain on sale of investments was $0.9 million and $5.0 million for the three and nine month period ended September 30, 2001 and $14.9 million and $38.0 million for the three and nine month period ended September 30, 2000. These gains relate to sales of the Company's available-for-sale and securities as well as its cost based investment in Idealab!. As of September 30, 2001, the Company has sold all of its available-for-sale securities.

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

LOSS FROM DISCONTINUED OPERATION. On August 6, 2001, the Company determined that it would cease funding to its European subsidiaries and communicated that to 24/7 Europe NV's Board of directors. Management of 24/7 Europe has shut down all operations. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $7.5 million including restricted cash of $0.5 million versus $25.9 million including restricted cash of $0.8 million at December 31, 2000. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. Not included in the cash and cash equivalents as of September 30, 2001 is restricted cash held in escrow of $1.5 million due to be released in August 2002.

The value of our investments totaled $11.3 million at December 31, 2000. These investments generally related to equity and cash transfers from us for minority equity ownership positions. Such investments included, but were not limited to, chinadotcom, Network Commerce, i3Mobile, Naviant, Inc. and idealab! We used approximately $6.1 million in cash to fund these investments in the first half of 2000. In addition, we acquired majority and full ownership positions in IMAKE, Sabela, AwardTrack, iPromotions, Exactis and Website Results in the nine months ended September 30, 2000 through the transfer of common stock and cash. Cash acquired, primarily related to our acquisition of Exactis, net of cash paid for our 2000 acquisitions approximated $24.0 million. As of September 30, 2001, all remaining investments are 100% reserved.

We generated a portion of our liquidity through our monetization of our investment in marketable securities and available for sale securities which generated approximately $6.9 million and $49.9 million in the nine month periods ended September 30, 2001 and 2000, respectively. At the end of September 2001, we sold our remaining cost based investments for $2.5 million, the proceeds of which were received in October 2001. We used approximately $30.6 million and $67.4 million of cash in operating activities from continuing operations during the nine month periods ended September 30, 2001 and 2000, respectively, generally as a result of our operating losses from continuing operations, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments, impairment of investments and intangibles, gain on sale of non-core assets and non-cash related equity transactions and restructuring and exit costs, write-off of acquired in-process technology and also by significant changes in accounts receivable, accounts payable and deferred revenue.

Net cash provided by investing activities was approximately $23.0 million and $48.6 million in 2001 and 2000, respectively. The majority of the cash provided by investing activities related to proceeds received from our sale of a portion of our investment in marketable securities and available-for-sale securities which amounted to $6.9 million in 2001 and $49.9 million in 2001 and 2000, respectively. In 2000, we continued investment in technology and efforts to develop our infrastructure through capital expenditures, including capitalized software. Cash used for such expenditures totaled approximately $19.0 million for 2000. To the extent we continue to acquire additional ad serving hardware, invest in enhancing or expending our current product lines, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could continue to be significant. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

As of September 30, 2001, we have approximately $0.9 million remaining of cash outlays relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. The payments are scheduled to be completed in June 2002.

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

On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings . The agreement gives us the ability to sell up to $50 million of our common stock to Maya pursuant to periodic draw downs. The draw downs are subject to our ability to continue trading on the NASDAQ and our trading volumes and prices. As a result, our ability to utilize this equity credit line is limited and there can be no assurances that it will provide the resources necessary to fund our needs. As of September 30, 2001, we have not drawn down on this facility. We are continuing to evaluate other fund raising vehicles.

On October 30, 2001, we entered into a merger agreement with Real Media, Inc., a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger between the Company, Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, we acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares of our common stock, equal to 19.9 percent of our common stock prior to the merger. In the transaction, we acquired net assets worth $1.2 million. Additionally, PubliGroupe USA Holding loaned $4.5 million to Real Media in exchange for a five-year note, guaranteed by us, with an interest rate of 4.5%, and agreed to lend up to an additional $3.0 million to us, subject in part to the achievement of target operating results. The proceeds of the $4.5 million loan are primarily being used to finance Real Media's restructuring plan, which provides for office closings, workforce reductions, transition and integration costs and other related obligations. The additional loans have terms of three years and incur interest at 6% payable upon maturity. Proceeds of $1.5 million related to the additional loans are due to be receive on January 2, 2002 and are not subject to any contingencies. The remaining $1.5 million is conditional upon us achieving targeted operating results in the first quarter of 2002 as set forth in the agreement.

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing October 1, 2001. We have limited operating capital and no current access to any meaningful funds from our credit facilities. Our continuing operations therefore will depend on our ability to raise additional funds through sale of certain divisions, bank borrowings or equity or debt financing. We cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us on commercially reasonable terms, or at all.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the decline in the share price of our Common Stock and our continued operating losses in April 2001, we received a letter from the Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted if we do not satisfy these requirements by July 5, 2001. We did not satisfy those requirements and the Company requested a hearing, which was held on August 24, 2001. Under Nasdaq rules, the scheduled delisting was stayed pending the outcome of the hearing. On August 31, 2001, the Company announced that, in order to seek to increase the price per share of its common stock and regain compliance with Nasdaq requirements, it intended to recommend to its stockholders approval of a reverse stock split of its common stock, which would result in stockholders being issued one new share for each ten to 20 shares previously held. In September 2001 the Company received notice from Nasdaq that due to the recent events Nasdaq was suspending its minimum share bid price and market capitalization requirements through at least December 31, 2001. It is currently the expectation of management that Nasdaq will reinstate its bid price and market capitalization requirements in some form as of January 2, 2002, and that, if the Company's stock price remains below $1.00 through May 2002, the Company will again have to consider a reverse stock split in order to regain compliance with Nasdaq requirements. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

If the inclusion of our securities in NASDAQ is discontinued, trading, if any, in the securities may then continue to be conducted in the non- NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, nothing that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful like acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit of all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

And finally, any unamortized negative goodwill (and equity method negative goodwill) existing at the date of Statement 142 adopted must be written off as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

Goodwill is excluded from the scope of Statement No. 144. That is, a goodwill impairment write-down will never occur as a result of applying Statement 144. However, it is possible for a long-lived asset group under Statement 144 to include goodwill. Goodwill will be included in the carrying amount of a Statement 144 asset group if that group is, or includes, a reporting unit under Statement 142. This scenario is unlikely for large companies, however, it could be encountered for small companies. When impairment is measured under Statement 144, the carrying amount of the asset group is compared to the group's fair value. Any shortfall is recognized as a reduction to the carrying amounts of only the long-lived assets in the group. The carrying amount of goodwill is then evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets, once Statement No. 142 is adopted. Companies are required to adopt Statement No. 142 no later than the year beginning after December 15, 2001.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


RISK FACTORS

You should carefully consider the following risk factors before you decide to buy our common stock. These risks may adversely impair our business operations.

WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the 12 months commencing October 1, 2001 and there can be no assurance that new funds can be secured when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to monetize our non-core assets, raise additional financing to meet our cash and operational needs or reduce our operating expenses to address this going concern issue.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses in April 2001, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by July 5, 2001. On August 31, 2001, the Company announced that, in order to seek to increase the price per share of its common stock and regain compliance with Nasdaq requirements, it intended to recommend to its stockholders approval of a reverse stock split of its common stock, which would result in stockholders being issued one new share for each ten to 20 shares previously held. In September 2001 the Company received notice from Nasdaq that due to the recent events Nasdaq was suspending its minimum share bid price and market capitalization requirements through at least December 31, 2001. It is currently the expectation of management that Nasdaq will reinstate its bid price and market capitalization requirements in some form as of January 2, 2002, and that, if the Company's stock price remains below $1.00 through May 2002, the Company will again have to consider a reverse stock split in order to regain compliance with Nasdaq requirements. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $163.4 million and $102.8 million for the nine months ended September 30, 2001 and 2000, respectively. Each of our predecessors had net losses in every year of their operation. We anticipate that we will incur operating losses for the foreseeable future due to a high level of planned operating and capital expenditures. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

        -   the addition of new or loss of existing clients;

        - changes in fees paid by advertisers and direct marketers or other clients;

        - changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;

        - the demand by advertisers, Web publishers and direct marketers for our advertising solutions;

        - the introduction of new Internet marketing services by us or our competitors;

        - variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

        -   changes in governmental regulation of the Internet; and

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In the past nine months, we reduced our workforce by over 1,000 employees. We have also left positions unfilled when certain employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

OUR CLOSING OF SEVERAL OFFICES AND CONSOLIDATION OF FUNCTIONS MAY IMPAIR OPERATIONS.

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

OUR FINANCIAL PERFORMANCE MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS AND TO COLLECT REVENUES.

The publicity we receive in connection with our financial performance and our measures to remedy this performance generate negative publicity, which may negatively affect our reputation and our business partners' and other market participants' perception of our company. If we are unable to maintain the existing relationships and develop new ones, our revenues and collections could suffer materially.

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

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE MUCH OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

The majority of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000 and has continued to decline throughout 2001 and is expected to continue through the second quarter of 2002, which could have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

The 24/7 Network generates a substantial portion of our revenues, and we expect that the 24/7 Network will continue to account for a substantial portion of our revenue for the foreseeable future. The 24/7 Network consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the three month periods ended September 30, 2001 and 2000, approximately 25% and 13%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the three month period ended September 30, 2001, the top ten Web sites included Earthlink, Inc., AT&T WorldNet Service, Epipo, Inc. (180 Solutions), MusicCity.com, 2GK Inc. (Quotetracker), Spedia.com, Inc., Yifan Communications, Inc., Infogames Inc. (Games.com), Cydoor Desktop Medai and AdOrigin Corp. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above will remain associated with us or that such Web sites will not experience a reduction in online traffic on their sites. We cannot assure you that we will be able to replace any departed Web site in a timely and effective manner with a Web site with comparable traffic patterns and user demographics. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three month period ended September 30, 2001, our top ten customers accounted for approximately 40% of our total revenues. Customers typically purchase advertising or services under agreements on a short term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

WE HAVE GROWN OUR BUSINESS THROUGH ACQUISITION.

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired thirteen more companies. In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations. We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

        - the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

        - the diversion of management's attention from other business concerns;

        - the availability of favorable acquisition financing for future acquisitions; and

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON
STOCK.

As of November 9, 2001, we had 49,507,662 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of common stock or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

OUR CESSATION OF INTERNATIONAL OPERATIONS MAY POSE LEGAL CHALLENGES.

On August 5, 2001, we advised our 24/7 Europe subsidiary that we intended not to provide them with any additional funding. As a result of this decision, 24/7 Europe may not have sufficient resources to fund its operations and may commence insolvency proceedings. Although it is generally the case that shareholders of European corporations are not liable for the debts and other obligations of the corporations, there can be no assurance that creditors of our European subsidiaries will not seek to impose liability on the Company.

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

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR
COMPANY.

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

     -    discourage potential acquisition proposals;

     -    delay or prevent a change in control;

     - impede the ability of our stockholders to change the composition of our board of directors in any one year; and - limit the price that investors might be willing to pay in the future for shares of our common stock.

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

As a result of our acquisition of Real Media, we continue to transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the countries in which the currency is the Euro. The effect of foreign exchange rate fluctuations for 2001 and 2000 has not been material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None.

(b)      Reports on Form 8-K.

None.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date:  November 14, 2001

                                            By:  /s/  David J. Moore
                                                 -------------------
                                                 David J. Moore
                                                 President and Chief Executive
                                                 Officer

                                            By:  /s/  Stuart D. Shaw
                                                 -------------------
                                                 Stuart D. Shaw
                                                 SVP of Finance & Administration