Form 10-Q/A
period 2001-09-30
24/7 MEDIA INC
filed 2001-11-16
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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


       24/7 Real Media, Inc. hereby amends its September 30, 2001 Form 10-Q in order to correct the operating loss dollar amount previoulsy disclosed in the three months ended September 30, 2001 statement of operations of $(38,850) to $(30,850). The change made herein did not result in any changes to the dollar amounts previously recorded for revenues, net loss, net loss per share, total assets, total liabilities or total stockholders' equity.

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

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                 --------------------------------   -------------------------------
                                                                      2001               2000            2001             2000
                                                                 --------------   ---------------   ---------------   -------------
                                                                           (unaudited)                         (unaudited)
Revenues:

  Integrated Media Solutions....................................   $      7,039      $     30,404     $     28,269     $    104,885

  Technology Solutions..........................................          1,271             9,696           12,790           15,430
                                                                 --------------   ---------------   ---------------   -------------
    Total revenues..............................................          8,310            40,100           41,059          120,315
                                                                 --------------   ---------------   ---------------   -------------

Cost of revenues:

  Integrated Media Solutions....................................          7,495            21,846            24,814          77,742

  Technology Solutions (exclusive of $157, $0, $472 and $0,
   respectively, reported below as stock-based compensation)....            600             2,864             4,191           5,244
                                                                 --------------   ---------------   ---------------   -------------
    Total cost of revenues                                                8,095            24,710            29,005          82,986
                                                                 --------------   ---------------   ---------------   -------------

    Gross profit................................................            215            15,390            12,054          37,329
                                                                 --------------   ---------------   ---------------   -------------

Operating expenses:

  Sales and marketing (exclusive of $36, $651, $497 and $1,953,
   respectively, reported below as stock-based compensation)....          3,686            12,809            17,158          32,133

  General and administrative (exclusive of $173, $662, $1,182 and $1,335, respectively, reported below as stock-based
   compensation)................................................          5,660            14,792            29,442          33,691

  Product development (exclusive of $221, $913, $504 and $2,809,
   respectively, reported below as stock-based compensation)....          2,565             7,889            12,523          11,057

Amortization of goodwill, intangible assets and advances........          3,641            44,056            18,094          73,939

Stock-based compensation........................................            587             2,226             2,655           6,117

Write-off of acquired in process technology and merger related
 costs..........................................................            -                 152               -             5,146

Restructuring and exit costs....................................            521               -               1,011             -

Gain on sale of non-core assets, net............................           (647)              -              (1,529)            -

Impairment of intangible assets.................................         15,052               -              68,169             -
                                                                 --------------   ---------------   ---------------   -------------

    Total operating expenses....................................         31,065            81,924           147,523         162,083
                                                                 --------------   ---------------   ---------------   -------------

    Operating loss..............................................        (30,850)          (66,534)         (135,469)       (124,754)


Interest income, net............................................            133               501               750           1,234

Gain on sale of investments, net................................            882            14,885             4,985          37,988

Impairment of investments.......................................            -                 -              (3,089)            -
                                                                 --------------   ---------------   ---------------   -------------

Loss from continuing operations.................................        (29,835)          (51,148)         (132,823)        (85,532)

Loss from discontinued operation................................         (1,018)           (5,640)          (30,540)        (17,268)
                                                                 --------------   ---------------   ---------------   -------------
Net loss........................................................   $    (30,853)     $    (56,788)    $    (163,363)   $   (102,800)
                                                                 ==============   ===============   ===============   =============

Loss  per common share-basic and diluted

Loss from continuing operations.................................   $      (0.67)     $      (1.34)    $       (3.04)   $      (2.83)

Loss from discontinued operation................................          (0.03)            (0.15)            (0.70)          (0.57)
                                                                 --------------   ---------------   ---------------   -------------
Net loss........................................................   $      (0.70)     $      (1.49)    $       (3.74)   $      (3.39)
                                                                 ==============   ===============   ===============   =============
Weighed average common shares outstanding......................     44,363,935        38,122,316       43,630,239       30,307,724
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