Form 10-K
period 2001-12-31
24/7 MEDIA INC
filed 2002-04-01
CIK 1062195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31,
           2001.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM       TO
                 .

                          COMMISSION FILE NO. 0-29768

                            ------------------------

                             24/7 REAL MEDIA, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3995672
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION)
       INCORPORATION OR ORGANIZATION)

                                 1250 BROADWAY
                               NEW YORK, NEW YORK        10001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of voting stock held by non-affiliates of registrant as of March 26, 2002: $8,419,000.

    Number of shares of Common Stock outstanding as of March 26, 2002: approximately 49,433,309.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             24/7 REAL MEDIA, INC.
                        2001 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

ITEM NO.                                                                  PAGE
--------                                                                  ----
PART I

 1.       Business of the Registrant..................................      1
 2.       Properties..................................................     12
 3.       Legal Proceedings...........................................     12
 4.       Submission of Matters to a Vote of Security Holders.........     14

PART II

 5.       Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     15
 6.       Selected Consolidated Financial Data........................     16
 7.       Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     18
 7A.      Quantitative and Qualitative Disclosure About Market Risk...     35
 8.       Consolidated Financial Statements and Supplementary Data....     47
 9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     47

PART III

10.       Directors and Executive Officers............................     48
11.       Executive Compensation......................................     51
12.       Security Ownership of Certain Beneficial Owners and
            Management................................................     56
13.       Certain Relationships and Related Transactions..............     57

PART IV

14.       Exhibits Consolidated Financial Statements, and Reports on
            Form 8-K..................................................     57

    This report contains Forward-Looking Statements based on our current expectations, assumptions, estimates and projections about 24/7 Real Media and our industry. These Forward-Looking Statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such Forward-Looking Statements as a result of certain factors, as more fully described in this Annual Report. 24/7 Real Media undertakes no obligation to update publicly any Forward-Looking Statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1. BUSINESS OF THE REGISTRANT

OVERVIEW

    24/7 Real Media provides marketing solutions to the digital advertising industry. Through its comprehensive suite of online marketing and technologies services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution. Our business is organized into two principal lines of business:

    - Technology Solutions: Open Adstream, our proprietary advertising delivery and management suite, was developed by Real Media, which was subsequently acquired by 24/7 Media on October 30, 2001. 24/7 Real Media also partners with other companies to offer complementary plug-ins and modules. Through a global sales force and account management team, both local and centrally-served solutions are offered to Web sites, ad networks, ad agencies, and advertisers; and

    - Integrated Media Solutions: 24/7 Real Media connects advertisers to high-quality audiences through four products: (i) the 24/7 Network of marquee branded Web sites and prestigious niche Web sites; (ii) one of the largest permission based email databases; (iii) a comprehensive promotions suite; and (iv) a leading search engine results listings service.

    See factors affecting the comparability of 2001 and 2000 in Management's Discussion and Analysis of Operations 2001 compared to 2000.

COMPANY HISTORY

    24/7 Real Media was formed through the merger of 24/7 Media and Real Media on October 30, 2001.

    - 24/7 Media has been publicly-traded since August 1998. It was formed in February 1998 to consolidate three Internet advertising companies, and subsequently acquired several more companies. 24/7 Media's solutions included advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, email delivery, email service bureau, data analysis, search engine result optimization, and broadband/convergence solutions. In the wake of a broad downturn in the global economy and the Internet sector in particular, in November 2000, 24/7 Media initiated a strategic operating plan pursuant to which it divested non-core assets to focus on its core business. Between
      November 2000 and January 2002, 24/7 Media sold its Exactis.com, our email service bureau; Sabela, a third party adserver, AwardTrack, an sponsor of online customer retention programs, and IMAKE, a provider of broadband and professional services, subsidiaries and ceased funding 24/7 Europe, which subsequently ceased operations. This enabled the Company to focus on its core products--advertising network, email list brokerage, email list management, promotions and search engine results.

    - Real Media, formerly a privately-held company, commenced sales of its Internet advertising solutions in 1996, including its proprietary ad management software, Open AdStream, which was used by Web sites worldwide to manage the planning, delivery, measurement and reporting of ad campaigns on their sites. Real Media also operated an Internet advertising network in the United States and Europe.

    24/7 Real Media emerged from its merger as one of the only remaining companies providing both integrated technology and media solutions to third party web publishers and advertisers. For clients and partners of 24/7 Real Media, the combination of Real Media's proprietary Open AdStream-TM- technology and 24/7 Media's comprehensive suite of media offerings generates revenues for Web sites, helps advertisers reach specific audiences, and enables the Company to serve more as a partner rather than a mere intermediary. The merger also created cost synergies for the Company through the rationalization of technology platforms, elimination of redundant personnel, and consolidation of facilities. 24/7 Real Media now seeks to drive revenue growth through cross-pollenization of personnel and product lines.

INDUSTRY BACKGROUND

    We operate in the Internet advertising, direct marketing and technology industries. The Internet has rapidly emerged as an important global medium for facilitating communication, disseminating information and conducting commerce. Growth in the number of Internet users is expected to continue as new technologies are developed and adopted, as Web access and bandwidth increase, and as Internet content becomes more dynamic. As the number of Internet users worldwide grows, advertisers are expected to increase spending on online advertising. Our customized solutions allow advertisers and direct marketers to tailor their ad campaigns to reach desired audiences, while reducing costs, easing time pressures and alleviating the need to purchase a series of ad campaigns from numerous Web sites. After several years of robust growth, the market for Internet advertising entered a downturn in mid-2000 which has continued through the first quarter of 2002.

    The interactive nature of the Internet offers advertisers several distinct advantages over traditional media. Internet users interact with Web sites in multiple ways, such as registering for the sites, requesting information, and purchasing goods or services. Internet technologies enable sites to capture the data generated by this interaction, which may include user demographics and preferences as well as transactional data. Analyzing this data permits Web sites to better understand the characteristics of their user base and communicate this detailed information to advertisers, providing several advantages:

    - ABILITY TO TARGET SPECIFIC/INDIVIDUAL AUDIENCES: Internet technologies enable the separate delivery of content and advertisements to each individual Web browser, allowing different users to view the same Web page at the same time while receiving different ads. As a result, sites that can identify individuals and gather information through user interaction which the site can offer advertisers the ability to target or personalize their messages to specific audiences or individuals.

    - ABILITY TO TRACK AND MEASURE ADVERTISING EFFECTIVENESS: Increasingly sophisticated ad management technology enables sites to track and measure the effectiveness of ad campaigns as they are running. In traditional media, advertisers receive general reports at the conclusion of a campaign. The ability to receive continuous campaign feedback enables advertisers and direct marketers to refine campaigns in "real time" according to actual customer behavior or product availability.

    - GREATER COST-EFFECTIVENESS: Internet advertising campaigns tend to be more cost-effective than similar types of traditional media campaigns because advertisers can better target their messages to individuals, modify campaigns as they are delivered and pay less, in general, to reach a similar audience size. Additionally, the Internet allows advertisers to more efficiently deliver campaigns in local markets worldwide by allowing ads to be delivered simultaneously to multiple local sites without having to purchase inventory from each site separately.

    Within the advertising sector, several fundamental trends are emerging as the industry adjusts to the introduction of new delivery mediums (i.e., Internet, Wireless, iTV, Cable, etc.). Specifically, the growth of new mediums is coming at the direct expense of traditional mediums. A study completed in November 2001 by the UCLA Center for Communication Policy found that
72.3 percent of Americans now have online access, up from 66.9 percent in 2000, and that average hours per week spent online increased from 9.4 hours in 2000 to
9.8 hours in 2001, while time spent watching television decreased. Internet users spend 4.5 fewer hours a week watching television than non-users.

    In December 2001, Universal McCann projected total U.S. ad spending would rise 2.4% to $239 billion in 2002. In March 2002, eMarketer, a leading trade publication, projects that the online ad spending will grow 11% in 2002. In a report published in December 2001, Gartner said it expects the online ad market to grow 137% by 2005. This compares to zero expected growth across all broadcast and print media during the same period. Thus, in 2000, Myers Group projected that the Internet's share of total advertising spending will grow from 1.6% in 1999 to 11% in 2005.

BENEFITS TO ADVERTISERS AND DIRECT MARKETERS

    We reduce costs and ease time pressures for advertisers and direct marketers by alleviating the need to purchase a series of ad campaigns from numerous Web publishers or direct marketers. Our network and email lists provide advertisers and direct marketers with access to a wide variety of online content and a broad reach of users. Advertisers and direct marketers customize their ad delivery on our network or email lists by purchasing ad space either on selected Web sites within our network, within a particular content channel or across the entire network, as well as on our email lists. In addition, we provide advertisers and direct marketers with comprehensive reporting services to monitor the effectiveness of ad delivery. Our 24/7 Website Results service enables advertisers to attract highly-qualified traffic through prominent placement in the results listings of major Internet search engines. Our 24/7 Mail technology provides companies a suite of permission-based email marketing and communications products and services that allow marketers to precisely, efficiently and personally interact with customers, and retain and grow these valuable relationships.

BENEFITS TO WEB PUBLISHERS

    Affiliation with our online advertising network enables Web publishers to generate advertising revenues by gaining access to advertisers and direct marketers without the costs and challenges associated with building and maintaining their own ad sales force and ad serving technology. Web sites in our network benefit from our experienced management team, our extensive sales and marketing organization and our direct access to advertisers and agencies. The organization of our network into content channels enhances the value of inventory on small to medium-sized Web sites. We also provide sophisticated tracking and reporting functions for our Web sites. The targeting capabilities of our Open AdStream ad serving technology enable us to increase the value of Web publishers' inventory.

THE 24/7 REAL MEDIA STRATEGY

    Our objective is to provide comprehensive marketing and technology solutions for Web publishers, online advertisers and direct marketers to enable them to attract and retain customers. We intend to further this objective by continuing to implement the following interconnected strategies:

    - We intend to maintain and extend our prominent role in online advertising technology by continuously developing and enhancing our technology systems. One of our principal focuses will be the integration of all our technologies across Web sites, email, wireless services, set-top boxes and other Internet appliances.

    - We continually seek to identify additional value-added services for our clients, in order to help them attain their customer acquisition and revenue goals. We believe that we offer among the broadest range of solutions to advertisers and Web publishers. Our solutions include advertising and direct marketing sales, ad serving, promotions, email list management, email list brokerage, and search engine results optimization, all delivered from our proprietary technology platforms.

    - We plan to continue to recruit high-profile Web sites for our 24/7 Network, to extend our reach and to provide a broad base of desirable page views and online content to advertisers. Such a collection of Web sites of diverse sizes and content allows advertisers to target Internet users by interest and enhances the value of each of our Web sites' inventory. An increased number of Web sites in our network and an expanded breadth of available targeted content on such Web sites will further enable advertisers to consolidate their ad purchases and will improve our brand awareness and visibility with media buyers.

    - We intend to maintain and extend our prominent role in email direct marketing by aggressively expanding our network of email lists worldwide. We intend to develop capabilities for adding email addresses to our database from non-English language consumers.

    - We seek to continually enhance the quality of our sales force and sales management through the hiring of experienced media sales personnel who are well equipped to work in a difficult media environment, as well as through a continuing program of sales education and training. We intend to provide the highest level of customer service in our industry.

    - We seek to increase the rate at which users click on advertisements by employing the targeting capabilities of OpenAdstream to deliver advertisements to a more highly targeted audience, resulting in more effective advertising campaigns. Furthermore, we believe that as we increase the breadth and depth of our content channels, the sale of ads targeted to specific channels will increase. We intend to further increase the value of our Web sites' ad inventory by selling sponsorships on our Web sites and by further refining our management of ad space inventory.

    Over the past year we have reduced the size and scope of our Integrated Media Solutions business due to the difficult market conditions. Our core media organization, centered around the 24/7 Network, and enhanced by 24/7 Mail, iPromotions, and 24/7 Website Results, is sized for the current market opportunity, but can be quickly expanded if and when online advertising spending stabilizes and begins to accelerate. 24/7 Real Media has expanded its core OpenAdstream technology platform, which was acquired with Real Media, during challenging market conditions. Its robust, flexible, open architecture allows for integration among products and enables cost-efficient, high-impact product development. Any enhancement to the OpenAdstream platform benefits most of our technology and media products, resulting in operating leverage and cost efficiencies. The Company expects to develop additional technology and media products based upon OpenAdstream.

OUR PRINCIPAL LINES OF BUSINESS

TECHNOLOGY SOLUTIONS

OPENADSTREAM

    Open AdStream, developed in 1996, is the cornerstone of 24/7 Real Media's technology offering and is an effective and efficient means of delivering Internet advertising. Its multi-platform, ad-format agnostic delivery engine is efficient and highly scalable. It is capable of delivering multiple types of ad formats across emerging electronic platforms, such as Wireless Applications Protocol and iTV.

    OpenAdstream was created with an eye towards enhancing the ability of Web sites and advertisers to protect their user data--the "media asset" of the Web. This competitive advantage on privacy is a feature that clearly sets OpenAdstream apart from the competition.

    24/7 Real Media has a complete suite of distinct Open AdStream products created to suit the individual needs of Internet advertisers and publishers. Basing each product on the standard OpenAdstream software code provides 24/7 Real Media with ways to leverage OpenAdstream cost effectively. For example, it only takes one group of personnel to maintain and support several different OpenAdstream products. Customers also benefit by being able to migrate between OpenAdstream products with minimal cost, labor, and downtime.

OPENADSTREAM LOCAL (OASL)

    The locally installed version of Open AdStream, which is hosted on a website's own servers, offers Internet publishers compelling advantages over other ad serving solutions, including:

    - Cost advantage based on return-on-investment;

    - Speed, efficiency, and scalability;

    - Exclusive ownership of user data; and

    - Control over ad delivery

    A compelling cost advantage is created when publishers use Open Adstream. Since the software is purchased and installed by the publisher and they are not charged per ad delivered, they are able to leverage an essentially fixed-cost base, with minimal variable cost, for ad delivery. Revenue generated from this product represents software license and maintenance fees.

    Open Adstream's local ad delivery architecture is more efficient than third-party delivery because the ad comes directly from the publisher's Web servers. We believe that Open Adstream also offers greater scalability than other products.

    Publishers who use Open Adstream retain control over their user data, just as offline media companies do. Since 24/7 Real Media does not have access to a client's user data, it does not co-mingle this data with those of other clients to exploit it for its own purposes.

    Finally, since the publisher operates, controls, and physically owns the equipment that is serving the ads, a local ad delivery installation maintains the maximum amount of control over ad serving.

    Other key benefits to the customer include:

    - REAL TIME MANAGEMENT--campaigns are monitored and managed in real time, so performance is easily optimized;

    - CAMPAIGN SCHEDULING--multiple delivery options ensure optimum planning and reporting;

    - SPECIFIC TARGETING--Open Adstream is capable of targeting by domain, country, operating system, browser name or version. Additional modules enable users to tailor the targeting capabilities to their needs. Among these are: Cookie Targeting, Keyword Targeting, Geo-Targeting and Privacy Proxy Module;

    - FLEXIBLE REPORTING--Reports can be defined by site, advertiser, section, viewer, click-throughs, etc.; and

    - INVENTORY MANAGEMENT--Users maximize revenue by forecasting the amount of advertising space available on their site. Open Adstream automatically analyzes historical data to project inventory capacity, and instantly determines what is available and what already has been sold.

SELECTED OPEN ADSTREAM CLIENTS

    Technology clients in North America include: Weather.com, USA Today, Playboy.com, New York Times Digital, MP3.com, Blomberg.com, Internet.com, Fortune City, Discovery.com and Forbes.com. Technology clients in Europe include: NTL, Fox Kids, TF1, Le Monde, Axel Springer Verlag, Der Spiegel, Recoletos, Grupo Prisa, Aftonbladet and II Sole 24 Ore.

OPENADSTREAM CENTRAL (OASC)

    OASc is the centrally-hosted version of Open Adstream. 24/7 Real Media hosts the software for the client via multi-location, fully redundant data centers. Open AdStream Central provides all the features and functionality of the locally installed Open Adstream product within a secure, managed environment.

    OASc is priced per ad delivered and is for publishers who do not wish to host a local ad serving solution. Frequently, these are Web sites who do not have the resources, time, or personnel required to host their own ad serving system. Revenue generated from this product is based on specified pricing dependent upon usage levels.

    Like all 24/7 Real Media products and services, Open AdStream Central protects the user data that is a Web publisher's most important asset.

OPENADSTREAM NETWORK (OASN)

    OASn is the OASc product customized and optimized to run on a network of Web sites. OASn is currently only being used internally by us to serve ads across 24/7 Real Media's network of Web sites. It serves approximately two billion impressions per month--a testament to the robust scalability of the Open Adstream product line. Plans are being made to launch OASn as a separate product, which is scheduled for 2002.

OPENADVERTISER (OAD)

    OpenAdvertiser is the newest product to be based on our Open Adstream software. It is an ad management solution designed for advertisers, media buyers, and advertising agencies who want to control their online campaigns--from purchase to delivery and beyond. It enables agencies to precisely analyze their advertisers' campaigns and provide value-added recommendations for follow-up marketing programs through completely new and detailed reporting options.

    As with all Open Adstream products, OAD provides full control of all the data associated with each campaign, including the vital unique user data--the aggregate of Web users who comprise advertisers' targets. OAD actually enables agencies to build new business models on this ownership. Agencies can monetize all the user data associated with their online campaigns, leveraging this data for their clients and enabling them to build residual and ancillary revenue streams from it.

    OAD has been sold in Europe since May-2001 and is expected to be available in North America in August 2002. Revenue generated from this product is based on specified pricing dependent upon usage levels.

INTEGRATED MEDIA SOLUTIONS

INTERNET ADVERTISING NETWORK

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

    The Network provides a customized online strategy utilizing premier brands, content targeting and mass reach. It is a Web advertising solution that delivers tailor-made, targeted campaigns for marketers who demand the highest response, content alignment, quality brand affiliation, and best value in online advertising.

    Our premier Websites include the following:

- Investors.com                        - AT&T Business
- Anandtech                            - National Review
- Tom's Hardware                       - EarthLink
- AmTrak                               - American Interactive Media (AIM)

    In Canada, we provide advertising sales and delivery services and related functions to English and French language Web sites including the AOL Canada properties, Expedia.ca, Netscape.ca, Canada Newswire, MLS Online and Bellzinc.ca.

    In Europe, we provide advertising sales and delivery services and related functions to Web sites. The network currently covers France, Germany and the U.K.

CHANNELS ON THE 24/7 NETWORK

    The Network consists of quality branded Web sites in key content areas via content channels including:

- Automotive                           - Business to Business
- Lifestyle                            - Entertainment
- Health                               - News/Opinion Leaders
- Personal Finance                     - ISP/Search
- Shopping                             - Sports
- Technology                           - Travel

ADVERTISERS ON THE 24/7 NETWORK

    We focus our sales and marketing efforts on the leading Internet and traditional advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies employ us in various ways. Advertisers and advertising agencies typically buy advertising using written purchase order agreements that run for a limited time. Based on our breadth of online content and our extensive reach, we have the ability to package personalized advertising solutions for advertisers and advertising agencies. Our sales force works closely with advertisers to customize ad delivery to enhance the effectiveness of advertising campaigns.

    Our advertisers in the past year have included:

- American Express                     - Ameritrade
- AT&T                                 - British Airways
- Citibank                             - Entrepreneur.com
- Ford Motor                           - General Mills
- Hallmark                             - Hertz
- Hotjobs.com                          - IBM
- Intuit                               - Johnson & Johnson
- Motley Fool                          - MSN
- Sprint                               - State Farm
- The History Channel                  - Toyota
- Verizon                              - VISA
- Wells Fargo

24/7 MAIL

    24/7 Mail provides email direct marketing services. We believe our permission-based email marketing database of more than 38 million email addresses is one of the largest such databases in the world and enables direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. Our opt-in email direct marketing business offers direct marketers three key advantages over traditional postal direct marketing and banner advertising:

    - Opt-in email campaigns can be sent out immediately to millions of potential customers. Email campaigns generate results in a shorter period of time than traditional postal direct marketing, typically producing leads and sales within 24 to 48 hours, compared to six to eight weeks through offline direct marketing channels.

    - Opt-in email campaigns typically generate higher response rates than postal mail or banner ad campaigns. We believe that such response rates for email campaigns often exceed 2%, which we believe exceeds typical postal direct mail response rates.

    - Opt-in email campaigns cost less than traditional postal direct marketing campaigns. Forrester Research estimates that the typical delivery costs for email campaigns range from 5 to 10 cents per email message delivered, with such costs covering the expenses of list rental and online delivery. This cost compares to an average cost of between 50 cents and $1.00 per delivery for a traditional direct marketing campaign, including the list rental, printing, postage and processing fees.

    Our 24/7 Mail customers include Web sites that collect email addresses, direct marketers, advertisers and email list brokers. Our 24/7 Mail service allows a demographic selection of email addresses based on selected fields of self-reported user demographics and psychographics. The 24/7 Mail staff helps marketers maximize their return on investment through custom email marketing programs that reach targeted customers. 24/7 Mail provides reporting, campaign analysis and modeling. Our email address database offers direct marketers and email address list brokers more than 38 million permission-based email addresses gathered from a wide network of third-party Web publishers. We provide marketers and e-commerce retailers a selection of targeted email address lists designed to achieve maximum response to their offers.

24/7 MAIL PRODUCTS

    - LIST MANAGEMENT. We manage email lists from a diverse range of branded third-party Web sites. When a user consents to receive email or other marketing information through one of these Web site clients, the user's email address is added to a separate permission-based database which is housed and managed by us. However, the Web site from which the email address was derived continues to be the owner of these addresses.

    - ALLIANCE DATABASE. We believe the 24/7 Alliance database is one of the industry's largest, if not the largest, aggregated database of permission-based email addresses and related information. The database includes up to 35 fields of selectable self-reported preference data. Direct marketers can use the database to deliver e-marketing messages selected by preference, demographic and lifestyle elements.

    - LIST BROKERAGE. As a list broker, we rent third-party email lists in order to supplement our list management business on behalf of marketers who use email to reach prospects and customers. If a specific list is not under management by 24/7 Mail, we may rent specific lists from other list managers or directly from list owners on behalf of marketers. We believe that our list brokers deliver the industry's most sophisticated multi-source email campaign planning, implementation and reporting services.

24/7 WEBSITE RESULTS

    24/7 Website Results provides a cost-effective means of delivering a high volume of targeted visitors from Internet search engines to an advertiser's Website. With over five years experience, 24/7 Website Results is the premier provider of search engine quality traffic for online advertisers. Through strategic partnerships with the major search engines, we provide our extensive client base with high volumes of keyword-targeted search engine traffic that maximizes their return on investment. Our proprietary technology strategically addresses the search engine algorithm to ensure that our advertiser has proper coverage in the major search engines for relevant keywords and keyword phrases. Our advanced filtering technology ensures that advertisers receive the highest quality search engine traffic available.

    24/7 Website Results generates a significant volume of targeted search clicks per month to a site via their search engine traffic delivery system with some advertisers receiving in excess of 1 million clicks per month. Our performance based product offers a turn-key solution with no changes required to a site and seamless delivery of visitors, on a Cost-Per-Click model with no setup fees or other associated costs. Our clients only pay for the targeted search traffic our technology generates. 24/7 Website Results is currently working for some of the largest advertisers online.

    Additionally, 24/7 Website Results is one of the largest providers of a wide variety of highly relevant content to the search engines and portals that improves relevancy and maximizes the revenue generated from their search results. Partners with whom we share revenue from traffic include Inktomi, AltaVista, AskJeeves, Looksmart.com, and Yellowpages.com. Revenue is generated from this product on a cost-per-click basis.

24/7 IPROMOTIONS

    24/7 Real Media Promotions group ("24/7 iPromotions") is a prominent online promotions agency, providing promotional solutions that integrate with offline marketing programs. Using online sweepstakes and viral marketing provides marketers with instantly quantifiable results and savings. Our position in the online promotions industry helps marketers achieve branding and sales goals across all advertising media. In addition, 24/7 iPromotions has an in house design team that creates banners for advertising campaigns, enhances e-mail broadcasts with HTML or other rich media. Revenue generated from this product represent promotions and is typically on a project basis.

PRODUCT OFFERINGS INCLUDE:

    - Customized Sweepstakes. A customized sweepstakes designed, and hosted by 24/7 iPromotions will deliver qualified customer leads and increase sales conversions.

    - Viral Marketing. Our Tell-A-Friend program leverages word of mouth advertising to boost brand awareness or traffic.

    - Free Gift Programs. Lift response by rewarding visitors for completing a survey or joining an opt-in mailing list.

BENEFITS THAT IPROMOTIONS BRINGS TO ITS CLIENTS INCLUDE:

    The reasons why marketers would want to run a promotion online vary widely and can be as simple, or as complex, as marketing plans require. Some of the top objectives include:

    DRIVING WEB SITE TRAFFIC--Online promotions give target audiences an incentive to visit the site.

    EXPAND EMAIL REACH--An email incorporating a promotion or incentive can increase response rates by 15-50%.

    ACQUIRING DATA--With the right incentive, people will give a company 80% more information about themselves.

    INCREASE SALES--What Web visitors perceive as extra value (e.g. a discount on their next purchase) can help push 25% more customers through the shopping process.

    ENHANCING BRANDING EFFORTS--Unique promotions grab attention and increase brand recall by a significant margin.

    - EXPERTISE--We monitor trends in online promotions to ensure our clients are benefiting from best performing advertising tools and techniques. Our expertise also enables us to administer the legalities that go along with running large exposure promotions.

SALES ORGANIZATION

    We believe we maintain one of the top internet advertising sales organizations. We sell services worldwide from over a dozen offices in eight countries through a sales and marketing organization that included over 70 sales professionals as of February 28, 2002. In the United States, these employees are located at our headquarters in New York and our offices in Pennsylvania, Chicago, Austin, Los Angeles, San Francisco and Seattle. Globally, we also have offices in Canada, France, Germany, Spain, Switzerland, Sweden and the United Kingdom. Advertisers typically purchase advertising under written purchase order agreements that run for a limited time. Advertisers can purchase regionally, pan regionally or internationally from any office in our system. We believe that the terms of our purchase order agreements are consistent with industry practice. These agreements provide for our indemnification by the advertiser for breach of representations and warranties by the advertiser and limit the right of the advertiser to cancel or modify a campaign once commenced. We sell sponsorship advertising whereby an advertiser enters into a long-term agreement with a single Web site, typically with exclusivity and renewal privileges and restrictions on the advertisers' ability to cancel the agreement. Sponsorship advertising involves a greater degree of integration among our company, the advertiser and our Web sites. We believe that advertiser awareness of our company and our services is critical to our success. As a result, we seek to continually communicate with advertisers and advertising agencies through our Web site, trade publication advertisements, public relations, direct mail, ongoing customer communications programs, promotional activities, trade shows and online advertisements over our networks and on third party Web sites.

PRIVACY PROTECTION

    The growth of our business and of the Internet depends on user trust in the integrity of the Internet. We believe that fostering user confidence in online privacy is an integral component of our mission We intend to continue to be, a leader in respecting users' privacy in all of our marketing initiatives. We believe strongly that consumers must have both notice and choice as well as the confidence that their information is secure. We currently do not collect non-personally identifiable information in the delivery of internet advertising. We built our Open Adstream technology with user privacy concerns in mind. 24/7 Real Media offers Privacy-Proxy, an add-on software module for Open AdStream. It is designed to act as a third-party ad intermediary that safeguards a visitor's private information. We also actively monitor privacy laws and regulations, and endeavor to comply with all applicable privacy requirements. Management believes that the Company's privacy position is a significant competitive advantage, especially given recent, intense public scrutiny of the issue.

INTERNATIONAL OPERATIONS

    Our organization is a global one. Headquartered in New York, 24/7 Real Media currently has offices/respresentatives in 18 cities, spanning North America and Europe. Through affiliates in Korea and Brazil, the Company provides coverage in Asia and Latin America.

INTELLECTUAL PROPERTY

    Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary rights and intellectual property. We have received two patents, and we have filed and intend to file additional applications with the United States Patent and Trademark Office to protect aspects of our Open Adstream and other technologies. We have also applied to register our trademarks both domestically and internationally. These trademark registrations and patent applications may not be approved or granted and may be challenged by others or invalidated through administrative process or litigation. Patent, trademark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available.

    24/7 Real Media owns U.S. Patent No. 6,026,368 entitled "On-Line Interactive System And Method For Providing Content And Advertising Information To A Targeted Set of Viewers." The '368 patent embodies pioneering technology in the field of targeted delivery of content. The '368 patent relates to an online system for managing the delivery of targeted ads or other content that adjusts the priorities associated with such ads or content in order to satisfy exposure goals or other predetermined criteria. Continuing applications are pending.

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

COMPETITION

    The market for interactive marketing solutions is competitive. Competition may increase as a result of industry consolidation. We compete for Internet advertising revenues with large Web publishers and Web portals, such as AOL, Lycos, MSN and Yahoo. We also compete with the traditional advertising media including television, radio, cable and print for a share of advertisers' total advertising budgets.

    The 24/7 Network competes for Web site clients with a variety of Internet advertising networks, including DoubleClick, L90 and Interep. Our 24/7 Mail business competes for list management clients with NetCreations, Walter Karl and YesMail. In the third party adserving business, we compete with DoubleClick, Engage and several start-up companies. We also have additional regional competitors in each of our business lines. We encounter competition from a number of other sources, including content aggregators, companies engaged in advertising sales networks, advertising agencies, and other entities that facilitate Internet advertising. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

EMPLOYEES

    As of February 28, 2002, we employed approximately 308 persons worldwide, including approximately 146 in sales, marketing and customer support, 93 in technology and product development, and 69 in accounting, human resources and administration. Since November 2000, we have reduced our workforce by approximately 1,000 employees in connection with certain restructuring initiatives, sale of non-core divisions and cost reductions. Our subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to and in accordance with applicable law. We believe that we enjoy a good relationship with our employees.

ITEM 2. PROPERTIES.

    Our principal executive offices are located at 1250 Broadway, New York, New York. They consist of approximately 28,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $850,000, subject to increase annually to reflect increases in operating expenses.

    In addition, we currently lease office space in the following domestic locations:

- Chicago, IL             - Los Angeles, CA         - San Francisco, CA
- Seattle, WA             - Fort Washington, PA     - Dallas, PA
- Austin, TX

    Furthermore, we currently lease office space in the following countries for our international operations:

- Canada                  - United Kingdom          - France
- Germany                 - Spain                   - Switzerland
- Sweden

We are continually evaluating our facilities requirements.

    Our technology software and hardware are housed at Exodus
Communications, Inc. in Sterling, Virginia, Santa Clara, California, and El Segundo, California. Our agreements with these organizations provide for Internet connectivity services, tape rotation, off-site storage services, facilities management, and the lease of secure space to store and operate this equipment. Hardware and Software located in these facilities is owned or leased by 24/7 Real Media. Our agreements with these organizations include a "99% Uptime Guarantee." Downtime results in certain returns of payment to us and gives rise to a right of termination by us. In the future, we may expand our utilization of third party organizations to ensure the continued support of our present and future customers and maintain our levels of redundancy.

ITEM 3. LEGAL PROCEEDINGS.

    On December 26, 2000, Christina A. Wells, Garen Razoian, and Stephen J. Simkovich filed a lawsuit in the Superior Court of California, Los Angeles County, against the Company, Website Results, The Pinnacle Group, Michael Osborn, Ronald Penna, and Kevin Smith. Plaintiffs alleged in substance that the defendants failed to pay commissions promised to plaintiffs. The case has been settled on the basis of mutual releases and dismissal of the entire action and an order entering final dismissal was entered on February 14, 2002.

    On or around May 7, 2001, the Company terminated several employees of its wholly-owned subsidiary, Website Results, Inc. ("WSR"), including certain management level employees who had been shareholders of the Company. On September 25, 2001, the company and the former principal stockholders entered into a settlement and mutual general release (the "Settlement"). The Settlement rescinded all prior agreements and amendments of the purchase agreement and called for the former principal stockholders (i) to return approximately
3.3 million shares of outstanding stock held by them, (ii) forfeit their rights to the potential earn out of another 1.9 million shares and, $1.5 million in cash payments and (iii) transfer certain strategic assets and agreements in exchange for $275,000 in cash and forgiveness of any remaining indebtedness of these individuals to the Company.

    On February 6, 2002, the Company filed a summons and complaint in U.S District Court for the Southern District of New York against ValueClick, Inc. and its subsidiary, Mediaplex, Inc., alleging that they infringe U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint seeks monetary damages, injunctive relief, and recovery of attorneys' fees and costs.

    On February 21, 2002, ValueClick, Inc. and Mediaplex, Inc. filed a complaint in U.S District Court for the Northern District of California against the Company seeking a declaratory judgment that U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers" is invalid, unenforceable and not infringed by ValueClick and Mediaplex. The complaint also seeks injunctive relief and recovery of attorneys' fees.

    On February 13, 2002, the Company filed a summons and complaint in U.S. District Court for the Southern District of New York against
Advertising.com, Inc. alleging that Advertising.com, Inc. infringes U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint seeks monetary damages, injunctive relief, and recovery of attorneys' fees and costs. The Company has provided a copy of the summons and complaint to Advertising.com, but has not yet formally served them. In response to the receipt of the summons and complaint, Advertising.com has requested certain information from the Company with respect to the Company's infringement assertion in order to assess the possibility of settlement.

    Six former employees of the Company's Sabela subsidiary in France have commenced proceedings alleging that they were terminated without good reason and asserting damages. DoubleClick, Inc. is named as a co-defendant in these cases and the Company is obligated to indemnify DoubleClick against any damages that may arise from them. The Company is in settlement discussions and does not expect the settlement amount to have a material adverse impact on the Company.

    In September 2001, the Company received a letter from Experian Marketing Solutions, Inc. ("Experian") alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of the Company's Exactis.com subsidiary to Experian in May 2001. Experian alleged that the Company knew that certain customers of Exactis had terminated or materially altered their relationship with Exactis prior to the closing and failed to disclose this information to Experian. The Company and Experian reached a settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release the remaining balance of approximately $780,000 to the Company. As of March 28, 2002, the funds have been released.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our Annual Meeting of Stockholders on December 14, 2001. Following are descriptions of the matters voted on and the results of such meeting:

    A. Election Of Class III Directors:

NOMINEE                        SHARES FOR   SHARES AGAINST   EXCEPTIONS   BROKER NONVOTES
-------                        ----------   --------------   ----------   ---------------
Philipp Gerbert..............  37,802,064         85,421            --             --

Arnie Semsky.................  37,804,585         82,900            --             --

           David J. Moore and Richard Burns are the Class I directors, whose terms expire at the 2002 annual meeting. Robert Perkins and Moritz Wuttke are the Class II directors, whose terms expire at the 2003 annual meeting. Directors' terms are subject to the election and qualification of their successors or to their earlier death, resignation or removal.

    B. Ratification Of KPMG LLP As Auditors For Fiscal Year Ending December 31, 2001:

     SHARES FOR             SHARES AGAINST       SHARES ABSTAINED       BROKER NONVOTES
---------------------       --------------       ----------------       ---------------
     37,819,748                 54,069                13,668                     --

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

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................   65.00      36.13
Second Quarter..............................................   39.50      12.06
Third Quarter...............................................   17.25       9.00
Fourth Quarter..............................................   10.44       0.47

YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................    2.22       0.25
Second Quarter..............................................    0.76       0.19
Third Quarter...............................................    0.34       0.09
Fourth Quarter..............................................    0.48       0.11

YEAR ENDED DECEMBER 31, 2002
First Quarter (through March 28, 2002)......................    0.30       0.16

    On March 28, 2002, the last reported sale price for our common stock on the NASDAQ National Market was $0.21. As of March 28, 2002, there were approximately 500 holders of record of our common stock.

    The shares of our common stock are currently listed on the NASDAQ national market. On February 14, 2002, we received a letter from NASDAQ stating that they have determined that we have failed to meet NASDAQ's minimum listing requirements and as a result our common stock could be delisted. Our failure to meet NASDAQ's maintenance criteria may result in the discontinuance of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ, over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of the broker-dealers to sell the securities, which may materially affect the ability of the shareholders to sell the securities in the secondary market.

    Delisting of our shares could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under blue-sky laws to sell equity if we are delisted.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The selected consolidated financial data as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The consolidated financial statements included herein are prepared assuming the Company will continue as a going concern. The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements indicating that, as discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected financial data as of December 31, 1998 and 1997 and for each of the years in the two-year period ended December 31, 1998 are derived from our audited financial statements, which are not included herein. We believe that due to the many acquisitions that we made in recent years and dispositions during 2001, the period to period comparisons for 1997 through 2001 are not meaningful and should not be relied upon as indicative of future performance.

    You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                    2001          2000          1999          1998          1997
                                 -----------   -----------   -----------   -----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS
  OF OPERATIONS DATA:
Revenues:
  Integrated media solutions...  $    36,470   $   121,867   $    84,352   $    20,747   $    1,536
  Technology solutions.........       15,906        24,206            --            --           --
  Other........................           --            --            --           119        1,681
                                 -----------   -----------   -----------   -----------   ----------
    Total revenues.............       52,376       146,073        84,352        20,866        3,217
                                 -----------   -----------   -----------   -----------   ----------
Cost of revenues
  Integrated media solutions...       32,213        95,020        61,472        16,149        1,669
  Technology solutions.........        5,500         7,942            --            --           --
                                 -----------   -----------   -----------   -----------   ----------
    Total cost of revenues.....       37,713       102,962        61,472        16,149        1,669
                                 -----------   -----------   -----------   -----------   ----------
    Gross profit...............       14,663        43,111        22,880         4,717        1,548
                                 -----------   -----------   -----------   -----------   ----------
Operating expenses:
  Sales and marketing..........       21,471        42,688        20,157         8,235        1,857
  General and administrative...       35,294        49,862        17,693         8,827        3,226
  Product development..........       15,350        18,188         1,891         2,097        1,603
  Other expenses...............           --            --            --            --          989
    Amortization of goodwill,
      intangibles and
      advances.................       20,464       118,923        15,627         5,722           --
    Stock-based compensation...        3,230         8,217           313           569           32
    Write off of acquired
      in-process technology and
      merger related costs.....           --         5,336            --         5,000           --
    Restructuring and exit
      costs....................       18,201        11,731            --            --           --
    Gain on sale of assets,
      net......................       (2,000)           --            --            --           --
    Impairment of intangible
      assets...................       74,394       500,220            --            --           --
                                 -----------   -----------   -----------   -----------   ----------
    Total operating expenses...      186,404       755,165        55,681        30,450        7,707
                                 -----------   -----------   -----------   -----------   ----------
    Loss from operations.......     (171,741)     (712,054)      (32,801)      (25,733)      (6,159)

Interest income (expense),
  net..........................          790         1,359         3,005           576         (154)
Gain on sale of investments....        4,985        52,059            --            --           --
Gain on exchange of patent
  rights, net..................           --         4,053            --            --           --
Impairment of investments......       (3,089)     (101,387)           --            --           --
                                 -----------   -----------   -----------   -----------   ----------
Loss from continuing
  operations...................     (169,055)     (755,970)      (29,796)      (25,157)      (6,313)
Loss from discontinued
  operation....................      (30,540)      (23,952)       (9,266)           --           --
                                 -----------   -----------   -----------   -----------   ----------
Net loss.......................     (199,595)     (779,922)      (39,062)      (25,157)      (6,313)
Cumulative dividends on
  mandatorily
  convertible preferred
  stock........................           --            --            --          (276)          --
                                 -----------   -----------   -----------   -----------   ----------
Net loss attributable to common
  stockholders.................  $  (199,595)  $  (779,922)  $   (39,062)  $   (25,433)  $   (6,313)
                                 ===========   ===========   ===========   ===========   ==========
Loss per common share:
Loss from continuing
  operations...................  $     (3.80)  $    (22.66)  $     (1.49)  $     (2.48)  $    (3.50)
Loss from discontinued
  operation....................        (0.69)        (0.72)        (0.47)           --           --
                                 -----------   -----------   -----------   -----------   ----------
Net loss.......................  $     (4.49)  $    (23.38)  $     (1.96)  $     (2.48)  $    (3.50)
                                 ===========   ===========   ===========   ===========   ==========
Weighted average shares
  outstanding..................   44,438,527    33,363,613    19,972,446    10,248,677    1,802,235
                                 ===========   ===========   ===========   ===========   ==========
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and cash equvalents.......  $     6,974   $    25,056   $    41,170   $    34,049   $      121
Working capital (deficit)......       (9,093)       21,073        41,189        31,290       (1,668)
Goodwill and intangible assets,
  net..........................       14,518       103,777        55,272        10,935           --
Total assets...................       45,344       250,271       527,854        63,108        1,463
Long-term debt.................        4,500            --            --            --        2,317
Obligations under capital
  leases,
  excluding current
  installments.................          112           153            13            34           80
Total stockholders' equity
  (deficit)....................       10,852       207,998       397,791        51,087       (2,947)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    24/7 Real Media provides marketing solutions to the digital advertising industry. Through its comprehensive suite of online marketing and technologies services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution. Our business is organized into two principal lines of business:

    - Integrated Media Solutions: 24/7 Real Media connects advertisers to high-quality audiences through four products: (i) the 24/7 Network of marquee branded Web sites and prestigious niche Web sites; (ii) one of the largest permission based email databases; (iii) a comprehensive promotions suite; and (iv) a leading search engine results listings service.

    - Technology Solutions: OpenAdstream, our proprietary advertising delivery and management technology suite was developed by Real Media, which was subsequently acquired by 24/7 Media on October 30, 2001. 24/7 Real Media also partners with other companies to offer complementary plug-ins and modules. Through a global sales force and account management team, both local and centrally-served solutions are offered to Web sites, ad networks, ad agencies, and advertisers.

CRITICAL ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company.

    In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

GENERAL

    The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. As such, the Company is required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

    The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION

    INTEGRATED MEDIA SOLUTIONS

    Our network revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising our Network. Our email related revenues are derived principally from short-term delivery based agreements in which we deliver advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients both of which are recognized upon delivery.

    Third party Web sites that register Web pages with our network and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." We pay Affiliated Web sites a fee for providing advertising space to our network. We also have agreements with various list owners in which we service its advertisers and other customers through the use of these lists. We become obligated to make payments to Affiliated Web sites, which have contracted to be part of our network, and list owners in the period the advertising impressions or emails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

    TECHNOLOGY SOLUTIONS

    Our technology revenues are derived from licensing of our ad serving software and related maintenance and support contracts. In addition, we derived revenue from our broadband and professional services subsidiary, IMAKE, which was sold in January, 2002; and our email service bureau subsidiary, Exactis, and our third party ad serving subsidiary, Sabela, both of which were sold in May of 2001.

    Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" upon delivery of the software, which is generally when customers begin utilizing the software, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Revenue related to the central ad serving product is recognized based on monthly usage fees.

    Revenue from software maintenance and support services is recognized ratably over the life of the maintenance agreements, which typically do not exceed one year. Maintenance revenue invoiced in advance of the related services is recorded as deferred revenue. Expense from our licensing, maintenance and support revenues are primarily payroll costs incurred to deliver, modify and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

    Consulting revenues derived from our broadband professional services subsidiary, IMAKE, are under fixed price contracts that are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months. Commencing January 1, 2002, the Company will no longer generate revenue from these consulting contracts due to the sale of IMAKE in January 2002.

ACCOUNTS RECEIVABLE

    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

IMPAIRMENT OF LONG-LIVED ASSETS

    We assess the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of carrying value or fair value less costs to sell.

    On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly owned subsidiaries and investments.

    The impairment factors evaluated by us may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

RESULTS OF OPERATIONS--2001 COMPARED TO 2000

FACTORS AFFECTING COMPARABILITY OF 2001 TO 2000

    On October 30, 2001, we acquired Real Media. This accounted for
$3.4 million of revenue in the fourth quarter of 2001, which was equally derived from the Integrated Media Solutions and Technology Solutions segments. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open Adstream technology and abandon our existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open Adstream platform began in December 2001 resulting in the elimination of redundant personnel and operating costs associated with the two ad serving platforms, Open Adstream and 24/7 Connect.

    During the latter part of 2000 and throughout 2001, in accordance with our business plan, we divested or discontinued many of our non-core assets, including:

    - In December 2000, the operations of AwardTrack were abandoned and in May 2001 we were able to sell the intellectual property.

    - In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

    - In May 2001, we completed the sale of Exactis, our email service bureau.

    - In August 2001, the operations of 24/7 Europe were shut down, which have been restated in our consolidated financial statements to reflect the disposition of this international segment.

The decline in 2001 revenue attributed to the disposition of these non-core assets was approximately $9.3 million as the operations collectively accounted for $8.2 million in revenue in 2001 versus $17.5 million in revenue in 2000, not including $10.6 million and $39.1 million for 2001 and 2000, respectively, related to Europe which is shown as part of discontinued operations in the consolidated statement of operations.

    In addition, in January 2002, we completed the sale of IMAKE, which has been reflected as assets held for sale in our December 31, 2001 balance sheet. IMAKE's revenue for 2001 and 2000 was $6.1 million and $7.7 million, respectively.

    As a result of our cost-cutting and divestiture efforts, which began in November 2000, we reduced our headcount by approximately 1,000 and closed several offices, both domestic and foreign.

    The core elements of our business that remain are:

    - Open Adstream ad serving technology, with one of the largest installed base of any ad serving solution in the world;

    - The 24/7 Network, one of the largest branded ad networks online;

    - 24/7 Mail, one of the largest and broadest permission email databases;

    - 24/7 iPromotions, one of the most innovative online promotions and sweepstakes services; and

    - 24/7 Website Results, a leading traffic driving and keyword monetizing solution.

REVENUES

    INTEGRATED MEDIA SOLUTIONS. Our Integrated Media Solutions revenues decreased $85.4 million, or 70.1% to $36.5 million for the year ended
December 31, 2001 from $121.9 million for the year ended December 31, 2000. The decrease in revenue was due to a dramatic decrease in advertising dollars spent as the economy continued to deteriorate through-out 2001 as a result of the economic recession and the events of September 11, 2001. Online advertising was especially hard hit due to the collapse of the dot-com companies, which were a significant customer base and as the advertising dollars available went toward traditional media. Revenue was only slightly impacted by our decision to exit the AwardTrack product line and the Latin American market, which accounted for approximately $2.3 million or 2.7% of our overall decrease. The declines in revenue were partially offset by our merger with Real Media on October 30, 2001 which added $1.7 million or 2.0% and the inclusion of 24/7 Website Results for a full year in 2001 as compared to only four months in 2000, which added
$0.7 million. 24/7 Website Results also moved to a revenue share model with several strategic partners in order to provide higher quality, more targeted traffic to their clients.

    TECHNOLOGY SOLUTIONS.  Our Technology Solutions revenue decreased
$8.3 million, or 34.3% to $15.9 million for year ended December 31, 2001 from $24.2 million for the year ended December 31, 2000. The decline in revenue associated with Exactis.com, our email service bureau, and Sabela Media, our third party ad server, both of which were sold in May of 2001, was $7.1 million, accounting for 85% of our overall decrease. This was only partially offset by our merger with Real Media, which was only included since its merger on October 30, 2001 and increased revenues $1.7 million or 20.5%. The remaining change is due to the overall economic slowdown.

COST OF REVENUE AND GROSS PROFIT

    INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our Network; list providers and traffic providers; depreciation of our 24/7 Connect ad serving system and internet access costs. Gross margin declined from 22.0% for the year ended December 31, 2000 to 11.7% for the year ended December 31, 2001. The decline in margin is due to the decrease in volume, which was unable to support the fixed costs associated with 24/7 Connect and a shift in the business model of the 24/7 Website Results to a lower margin product. In the future, cost associated with ad serving will be accounted for in our Technology Solutions segment cost of revenues and an allocation based on usage will be reflected in the Integrated Media Solutions cost of revenues, making these costs variable versus fixed as they were under 24/7 Connect.

    TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, the cost of equipment and broadband for our third party adserving solutions and payroll costs to deliver, modify and support software. Gross margin declined from 67.2% for the year ended December 31, 2000 to 65.4% for the year ended December 31, 2001. The slight decline in margin is due to fixed costs being a higher percentage of revenue in 2001 than in 2000 due to decreased volumes. Also impacting the margin going forward will be the sale of Exactis (acquired
June 2000 and sold May 2001) whose product had a high gross margin which will be offset by the addition of our Open Adstream product (acquired with Real Media) included for only two months of 2001.

    OPERATING EXPENSES. Each of sales and marketing, general and administrative, product development expenses decreased significantly in the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of our restructuring activities, the decisions to discontinue the AwardTrack product and exit Latin America and the sale of Sabela and Exactis. The disposal of these divisions resulted in a decrease of the above expenses by $26.9 million from prior year. In addition, amortization expense decreased significantly from 2000 principally due to the significant impairment charge related to goodwill and other intangible assets taken in the fourth quarter of 2000 and throughout 2001. While operating expenses decreased in dollar terms, they increased as a percentage of revenue. This is due to the timing difference between the significant decrease in revenue and the completion of our efforts to resturcure and rationalize the Company as a result of the decreased revenue. The majority of our rationalization efforts have been completed as of December 31, 2001 and the resulting cost structure is appropriately proportioned to current revenues, yet poised to take advantage of any upturn in the market.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased as a percentage of revenue from 29.2% for the year ended December 31, 2000 to 41.0% for the year ended December 31, 2001. Due to our successful rationalization efforts, we expect sales and marketing expense to be less than 30% of revenue in the future.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses increased as a percentage of revenue from 34.1% for the year ended December 31, 2000 to 67.4% for the year ended December 31, 2001. We expect general and administrative expenses to be less than 50% of revenue in the future.

    PRODUCT TECHNOLOGY EXPENSES. Product technology expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities. Product technology expenses increased as a percentage of revenue from 12.5% for the year ended December 31, 2000 to 29.3% for the year ended December 31, 2001. We expect product technology expenses to decrease to approximately 15% of revenue as we scale our research and development budget in line with the current market conditions.

    AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $20.5 million for the year ended December 31, 2001 and $118.9 million for the year ended December 31, 2000. The decrease is due to impairment charges taken at the end of 2000 and during the first half of 2001 for IMAKE, Exactis, Sabela, AwardTrack, iPromotions, ConsumerNet and Website Results (see note 3 to the consolidated financial statements). The sale of Exactis in May 2001 also contributed to the decline.

    STOCK-BASED COMPENSATION. Stock based compensation of $3.2 million for the year ended December 31, 2001 consists of $1.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $2.1 million in amortization of deferred compensation from acquisitions. The $8.2 million for the year ended December 31, 2000 consists of a $1.4 million charge for unregistered shares issued to employees, $4.5 million in amortization of deferred compensation from acquisitions, $2.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.2 million in stock to be given as bonuses to certain employees.

    WRITE OFF OF ACQUIRED IN PROCESS TECHNOLOGY AND MERGER RELATED COSTS. Write off of acquired technology and merger related costs of $5.3 million for the year ended December 31, 2000 consists primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediately charged to operations in the first quarter of 2000. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future uses. As a result, the Company was required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation. The remaining expense consisted primarily of consultant costs related to the integration of our numerous acquisitions.

    RESTRUCTURING AND EXIT COSTS. During the years ended December 31, 2001 and 2000, restructuring charges of approximately $18.2 million and $11.7 million, respectively, were recorded by us in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. Our restructuring initiatives in 2001 were to reduce employee headcount, consolidate operations and reduce office space in order to better align its sales, development and administrative organization and to position the Company for profitable growth consistent with our long-term objectives. The 2001 restructurings involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our Connect adserving solution. The $18.2 million charge consists of severance of $2.2 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for Connect offset by a reversal of $0.6 million of unutilized reserve resulting from the sale of Exactis. The restructuring charge includes non-cash charges of approximately $15.1 million.

    The 2000 restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional offices, and the abandonment of the our AwardTrack subsidiary. As of December 31, 2000, we entered into negotiations to sell Sabela and recorded its assets at their estimated realizable value. We recorded a $11.7 million charge to operations consisting of severance of approximately $3.2 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.4 million. This amount includes non-cash charges of approximately $6.4 million.

    GAIN ON SALE OF ASSETS, NET. The $2.0 million gain for the year ended December 31, 2001 consists of gains of $6.1 million on the sale of Sabela and $0.3 million on the sale of the intellectual property of AwardTrack offset by a loss of $4.4 million on the sale of Exactis. As of December 31, 2001, there is approximately $0.8 million of deferred gain related to the sale of Exactis, which will be recognized as a gain on sale of assets when the corresponding prepaid service amounts are utilized and another $0.8 million when the escrow balance is released (see note 5 to the consolidated financial statements).

    IMPAIRMENT OF INTANGIBLES ASSETS. We perform on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, we determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

    Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock and were valued based on the price of the common stock at that time. Starting with the fourth quarter of 2000, we reevaluated the carrying value of our businesses on a quarterly basis. The revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 and 2001. In addition, each of these entities have experienced declines in operating and financial metrics over several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2-4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

    Where impairment was indicated, we determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, we used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the initial acquisition valuations. As a result, during our review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

    As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their recorded carrying values. In addition, during 2000, we abandoned operations of our AwardTrack subsidiary and entered into negotiations for the sale of our Sabela subsidiary. In January 2002, we sold our IMAKE division. We recorded Sabela's and IMAKE's assets at their estimated realizable value at December 31, 2000 and 2001, respectively. As a result of these actions, we wrote off all remaining goodwill and intangible assets related to AwardTrack,

Sabela and IMAKE. Accordingly, we recognized $74.4 million and $500.2 million in impairment charges to adjust the carrying values in 2001 and 2000 respectively. Impairments taken were as follows:

                                                                2001       2000
                                                              --------   --------
Imake.......................................................   $17.7      $  5.4
Exactis.....................................................     4.5       367.2
ConsumerNet.................................................    25.3          --
WSR.........................................................    26.9        21.3
Awardtrack..................................................      --        55.5
Sabela......................................................      --        47.9
iPromotions.................................................      --         2.9
                                                               -----      ------
  Total.....................................................   $74.4      $500.2
                                                               =====      ======

    The impairment factors evaluated may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

    INTEREST INCOME, NET. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments and interest expense related to our capital lease obligations. Interest income, net was $0.8 million for the year ended December 31, 2001 and $1.4 million for the year ended December 31, 2000. The decrease in interest income, net for the year ended December 31, 2001 compared to December 31, 2000 was primarily attributable to a decrease in interest income earned as a result of lower cash and cash equivalent balances.

    GAIN ON SALE OF INVESTMENTS. The gain on sale of investments was $5.0 million for the year ended December 31, 2001 and $52.1 million for the year ended December 31, 2000. In 2001, these gain relate to the sale of the Company's remaining available-for-sale securities and cost based investment in Idealab!. As of December 31, 2001, the Company has sold all of its available-for-sale securities. In the year ended December 31, 2000, we sold approximately
5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of $13.8 million, which resulted in a gain of approximately $52.1 million throughout the year.

    IMPAIRMENT OF INVESTMENTS. During 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value. Management made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia. Management also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively.

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

RESULTS OF OPERATIONS--2000 COMPARED TO 1999

REVENUES

    INTEGRATED MEDIA SOLUTIONS. Our Integrated Media Solutions revenues increased $37.5 million, or 44.5% to $121.9 million for the year ended
December 31, 2000 from $84.4 million for the year ended December 31, 1999. The increase in revenue was due to an increase in online spending, an increase in volume across our network, significant expansion in the types of email services that we offer, dramatic increase in the number of opt-in email addresses under management and the addition of delivering targeted search engine traffic. A significant portion of our growth and the expansion into new service offerings was due to our acquisitions of Canada in the second quarter of 1999, ConsumerNet in the third quarter of 1999, Latin America in the fourth quarter of 1999 and Website Results in the third quarter of 2000.

    TECHNOLOGY SOLUTIONS. Our Technology Solutions segment was formed with our acquisitions of Sabela Media, Inc. and IMAKE Software and Service, Inc. in January 2000 and increased with our acquisitions of Exactis.com, Inc. in June 2000. Technology revenues were $24.2 million for the year ended
December 31, 2000.

COST OF REVENUE AND GROSS PROFIT

    INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our Network, third party ad serving costs, depreciation of our 24/7 Connect ad serving system, list provider royalties and Internet access. We completed the transition of our 24/7 Network in the United States to 24/7 Connect in the third quarter of 2000.

    Gross profit dollars increased due to the increase in revenue; however, the gross margin decreased from 27.1% for the year ended December 31, 1999 to 22.0% for the year ended December 31, 2000. The decline in margin is due to increased competition in the marketplace, the cost to exit our least profitable advertising contracts and increases in the amounts of unsold inventory, which diluted the effective price of delivered advertising impressions. The margin also decreased due to the shift in the mix of our mail business from service bureau in 1999 to primarily list management and list brokerage in 2000, each of which has a lower gross margin.

    TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of time and materials for consulting contracts, and the cost of equipment and broadband for our third party adserving solutions. Gross margin for the year ended December 31, 2000 was 67.2%.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the growth of our business. General and administrative expenses increased as a result of the growth of our business, numerous acquisitions, the addition of new personnel and increased operating expenses. General and administrative further increased due to bad debt as a result of the difficulties facing the internet industry. We incurred approximately $9.9 million in bad debt expense for the year ended December 31, 2000, which was $9.0 million higher than for the year ended December 31, 1999 due to the significant downturn in the Internet advertising and marketing sectors.

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

    AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES. Amortization of goodwill, intangibles and advances was $118.9 million for the year ended December 31, 2000 and $15.6 million for the year ended December 31, 1999. The increase is due to the goodwill and intangibles acquired with ConsumerNet, Clickthrough, IMAKE, Sabela, AwardTrack, iPromotions, Exactis and Website Results. During the fourth quarter of 2000 due to triggering events, we wrote off a substantial portion of the remaining goodwill and intangible assets. See discussion of impairment of intangibles below.

    STOCK-BASED COMPENSATION. Stock based compensation of $8.2 million for the year ended December 31, 2000 consists of a $1.4 million charge for unregistered shares issued to employees, $4.5 million in amortization of deferred compensation from acquisitions, $2.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.2 million in stock to be given as bonuses to certain employees. The expense in 1999 relates to issuance of options to a former employee for $0.2 million and amortization of deferred compensation for restricted shares issued to certain employees for $0.1 million.

    WRITE OFF OF ACQUIRED TECHNOLOGY AND MERGER RELATED COSTS. Write off of acquired technology and merger related costs of $5.3 million for the year ended December 31, 2000 consists primarily of acquired in-process technology of $4.7 million from the acquisition of IMAKE that was immediately charged to operations in the first quarter of 2000. As of the date of the acquisition, the e.merge technology acquired had not been fully developed and had no alternative future uses. As a result, the Company was required to incur additional costs to successfully develop and integrate the technology. The value of the acquired in-process technology was determined using an independent valuation. The remaining expense consisted primarily of consultant costs related to the integration of our numerous acquisitions.

    RESTRUCTURING AND EXIT COSTS. During the fourth quarter of 2000, we recorded a restructuring charge of approximately $11.7 million. Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. This restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional offices, and the abandonment of our AwardTrack subsidiary. In addition, we had entered into negotiations to sell our Sabela subsidiary and recorded its assets at their estimated realizable value.

    In connection with the restructuring plan, we had recorded a $11.7 million charge to operations during the fourth quarter of 2000 consisting of severance of approximately $3.3 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.3 million. This amount included non-cash charges of approximately $6.4 million.

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

    Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time (see Note 2 of our consolidated financial statements contained herein). During the fourth quarter of 2000, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000, which significantly impacted current projected advertising revenue generated from these entities. In addition, each of these entities had experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2-4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at December 31, 2000.

    Where impairment was indicated, we determined the fair value of our business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, we used discounted cash flows in determining the value. The market price multiples were selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during our initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce that was in place at the time of the acquisition of these companies.

    As a result, we determined that the fair value of goodwill and other intangible assets attributable to IMAKE, iPromotions, Exactis and WSR were less than their recorded carrying values. In addition, we had abandoned operations of our AwardTrack subsidiary and had entered into negotiations for the sale of our Sabela subsidiary. As such we recorded Sabela's assets at their estimated realizable value. As a result of these actions, we wrote off all remaining goodwill and intangible assets related to AwardTrack and Sabela. Accordingly, we recognized $500.2 million in impairment charges to adjust the carrying values of these entities in the fourth quarter of 2000. Of this amount, $367.2 million related to Exactis, $55.5 million to AwardTrack, $47.9 million to Sabela, $21.3 million to WSR, $5.4 million to IMAKE and $2.9 million to iPromotions.

    INTEREST INCOME, NET. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments and interest expense related to our capital lease obligations. Interest income, net was $1.4 million for the year ended December 31, 2000 and $3.0 million for the year ended December 31, 1999. The decrease in interest income, net for the year ended December 31, 2000 compared to December 31, 1999 was primarily attributable to a decrease in interest income earned as a result of lower cash and cash equivalent balances.

    GAIN ON SALE OF INVESTMENTS. This gain relates to the sale of a portion of our chinadotcom stock. In the year ended December 31, 2000, we sold approximately 5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of $13.8 million, which resulted in a gain of approximately $52.1 million throughout 2000.

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

    IMPAIRMENT OF INVESTMENTS. During the fourth quarter of 2000, we wrote down certain of our investments and recorded impairment charges of approximately $101.4 million for other-than-temporary decline in value of certain investments. We made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuation of comparable companies operating in the internet and technology sectors. The write down to cost based investments were $73.9 million, of which $38.8 million related to 24/7 Media-Asia, a subsidiary of chinadotcom, $23.5 million related to Idealab!, $5.6 million to Naviant, $3.0 million to Bidland.com and $3.0 million in other investments. We also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Mobile were other-than-temporary and recorded an impairment charge of $26.4 million and $1.1 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, we had cash and cash equivalents of $7.0 million versus $25.1 million at December 31, 2000. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less. The value of our investments totaled $0 and $11.3 million at December 31, 2001 and 2000, respectively. These investments at December 31, 2000, generally related to equity ownership positions. Such investments included, chinadotcom, Network Commerce, i3Mobile, Naviant, Inc. and idealab!. We used approximately $6.1 million in cash to fund these investments in 2000. In addition, we acquired majority and full ownership positions in several companies through the transfer of common stock and cash. These acquisitions included Real Media in 2001 and Imake, Sabela, AwardTrack, iPromotions, Exactis, Website Results during 2000. We acquired net cash of $6.3 million and $24.0 million in 2001 and 2000, respectively, related to our acquisitions.

    We have generated much of our liquidity through monetization of our investments primarily in chinadotcom common stock; which generated approximately $9.4 million and $65.9 million in proceeds throughout 2001 and 2000, respectively; net cash received in our acquisitions of approximately
$6.3 million and $24.0 million, respectively, and $16.8 million in proceeds from the sale of our non-core assets, which included Exactis, Sabela and Awardtrack during 2001. During 2001, these proceeds were used to finance restructurings and sustain operations during a period of declining revenues. In 2000, the proceeds were used to finance growth in operations, acquisitions of subsidiaries and investments discussed above, and the purchase of property and equipment needed during this growth period. We used approximately $37.3 million and $80.0 million of cash in operating activities during 2001 and 2000, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments and non-core assets and sale of patent, net of expenses, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also significant decreases in accounts receivable and prepaid and other current assets which were partially offset by decreases in accounts payable and accrued expenses and deferred revenue.

    Net cash provided by investing activities was approximately $30.2 million in 2001 versus $70.7 million in 2000. The majority of the cash provided by investing activities during 2001 related to proceeds received from the sale of our non-core assets, net of expenses, proceeds from the sale of our investments, primarily chinadotcom and cash acquired in our acquisitions, net which amounted to $16.7 million, $9.4 million and $6.3 million respectively. During 2000, cash provided by investing activities related to proceeds received from our sale of a portion of our investment in chinadotcom and marketable securities, acquisitions and exchange of our patent rights, net of related expenses which amounted to $75.5 million, $24.0 million and $4.1 million respectively. In addition to our acquisitions and our investments discussed above, during 2000 we had continued to invest heavily in technology and efforts to develop our infrastructure through capital expenditures, including capitalized software. During 2001, as a result of divestitures of non-core assets and numerous restructurings, we had significantly scaled back our capital expenditures. Cash used for such expenditures totaled approximately $2.2 million and $27.1 million for 2001 and 2000, respectively. To the extent we continue to acquire additional ad serving hardware, invest in enhancing or expanding our current product lines, make cash investments in other businesses or acquire other businesses, net cash used in investing activities could continue to be significant. Currently, we have various capital and operating leases relating to the use of computer hardware, software and office space.

    The annual lease for our corporate headquarters is approximately
$0.9 million per year. Total rent expense for 2001 relating to all leases was $4.4 million. As of December 31, 2001, we had obligations amounting to $0.2 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash and cash equivalents. The following table is a summary of our contractual obligations as of December 31, 2001:

                                                              LESS THAN                           AFTER 5
                                                    TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                                   --------   ---------   ---------   ---------   --------
Loan payable.....................................    4,500         --          --       4,500         --
Operating leases.................................   16,923      3,124       5,517       4,270      4,012
Capital leases...................................      178         55         110          13         --
                                                    ------      -----       -----       -----      -----
                                                    21,601      3,179       5,627       8,783      4,012

    As a result of the merger with Real Media and the decision to consolidate onto the Open Adstream technology platform, we have excess equipment and did not budget for a significant amount of capital expenditures in 2002.

    The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.8 million for 2002 including salary and performance based target bonuses. These contracts call for severance in the event of involuntary termination which range in amount from two months to two years' salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of January 31, 2002, there were approximately 80 employees in Europe whose annualized base salaries were approximately
$3.1 million.

    As of December 31, 2001, we had approximately $4.3 million remaining of cash outlay obligations relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. We paid the majority of these costs in the first quarter of 2002 and expect all remaining amounts will be paid by the end of the second quarter of 2002.

    No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 2001, we had approximately $174.7 million of US and $1.1 million of foreign net operating loss carryforwards, and a net capital loss carryforward of at least $56.8 million. Foreign net operating loss carryforwards have been reduced to reflect the disposition of the international operations of 24/7 Europe NV. Our net operating loss carryforwards expire in various years through 2021, and the net capital loss carryforwards expire in 2006. As a result of various equity transactions during 2000, 1999 and 1998, we believe the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a substantial part of the net operating loss carryforwards is limited. Due to our history of operating losses and the
Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize our deferred tax assets. Accordingly, these assets have been fully reserved. During 2001 and 2000, the valuation allowance increased by $50.1 million and by $41.1 million respectively. Of the total valuation allowance of $103.1 million, tax benefits recognized in the future of approximately of $4.6 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in our net operating loss carryforward.

    Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses from operations since inception and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Management believes that the support of our vendors, customers, stockholders, and employees, among other, continue to be key factors affecting our future success. Moreover, management's plans to continue as a going concern rely heavily on achieving revenue targets, raising additional financing and controlling our operating expenses. Management believes that signficant progress has been made in reducing operating expenses since the Real Media merger. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling assets which could result in changes in our business plan. To the extent we encounter additional opportunities to raise cash, we may sell additional equity securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to both our current stock price and the significant amount of financing we may be required to raise. These securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which would restrict our operations.

    With the acquisition of Real Media, Inc. in October 2001, the Company acquired a note payable of $4.5 million to Publigroupe, who as a result of the merger is a significant shareholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2005. If the Company achieves certain target operating results for the three months ended March 31, 2002 it will be entitled to receive another $1.5 million in exchange for a 6% three-year promissory note.

    On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings. The agreement gives us the ability to sell our common stock to Maya pursuant to periodic draw downs once a Registration Statement covering these shares has been declared effective by the SEC. The draw downs would be subject to our ability to continue trading on the Nasdaq, our trading volumes and prices and our ability to comply with securities registration requirements for this type of facility. Based on current market price, we estimate the maximum potential draw down is approximately

$2.0 million. To date, no amounts have been drawn under this facility. There can be no assurances that it will provide the resources necessary to fund our needs and we are continuing to evaluate other fund raising vehicles.

    On January 22, 2002, we completed the sale of our wholly owned subsidiary, Imake, to Schaszberger Corporation. Under the terms of the sale, the purchase price payable to Schaszberger Corporation payable to us was up to approximately $6.5 million for the stock of Imake consisting of $2.0 million in the form of a 6% four year secured note due in January 2006, approximately $0.5 million in cash consideration, and a potential earnout of up to $4.0 million over the next three years based on gross revenue. Additionally, we received Series A preferred stock of Schaszberger Corp which, as of the closing date, represented 19.9% of the buyer. The note is secured by certain assets of Imake and is guaranteed by Schaszberger Corporation. We have recorded the consideration received at its estimated fair value of $0.5 million for the note receivable and $1.5 million for the earnout as part of assets held for sale at December 31, 2001. In January 2002, we received the cash consideration of $0.5 million for the note receivable and have received the first monthly earnout payment as scheduled.

    Pursuant to the sale of Exactis to Experian, $1.5 million was to be held in escrow until August 2002. This amount has been reflected as restricted cash in the consolidated balance sheet as of December 31, 2001. We received a letter from Experian alleging that we made certain misrepresentations and omissions in connection with the sale. On March 28, 2002, we reached a settlement agreement with Experian whereby we authorized the escrow agent to release $750,000 to Experian and Experian authorized the escrow agent to release the remaining balance of approximately $780,000 to us. The funds have been received by us.

    Despite significant rationalizations in our cost structure, our current cash and other resources may not be sufficient to meet our anticipated operating cash needs for 2002. We have limited operating capital and no current access to any meaningful funds. Our continued operations therefore may depend on our ability to raise additional funds through sale of equity or debt financing or another strategic transaction that raises capital. We are in discussion with several potential sources of financing, however, we cannot be certain that we will be able to sell additional equity or issue debt securities in the future or that additional financing will be available to us on commercially reasonable terms, or at all.

MARKET FOR COMPANY'S COMMON EQUITY

    The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses in April 2001, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by July 5, 2001. On August 31, 2001, the Company announced that, in order to seek to increase the price per share of its common stock and regain compliance with Nasdaq requirements, it intended to recommend to its stockholders approval of a reverse stock split of its common stock, which would result in stockholders being issued one new share for each ten to 20 shares previously held. In late September 2001 the Company received notice from Nasdaq that due to the market turmoil brought about by the terrorist attack in September 2001, Nasdaq was suspending its minimum share bid price and market capitalization requirements through at least December 31, 2001. Nasdaq reinstated its bid price and market capitalization requirements as of January 2, 2002. On February 14, 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by May 15, 2002. We plan to appeal the Nasdaq determination, although there can be no assurance that our appeal will be successful.

    If the Company's stock price remains below $1.00 through May 15, 2002, the Company will again have to consider steps to regain compliance with Nasdaq requirements, which may include a reverse stock split or a transition to the Nasdaq SmallCap Market, in which case we would have at least 90 days' additional time and up to 270 days, additional time if our stockholders'equity meets certain requirements to regain compliance with the $1.00 bid price requirement. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    GOODWILL AND OTHER INTANGIBLE ASSETS. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

    We adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the full adoption of SFAS No. 142. Upon adoption of SFAS No. 142, we are required to evaluate our existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition separate from goodwill. We will be required to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first interim period after adoption, and, if an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

    And finally, any unamortized negative goodwill (and equity method negative goodwill) existing at the date that Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Real Media.

    Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. Due to the current economic environment, we believe that we have sufficiently provided for any material losses in this area, however, there can be no assurance that unanticipated material losses may not result.

    We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses the United Kingdom and in countries which the currency is the Euro. The effect of foreign exchange rate fluctuations for 2001, 2000 and 1999 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

    Our debt is at fixed rates; therefore, there is no rate risk.

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

RISK FACTORS

    WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    Our current cash may not be sufficient to meet our anticipated operating cash needs for 2002 and there can be no assurance that new funds can be secured when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to raise additional financing to meet our cash and operational needs or reduce our operating expenses or increase revenues significantly to address this going concern issue.

    Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses.

    We have received a report from our independent accountants on our December 31, 2001 consolidated financial statements containing an explanatory "going concern" paragraph stating that our recurring losses from operations and working capital deficiency since inception raise substantial doubt about our ability to continue our business as a going concern. Management's plans to continue as a going concern rely heavily on achieving revenue targets, reducing operating expenses and raising additional financing. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling assets, which could result in changes in our business plan.

    To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants that restrict our operations.

    We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially adversely effected.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

    The shares of our common stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our common stock and our continued operating losses in April 2001, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum bid price requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by July 5, 2001. On August 31, 2001, the Company announced that, in order to seek to increase the price per share of its common stock and regain compliance with Nasdaq requirements, it intended to recommend to its stockholders approval of a reverse stock split of its common stock, which would result in stockholders being issued one new share for each ten to 20 shares previously held. In late September 2001 the Company received notice from Nasdaq that due to the market turmoil brought about by the terrorist attacks in September 2001, Nasdaq was suspending its minimum share bid price and market capitalization requirements through at least December 31, 2001. Nasdaq reinstated its bid price and market capitalization requirements as of January 2, 2002. On February 14, 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by May 15, 2002.

    If the Company's stock price remains below $1.00 through May 15, 2002, the Company will again have to consider steps to regain compliance with Nasdaq requirements, which may include a reverse stock split or a transition to the Nasdaq SmallCap Market, in which case we would have at least 90 days' additional time and up to 270 days, additional time if our stockholders'equity meets certain requirements to regain compliance with the $1.00 bid price requirement. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

    At times in the past, our revenues have grown significantly, primarily as a result of our numerous acquisitions. Our limited operating history makes prediction of future revenue growth difficult. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.

    We have an extremely limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

    We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $199.6 million and $779.9 million for the 12 months ended December 31, 2001 and 2000, respectively. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

    We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In the past 12 months, we reduced our workforce by over 1,000 employees. We have also left positions unfilled when employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL.

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

    Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions. We cannot assure you that demand for its new solutions will emerge or become sustainable.

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE A SIGNIFICANT PORTION OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

    A significant portion of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000 and has continued to decline throughout 2001 and is expected to continue through the second quarter of 2002, which could have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF OUR MAJOR WEB SITES WOULD SIGNIFICANTLY REDUCE OUR REVENUES.

    The 24/7 Network generates a significant portion of our revenues, and we expect that the 24/7 Network will continue to account for a significant portion of our revenue for the foreseeable future. The 24/7 Network consists of a limited number of our Web sites that have contracted for our services under agreements cancelable generally upon a short notice period. For the 12 months ended December 31, 2001 and 2000, approximately 15.0% and 20.9%, respectively, of our total revenues were derived from advertisements on our top ten Web sites. For the 12 month period ended December 31, 2001, the top ten Web sites included Earthlink, Inc., AT&T WorldNet Service, Epipo, Inc. (180 Solutions),
Spedia.com, Inc., 2GK Inc. (Quotetracker), Community Connect, Inc., Womensforum.com, Inc., MusicCity.com, Infogames Inc. (Games.com) and Desktop Dollars, Inc. We experience turnover from time to time among our Web sites, and we cannot be certain that the Web sites named above will remain associated with us or that such Web sites will not experience a reduction in online traffic on their sites. We cannot assure you that we will be able to replace any departed Web site in a timely and effective manner with a Web site with comparable traffic patterns and user demographics. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of the Web sites that account for a significant portion of our revenue from the 24/7 Network.

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

    We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the 12 months ended December 31, 2001, our top ten customers accounted for approximately 28.7% of our total revenues. Customers typically purchase advertising or services under agreements on a short-term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

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

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS
DISRUPTION.

    Open Adstream is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We launched Open Adstream Central and Network in mid-2001, and we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Our Open Adstream technology resides on a computer system located in our data centers housed by Exodus Communications. These systems' continuing and uninterrupted performance is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and make goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected. Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

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

    The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our Open Adstream technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which 24/7 Real Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. These principles were recently endorsed by the Federal Trade Commission, and are in the process of being adopted by the NAI companies. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through our services, in the direct marketing industry follow. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

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

OUR INTERNATIONAL OPERATIONS MAY POSE LEGAL AND CULTURAL CHALLENGES.

    We have operations in a number of international markets, including Canada, Europe and Asia. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including changes in regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, general import/export restrictions relating to encryption technology and/or privacy, difficulties and costs of staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates; and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

    In addition to these factors, due to our minority stake in 24/7 Real Media Korea in Asia, we are relying on our partner to conduct operations, build the network, aggregate Web publishers and coordinate sales and marketing efforts. The success of the 24/7 Network in Asia is directly dependent on the success of our partner and its dedication of sufficient resources to our relationship.

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

    We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. We cannot assure you that any of our proprietary rights will be of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

    Growing concerns about the use of "cookies" and data collection may limit our ability to develop user profiles. Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our Open Adstream technology targets advertising to users through the use of identifying data, or "cookies" and other non-personally-identifying information. Open Adstream enables the use of cookies to deliver targeted advertising and to limit the frequency with which an advertisement is shown to the user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Recently, Microsoft Corporation changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users we are capable of profiling anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The following table provides information concerning our current named executive officers and directors:

NAME                                          AGE                     POSITION AND OFFICES
----                                        --------   ---------------------------------------------------
David J. Moore............................     49      Chairman of the Board and Chief
                                                       Executive Officer

Richard Burns.............................     42      Director

Philipp Gerbert...........................     40      Director

Robert J. Perkins.........................     54      Director

Arnie Semsky..............................     56      Director

Moritz F. Wuttke..........................     36      Director

Norman M. Blashka.........................     48      Executive Vice President and Chief
                                                       Financial Officer

Mark E. Moran.............................     40      Executive Vice President, General
                                                       Counsel and Secretary

Anthony C. Plesner........................     43      Chief Operating Officer

    DAVID J. MOORE has been our Chief Executive Officer and a director since February 1998, and Chairman of the Board of Directors since January 2002.
Mr. Moore was President of Petry Interactive, an Internet advertising network and a predecessor to our company, from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, a media company, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1980 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore received a B.A. degree in Communications from Northern Illinois University.

    PHILIPP A. GERBERT has been a director since 2001. Mr. Gerbert has been a Partner and Director of The McKenna Group, a high-tech strategy consulting firm headquartered in Silicon Valley, since October 1998. From 1991 to 1998, he worked for McKinsey & Company, a consulting firm. Mr. Gerbert holds a Master's Degree from the Max-Planck Institute, Munich, Germany, a Certificate from Ecole Normale Superieure, Paris, France, and a Ph.D. from MIT, Cambridge, MA.

    ARNIE SEMSKY has been a director since June 1998. Mr. Semsky has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies, for 20 years. Prior to that time, he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of Interep, SportsVision and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies, including BrandEra.com; On2.com; and CoolHunter.com. Mr. Semsky received a B.A. degree in English from Pace University.

    RICHARD BURNS has been a director since October 2001. Mr. Burns is currently the President and Chief Executive Officer of Thomson Financial Media, a company holding the banking, insurance and electronic commerce media assets of The Thomson Corporation, which he joined in 1999. From 1995 to 1999 he served as president and CEO of Euromoney Publications America and Institutional Investor magazine. Mr. Burns received BA and MA degrees from Oxford University and an MS from Columbia University's Graduate School of Journalism.

    ROBERT J. PERKINS has been a director since October 2001. Mr. Perkins was most recently a partner at the Peppers and Rogers Group, a leading global customer relationship management consulting firm, from 1999 to 2001. In 1998 he founded and became CEO of Chamber Communications, a for-profit branch of the US Chamber of Commerce. He was Chief Marketing Officer at Playboy Enterprises from 1996 to 1998 and at Calvin Klein Inc. from 1994 to 1996. Prior to that,
Mr. Perkins was Senior Vice President of Marketing at Pizza Hut from 1991 to 1994. Before beginning his business career, Mr. Perkins was a USAF Instructor Pilot in T-38A supersonic, fighter-type aircraft. Mr. Perkins received an MA degree from Texas Tech University and a BBA degree from the University of Iowa.

    MORITZ F. WUTTKE has been a director since October 2001. Mr. Wuttke has been the Head of Business Development at Publigroupe SA since October 2001 and was the Head of e-Business Development at PubliOnline, the new media divison of Publigroupe, from October 1999 to October 2001. From January 1997 to July 1999, Mr. Wuttke was a Managing Director and partner of Artemedia Online SA, a Swiss interactive media agency. From April 1995 to December 1996, Mr. Wuttke was a Vice President for Multimedia Development SA, which provided multimedia and Web publishing services. From April 1994 to March 1995, Mr. Wuttke was a founder and managing director of OnlinePark GmbH, the first internet access and consumer portal in Germany. Mr. Wuttke received masters degrees in Science and Business Administration from the Technical University of Berlin.

    In accordance with the terms of our Certificate of Incorporation, our board of directors is divided into three classes, denominated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. At each annual meeting of our stockholders, the successors to the directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election or until a successor has been duly elected and qualified. David J. Moore and Richard Burns are the Class I directors, whose terms expire at the 2002 annual meeting. Robert Perkins and Moritz Wuttke are the Class II directors, whose terms expire at the 2003 annual meeting. Philipp Gerbert and Arnie Semsky are the Class III directors whose term expires at the 2004 annual meeting. Directors' terms are subject to the election and qualification of their successors or to their earlier death, resignation or removal.

OTHER EXECUTIVE OFFICER INFORMATION

    Set forth below is information about each executive officer, including data on their business backgrounds. The information concerning the executive officers and their security holdings has been furnished to us by each executive officer.

    NORMAN M. BLASHKA joined the Company as Executive Vice President and Chief Financial Officer in November 2001. Previously, he served as Chief Financial Officer and Executive Vice President of Real Media, Inc., which we acquired, since September 1999. From January 1997 to September 1999, Mr. Blashka was Senior Vice President and Chief Financial Officer of Mickelberry
Communications, Inc., an integrated marketing services company, and Executive Vice President of Union Capital Corporation, a merchant bank and holding company affiliated with Mickelberry. From January 1999 to September 1999, Mr. Blashka was also the Chief Investment Officer at Union Capital. From October 1993 to September 1996, Mr. Blashka was the Vice President and Chief Financial Officer of Lang Communications, L.P., a privately-held magazine publisher. Mr. Blashka, a certified public accountant, obtained an M.B.A. from Columbia University's Graduate School of Business and a B.A., summa cum laude, in Economics from the State University of New York, College at New Paltz.

    MARK E. MORAN has been General Counsel and Secretary of the Company since April 1998. From June 1993 to April 1998, Mr. Moran was an associate attorney at the law firm of Proskauer Rose LLP. From April 1986 to May 1993, Mr. Moran was a financial analyst in the Securities Processing Division of The Bank of New York. Mr. Moran received a J.D. degree from Fordham Law School, a M.B.A. degree in Finance from Fordham Graduate School of Business, and a B.A. degree in Economics from The University of Virginia.

    ANTHONY PLESNER has been the Chief Operating Officer since April 2001. From October 2000 to March 2001, Mr. Plesner was our Senior Vice President, Strategic Planning. Mr. Plesner brings to our company more than 15 years of experience directing finance, business development and operations at a series of information and software-focused organizations. From March 1999 to October 2000, he was responsible for finance and business development with Medscape, a leading healthcare information and services organization. In
May 1998, Mr. Plesner founded nicheConsulting, an organization focused on supporting its clients through assistance with/implementation of key programs in strategy, business partnering and operational efficiencies. From January 1997 to May 1998, Mr. Plesner served as Chief Financial Officer and Vice President of Corporate Development for Confer Software, an internet-based workflow engine vendor. From February 1985 to December 1996, Mr. Plesner held a variety of key roles at Reuters, the worldwide information organization, where he was responsible for managing key operations in finance, business development and planning, from early stage through significant growth, both in the core activities of the company as well as in its new internet and content offerings. Mr. Plesner received an M.B.A. from the Katz Graduate School of Business at the University of Pittsburgh and a B.A. degree in Economics and Economic History from Manchester University (Great Britain).

          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

    Under the securities laws of the United States, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report their ownership of our securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during 2001. Based solely on its review of such forms received by it from such persons for their 2001 transactions, we believe that all filing requirements applicable to such directors, executive officers and greater than ten percent beneficial owners were complied with except for Form 3. Statements of Initial Holdings for Messrs. Wuttke, Gerbert and Blashka that were not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table provides information about the compensation paid or payable by us for services rendered in all capacities to our Chief Executive Officer and our executive officers for 2001.

                                                                             LONG TERM COMPENSATION
                                                                    ----------------------------------------
                                           ANNUAL COMPENSATION                     SECURITIES
                                         ------------------------      OTHER       UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     ANNUAL SALARY    BONUS     COMPENSATION   OPTIONS(#)   COMPENSATION
---------------------------   --------   -------------   --------   ------------   ----------   ------------
David J. Moore..............    2001        $225,000     $ 62,000(2)       0        292,500           0
  Chief Executive Officer       2000        $225,000     $120,072(2)       0        125,000(3)        0
                                1999        $225,000     $375,000         0         125,000           0

Mark E. Moran...............    2001        $157,500     $ 39,375         0          90,000           0
  Execurtive Vice President,    2000        $157,500     $ 37,419         0          75,000(4)        0
  General Counsel               1999        $150,000     $112,500         0          75,000           0

Anthony C. Plesner(1).......    2001        $150,000     $173,000         0         157,500           0
  Chief Operating Officer

------------------------

(1) Mr. Plesner commenced employment with us in October 2000 and earned less than $100,000 during 2000.

(2) Mr. Moore's 2001 bonus and a portion of his 2000 bonus was paid in shares of our common stock

(3) Mr. Moore's 125,000 options issued in January 2000 were cancelled in May 2000 in exchange for 41,666 shares of restricted stock that vest over four years from January 2, 2000.

(4) Mr. Moran's 75,000 options issued in January 2000 were cancelled in May 2000 in exchange for 25,000 shares of restricted stock that vest over four years from January 2, 2000.

STOCK OPTIONS

    The following table contains information concerning the grant of options to each of our executive officers during the year ended December 31, 2001. We did not grant any stock appreciation rights in 2001.

              OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2001

                                               INDIVIDUAL GRANTS
                            -------------------------------------------------------
                                              % OF OPTIONS                                       POTENTIAL REALIZABLE TOTAL
                            # OF SECURITIES    GRANTED TO                                         VALUE AT ASSUMED ANNUAL
                              UNDERLYING       EMPLOYEES     EXERCISE                              RATES OF STOCK OPTION
                                OPTIONS        IN FISCAL       PRICE     EXPIRATION               APPRECIATION FOR TERM(5)
NAME                         GRANTED(#)(1)      YEAR(2)      ($/SHARE)    DATE(4)        5%                 10%
----                        ---------------   ------------   ---------   ----------   --------   --------------------------
David J. Moore............      292,500            4.7          (3)        1/1/11     $32,498             $94,513
Mark E. Moran.............       90,000            1.4          (3)        1/1/11     $10,000             $29,081
Anthony C. Plesner........      157,500            2.5          (3)        1/1/11     $17,500             $50,892

------------------------

(1) All options were granted pursuant to the 1998 Stock Incentive Plan.

(2) The total number of options granted to directors and employees in 2001 was 6,283,400.

(3) 1/3 of the options was granted at each of $0.53, $1.25 and $2.00.

(4) Each option may be subject to earlier termination if the officer's employment with us is terminated.

(5) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of our common stock. The gains reflect a future value based upon growth at these prescribed rates. It is important to note that options have value to recipients only if the stock price advances beyond the exercise price shown in the table during the effective option period.

    The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended
December 31, 2001 and the value of outstanding and unexercised options held as of December 31, 2001. There were no stock appreciation rights exercised during 2001 and none were outstanding as of December 31, 2001.

        AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 2001
                       AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                          DECEMBER 31, 2001           DECEMBER 31, 2001(1)
                        SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                      ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ---------------   --------   -----------   -------------   -----------   -------------
David J. Moore........         0             0         160,000        257,500           $0             $0
Mark E. Moran.........         0             0          83,125        113,125           $0             $0
Anthony Plesner.......         0             0          52,500        105,000           $0             $0

------------------------

(1) Based on the closing market price of the common stock as reported by Nasdaq on December 31, 2001 of $0.23 per share.

EXECUTIVE EMPLOYMENT AGREEMENTS

    We have entered into employment agreements providing for annual compensation in excess of $100,000 with certain of our executive officers. The material terms of the employment agreements generally are as follows:

    - the employment term runs through December 31, 2002, except as stated below, and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least six months prior to the expiration of the then employment term;

    - during the employment term and thereafter, we will indemnify the executive to the fullest extent permitted by law, in connection with any claim against such executive as a result of such executive serving as one of our officers or directors or in any capacity at our request in or with regard to any other entity, employee benefit plan or enterprise;

    - any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) will be settled exclusively by arbitration;

    - we may terminate the agreement at any time with or without cause (as defined in the agreement) and, if an executive is terminated without cause (including our giving notice of non-renewal), he will receive severance pay and bonus, plus continued medical benefits generally for a period equal to the severance period; and

    - if termination is the result of the executive's death or disability, we will pay to the executive or his estate an amount generally equal to six months' base salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments).

    - Our original employment agreement with David J. Moore extends through January 1, 2003 and automatically renews each year. Mr. Moore's agreement provides for an annual base salary of $255,000 and a target bonus of $325,000 for 2002. If we terminate Mr. Moore without cause or elect not to renew his contract, he is entitled to receive severance pay in an amount equal to two times his base salary, plus the target bonus for which he is eligible during the fiscal year of termination.

    - Our employment agreement with Mark E. Moran provides for an annual base salary of $157,500 and a target bonus of $100,000 for 2002. If we terminate Mr. Moran without cause or elect not to renew his contract, he is entitled to receive severance pay in an amount equal to three-quarters of his base salary, plus three-quarters of the target bonus for which he is eligible during the fiscal year of termination.

    - Our employment agreement with Anthony Plesner extends through December 31, 2002 and provides for an annual base salary of $200,000 and a target bonus of $150,000 for 2002. If we terminate Mr. Plesner without cause, he is entitled to receive severance pay in an amount equal to one year's base salary, plus the target bonus for which he is eligible during the fiscal year of termination.

    - Our employment agreement with Norman Blashka extends until December 31, 2002 and provides for an annual base salary of $200,000 and a target bonus of $150,000 for 2002. If we terminate Mr. Blashka without cause or elect not to renew his contract, he is entitled to receive as severance pay his base salary for a period equal to the remainder of the employment term plus one year, subject to a maximum period of 18 months, plus 50% of the target bonus for which he is eligible during the fiscal year of termination.

    COMPENSATION OF DIRECTORS. Directors do not receive salaries or cash fees for serving as directors or for serving on committees. All members of the board of directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 Stock Incentive Plan. Under the 1998 Stock Incentive Plan, each non-employee director received an initial grant of a non-qualified option to purchase 18,750 shares of common stock at the fair market value on the date of grant, and also received, upon the date of each annual stockholders' meeting, a non-qualified option to purchase 4,688 shares of common stock, or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting. In October 2001, each director received a non-qualified option to purchase 50,000 shares of common stock at the fair market value on the date of grant, such option to vest in three equal annual installments. On the anniversary of this grant, each director will also receive a non-qualified option to purchase 16,667 shares of common stock at the fair market value on the date of grant.

                         1998 STOCK INCENTIVE PLAN AND
                   2001 STOCK INCENTIVE PLAN FOR NON-OFFICERS

    BACKGROUND; PURPOSE; ELIGIBILITY. The following provisions are applicable to both our 1998 Stock Incentive Plan and 2001 Stock Incentive Plan for Non-Officers, except as noted, and are intended only as a summary. The incentive plans are intended to foster stock ownership by employees and directors and thereby attract, retain and reward such employees and directors. All of our employees, consultants and non-employee directors that satisfy requirements are eligible to be granted awards under the incentive plans.

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

    AVAILABLE SHARES AND OTHER UNITS. A maximum of 9,901,313 and 2,500,000 shares of common stock may be issued pursuant to the 1998 Plan and 2001 Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 250,000. As of December 31, 2001, there were outstanding options to purchase an aggregate of 3,612,717 shares and 653,693 shares of common stock under the 1998 Plan and 2001 Plan, respectively. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. The Plan allows for an automatic increase in the shares available for issuance under the Plan on the first trading day of each calendar year, beginning with 2001, by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 1,750,000 shares in any given year.

    AMENDMENTS. The incentive plans may be amended by the board of directors, except that, generally, stockholder approval is required to take the following actions: increase the aggregate number of shares of common stock reserved for awards or the maximum individual limits for any fiscal year; change the classification of employees and non-employee directors eligible to receive awards; decrease the minimum option price of any option; extend the maximum option period under the incentive plans; or change any rights with respect to non-employee directors.

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

    CHANGE OF CONTROL. Unless otherwise determined by the compensation committee of the board of directors at the time of grant, in the event that we merge with another company, upon the sale of substantially all of our assets or securities representing 40% or more of the total combined voting power of our then outstanding securities, or upon changes in membership of the board of directors during any two-year period, then: each option will be fully vested and immediately exerciseable, or each option may be repurchased by us for an amount of cash equal to the excess of the change of control price (as defined in the incentive plans) over the exercise price; and the restrictions on shares of restricted stock shall lapse as if the applicable restriction period had ended.

                       THE 2001 EQUITY COMPENSATION PLAN

    On February 26, 2001, we adopted the 24/7 Real Media, Inc. 2001 Equity Compensation Plan to enable us to offer and issue to certain employees, former employees, advisors and consultants of the company and its affiliates our common stock in payment of amounts owed by us to such third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2001 Equity Compensation Plan shall not exceed 1,250,000 shares. We may from time to time issue to employees, former employees, advisors and consultants to the company or its affiliates shares of our common stock in payment or exchange for or in settlement or compromise of amounts due by us to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of our common stock issued pursuant to the 2001 Equity Compensation Plan will be issued at a price per share of not less than ninety-five percent (95%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by us. Our Chief Executive Officer is authorized to issue shares pursuant to and in accordance with the terms of the 2001 Equity Compensation Plan, and the plan may be amended at any time.

COMMITTEES OF THE BOARD OF DIRECTORS

    AUDIT COMMITTEE. The Audit Committee, composed of Messrs. Burns, Gerbert and Perkins, who are not employed by us and are, thus, independent directors, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees; and reviews the adequacy of our internal accounting controls.

    COMPENSATION COMMITTEE.  The Compensation Committee, composed of
Messrs. Burns, Perkins, Semsky and Wuttke, directors who all qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 Stock Incentive Plan and 2001 Stock Incentive Plan and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the Compensation Committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Each of Messrs. Burns, Semsky, Perkins and Wuttke, the current members of the compensation committee, is an independent, outside director. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2002, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and executive officers; and (iii) our current directors and executive officers as a group.

                                                              AMOUNT AND NATURE OF
BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP   PERCENTAGE(1)
----------------                                              --------------------   -------------
David J. Moore(2)...........................................        1,768,721             3.54%
Norman Blashka(3)...........................................          178,610                *
Richard Burns...............................................                0                *
Philipp Gerbert.............................................                0                *
Mark E. Moran(4)............................................          420,860                *
Robert Perkins..............................................                0                *
Arnie Semsky(5).............................................           12,891                *
Anthony Plesner(6)..........................................          235,176                *
Moritz Wuttke(7)............................................        7,745,504            15.63%
ALL CURRENT DIRECTORS AND OFFICERS AS A GROUP (9 PERSONS)...       10,361,762            20.54%
PubliGroupe USA Holding, Inc.(7)............................        7,745,504            15.63%

------------------------

*   Represents less than 1% of the outstanding common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 28, 2002 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the Persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 1250 Broadway, New York, NY 10001.

(2) Includes 41,666 shares of restricted stock issued under the 1998 stock incentive plan that vest over four years from January 1, 2000 and that are subject to forfeiture under the plan. Includes 211,463 shares of common stock held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore. Mr. Moore's wife is the trustee of each such trust. Includes options to purchase 415,625 shares.

(3) Includes options to purchase 133,333 shares of common stock.

(4) Includes 25,000 shares of restricted stock issued under the 1998 stock incentive plan that vest over four years from January 1, 2000 and that are subject to forfeiture under the plan. Also, includes options to purchase 258,319 shares of common stock.

(5) Represents options to purchase 12,891 shares of common stock.

(6) Includes options to purchase 198,944 shares of common stock.

(7) The address of PubliGroupe USA Holding, Inc. is 1100 Santa Monica Blvd, Suite 550, Los Angeles, CA, 90025. Represents shares held by PubliGroupe USA Holding, Inc. Mr. Wutte is an officer of the parent company of PubliGroupe USA. Mr. Wuttke disclaims beneficial ownership over these shares. Pursuant to a Lock-Up and Standstill Agreement dated October 31, 2001, PubliGroupe USA Holding has agreed: (i) to certain limitations and restrictions on its disposition of its shareholdings, (ii) for three years, without the consent of the Company, not to acquire additional shares of the Company's common stock or take any corporate action inconsistent with the recommendations of the Board of Directors of the Company, and (iii) for five years, to vote its shares at any stockholder meeting in the manner recommended by the Board of Directors of the Company, as reflected in the Company's proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2001, there were no transactions or series of transactions that the company was or is a party to in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON
       FORM 8-K.

    (a) See Index to Consolidated Financial Statements immediately following
       Exhibit Index on page F-1.

    (b) Current Reports on Form 8-K filed during the fourth quarter of 2001:

           Report on Form 8-K dated November 1, 2001 (file no. 0-29768). The report contained information about the merger with Real Media.

           Report on Form 8-K dated February 6, 2002 (file no. 0-29768). The report contained information about the sale of our IMAKE subsidiary.

    (c) Exhibits. See Exhibit Index immediately following signature pages.

    (d) Financial Statement Schedules.

       All other schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in the consolidated financial statements or the notes thereto.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss)...............................    F-5

Consolidated Statements of Cash Flows.......................    F-7

Notes to Consolidated Financial Statements..................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

    We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

New York, New York
March 29, 2002

                             24/7 REAL MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $     6,974   $   25,056
  Restricted cash...........................................        1,500           --
  Accounts receivable, less allowances of $2,493 and $5,868,
    respectively............................................        9,623       34,737
  Assets held for sale......................................          738           --
  Prepaid expenses and other current assets.................        1,931        3,295
                                                              -----------   ----------
    Total current assets....................................       20,766       63,088
Property and equipment, net.................................        6,308       44,189
Intangible assets, net......................................       14,518      103,777
Investments.................................................           --       11,267
Net long-term assets of discontinued operation..............           --       22,787
Long-term assets held for sale..............................        1,700           --
Receivable from related party...............................          600           --
Other assets................................................        1,452        5,163
                                                              -----------   ----------
    Total assets............................................  $    45,344   $  250,271
                                                              ===========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     8,781       12,792
  Accrued liabilities.......................................       16,306       22,508
  Net current liabilities of discontinued operation.........           --        3,260
  Current installments of obligations under capital
    leases..................................................           42           99
  Deferred revenue..........................................        2,422           --
  Deferred gain on sale of subsidiary.......................        2,308        3,356
                                                              -----------   ----------
    Total current liabilities...............................       29,859       42,015
Obligations under capital leases, excluding current
  installments..............................................          112          153
Loan payable--related party.................................        4,500           --
Minority interest...........................................           21          105

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized and no shares issued and outstanding.........           --           --
  Common stock, $.01 par value; 140,000,000 shares
    authorized; 49,532,127 and 42,475,807 shares issued and
    outstanding, respectively...............................          495          425
  Additional paid-in capital................................    1,070,403    1,069,445
  Deferred stock compensation...............................         (670)      (5,578)
  Accumulated other comprehensive income (loss).............          (62)       3,425
  Accumulated deficit.......................................   (1,059,314)    (859,719)
                                                              -----------   ----------
    Total stockholders' equity..............................       10,852      207,998
                                                              -----------   ----------
    Total liabilities and stockholders' equity..............  $    45,344   $  250,271
                                                              ===========   ==========

          See accompanying notes to consolidated financial statements.

                             24/7 REAL MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Revenues:
  Integrated media solutions................................  $    36,470   $   121,867   $    84,352
  Technology solutions......................................       15,906        24,206            --
                                                              -----------   -----------   -----------
    Total revenues..........................................       52,376       146,073        84,352
                                                              -----------   -----------   -----------
Cost of revenues:
  Integrated media solutions................................       32,213        95,020        61,472
  Technology solutions (exclusive of $629, $14 and $0,
    respectively, reported below as stock-based
    compensation............................................        5,500         7,942            --
                                                              -----------   -----------   -----------
    Total cost of revenues..................................       37,713       102,962        61,472
                                                              -----------   -----------   -----------
    Gross profit............................................       14,663        43,111        22,880
                                                              -----------   -----------   -----------
Operating expenses:
  Sales and marketing (exclusive of $548, $2,088 and $0,
    respectively, reported below as stock-based
    compensation)...........................................       21,471        42,688        20,157
  General and administrative (exclusive of $1,340, $2,470,
    and $313, respectively, reported below as stock-based
    compensation)...........................................       35,294        49,862        17,693
  Product development (exclusive of $713, $3,645 and $0,
    respectively, reported below as stock-based
    compensation)...........................................       15,350        18,188         1,891
  Amortization of goodwill, intangible assets and
    advances................................................       20,464       118,923        15,627
  Stock-based compensation..................................        3,230         8,217           313
  Write off of acquired in-process technology and merger
    related costs...........................................           --         5,336            --
  Restructuring and exit costs..............................       18,201        11,731            --
  Gain on sale of assets, net...............................       (2,000)           --            --
  Impairment of intangible assets...........................       74,394       500,220            --
                                                              -----------   -----------   -----------
    Total operating expenses................................      186,404       755,165        55,681
                                                              -----------   -----------   -----------
    Loss from operations....................................     (171,741)     (712,054)      (32,801)
Interest income, net........................................          790         1,359         3,005
Gain on sale of investments.................................        4,985        52,059            --
Gain on exchange of patent rights, net......................           --         4,053            --
Impairment of investments...................................       (3,089)     (101,387)           --
                                                              -----------   -----------   -----------
Loss from continuing operations.............................     (169,055)     (755,970)      (29,796)
Loss from discontinued operation............................      (30,540)      (23,952)       (9,266)
                                                              -----------   -----------   -----------
Net loss....................................................  $  (199,595)  $  (779,922)  $   (39,062)
                                                              ===========   ===========   ===========
Loss per common share--basic and diluted
Loss from continuing operations.............................  $     (3.80)  $    (22.66)  $     (1.49)
Loss from discontinued operation............................        (0.69)        (0.72)        (0.47)
                                                              -----------   -----------   -----------
Net loss....................................................  $     (4.49)  $    (23.38)  $     (1.96)
                                                              ===========   ===========   ===========
Weighted average shares outstanding.........................   44,438,527    33,363,613    19,972,446
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                             24/7 REAL MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  COMMON STOCK
                                                                     VOTING           ADDITIONAL
                                                              ---------------------    PAID-IN
                                                                SHARES      AMOUNT     CAPITAL
                                                              ----------   --------   ----------
Balance as of December 31, 1998.............................  16,434,494      164         92,003
Net loss....................................................          --       --             --
Unrealized gains on marketable securities, net of tax.......          --       --             --
  Comprehensive income......................................
Amortization of deferred stock compensation.................          --       --             --
Exercise of stock options...................................     631,221        6          2,997
Issuance of warrants........................................          --       --          5,858
Gain on issuance of stock by subsidiary.....................          --       --          2,271
Issuance of stock in secondary offering, net................   2,339,000       23        100,443
Issuance of common stock for acquired businesses............   1,856,872       19         55,300
Investment in Network Commerce..............................     476,410        5         23,641
Conversion of warrants into common stock....................     684,519        7             93
Stock compensation..........................................          --       --            200
                                                              ----------    -----     ----------
Balance as of December 31, 1999.............................  22,422,516      224        282,806
Net loss....................................................          --       --             --
Net change in marketable securities.........................          --       --             --
Cumulative foreign currency translation.....................          --       --             --
  Comprehensive loss........................................
Exercise of stock options...................................     335,758        3          5,329
Issuance of common stock for acquired businesses............  16,699,865      167        738,215
Conversion of warrants into common stock....................     359,839        4             (4)
Forfeiture of warrants......................................          --       --         (1,797)
Forfeiture of options.......................................          --       --         (1,532)
Revaluation of warrants.....................................          --       --           (246)
Issuance of common stock for investments....................   2,516,864       25         40,361
Issuance of common stock to employees.......................      31,000       --          1,530
Issuance of common stock for services.......................      62,921        1            334
Issuance of restricted common stock.........................      47,044        1          4,449
Amortization of deferred stock compensation.................          --       --             --
                                                              ----------    -----     ----------
Balance as of December 31, 2000.............................  42,475,807      425      1,069,445
Net loss....................................................          --       --             --
Net change in marketable securities.........................          --       --             --
Cumulative foreign currency translation.....................          --       --             --
  Comprehensive loss........................................
Exercise of stock options...................................      18,762       --             12
Issuance of common stock for acquired businesses............   9,941,112       99          2,840
Issuance of common stock to employees.......................     186,025        2             64
Vesting of restricted common stock..........................     177,425        2             (2)
Issuance of warrants........................................          --       --            204
Repurchase and retirement of WSR shares.....................  (3,267,004)     (33)          (359)
Forfeiture of unvested options..............................          --       --         (1,801)
Amortization of deferred stock compensation.................          --       --             --
                                                              ----------    -----     ----------
Balance as of December 31, 2001.............................  49,532,127    $ 495     $1,070,403
                                                              ==========    =====     ==========

          See accompanying notes to consolidated financial statements.

                             24/7 REAL MEDIA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DEFERRED         OTHER                         TOTAL
                                                     STOCK       COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                  COMPENSATION   INCOME (LOSS)     DEFICIT        EQUITY
                                                  ------------   -------------   -----------   -------------
Balance as of December 31, 1998.................    $  (345)       $     --      $  (40,735)      $ 51,087
Net loss........................................         --              --         (39,062)       (39,062)
Unrealized gains on marketable securities, net
  of tax........................................         --         194,790              --        194,790
                                                                                                  --------
  Comprehensive income..........................                                                   155,728
                                                                                                  --------
Amortization of deferred stock compensation.....        113              --              --            113
Exercise of stock options.......................         --              --              --          3,003
Issuance of warrants............................         --              --              --          5,858
Gain on issuance of stock bysubsidiary..........         --              --              --          2,271
Issuance of stock in secondary offering, net....         --              --              --        100,466
Issuance of common stock for acquired
  businesses....................................         --              --              --         55,319
Investment in Network Commerce..................         --              --              --         23,646
Conversion of warrants intocommon stock.........         --              --              --            100
Stock compensation..............................         --              --              --            200
                                                    -------        --------      -----------      --------
Balance as of December 31, 1999.................       (232)        194,790         (79,797)       397,791
Net loss........................................         --              --        (779,922)      (779,922)
Net change in marketable securities.............         --        (190,985)             --       (190,985)
Cumulative foreign currency translation.........         --            (380)             --           (380)
                                                                                                  --------
  Comprehensive loss............................                                                  (971,287)
                                                                                                  --------
Exercise of stock options.......................         --              --              --          5,332
Issuance of common stock for acquired
  businesses....................................     (9,727)             --              --        728,655
Conversion of warrants into common stock........         --              --              --             --
Forfeiture of warrants..........................         --              --              --         (1,797)
Forfeiture of options...........................      1,532              --              --             --
Revaluation of warrants.........................         --              --              --           (246)
Issuance of common stock for investments........         --              --              --         40,386
Issuance of common stock to employees...........         --              --              --          1,530
Issuance of common stock for services...........         --              --              --            335
Issuance of restricted common stock.............     (4,450)             --              --             --
Amortization of deferred stock compensation.....      7,299              --              --          7,299
                                                    -------        --------      -----------      --------
Balance as of December 31, 2000.................     (5,578)          3,425        (859,719)       207,998
Net loss........................................         --              --        (199,595)      (199,595)
Net change in marketable securities.............         --          (3,805)             --         (3,805)
Cumulative foreign currency translation.........         --             318              --            318
                                                                                                  --------
  Comprehensive loss............................                                                  (203,082)
                                                                                                  --------
Exercise of stock options.......................         --              --              --             12
Issuance of common stock for acquired
  businesses....................................         --              --              --          2,939
Issuance of common stock to employees...........         --              --              --             66
Vesting of restricted common stock..............         --              --              --             --
Issuance of warrants............................         --              --              --            204
Repurchase and retirement of WSR shares.........         --              --              --           (392)
Forfeiture of unvested options..................      1,801              --              --              0
Amortization of deferred stock compensation.....      3,107              --              --          3,107
                                                    -------        --------      -----------      --------
Balance as of December 31, 2001.................    $  (670)       $    (62)     $(1,059,314)     $ 10,852
                                                    =======        ========      ===========      ========

          See accompanying notes to consoldiated financial statements.

                             24/7 REAL MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
Cash flows from operating activities:
Net loss....................................................  $(199,595)  $(779,922)  $(39,062)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Loss from discontinued operation............................     30,540      23,952      9,266
Depreciation and amortization...............................     14,688      11,384      2,105
Amortization of prepaid services............................        942          --         --
Write-off of acquired in-process technology.................         --       4,797         --
Provision for doubtful accounts and sales reserves..........      6,677      10,329      2,105
Amortization of goodwill and other intangible assets........     20,464     116,706     13,800
Amortization of partner agreements..........................         --       2,217      1,827
Non-cash compensation.......................................      3,230       8,555        313
Gain on sale of investments.................................     (4,985)    (52,059)        --
Gain on sale of assets, net.................................     (2,000)         --         --
Warrants issued for services................................        100          --         --
Gain on exchange of patent rights, net......................         --      (4,053)        --
Impairment of investments...................................      3,089     101,387         --
Impairment of intangible assets.............................     74,394     500,220         --
Non-cash restructuring and exit costs.......................     15,071       6,372         --
Minority interest...........................................         --          --       (979)
Changes in operating assets and liabilities, net of
effect of acquisitions and dispositions:
  Accounts receivable.......................................     19,965      (8,049)   (22,359)
  Prepaid assets and other current assets...................      1,697       3,574     (1,030)
  Other assets..............................................      2,014         (33)       (25)
  Accounts payable and accrued liabilities..................    (21,995)    (20,803)    18,152
  Deferred revenue..........................................     (1,594)     (4,562)       494
                                                              ---------   ---------   --------
    Net cash used in operating activities...................    (37,298)    (79,988)   (15,393)
                                                              ---------   ---------   --------
Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses......     16,767          --         --
Cash acquired in (paid for) acquisitions, net...............      6,343      23,952     (4,173)
Proceeds from sale of investments...........................      9,358      65,901         --
Proceeds from exchange of patent rights, net of expenses....         --       4,053         --
Proceeds from sale of marketable securities.................         --       9,613         --
Loans to employees..........................................         --         350         --
Capital expenditures, including capitalized software........     (2,246)    (27,086)   (17,977)
Cash paid for investments...................................         --      (6,120)   (45,095)
                                                              ---------   ---------   --------
    Net cash provided by (used in) investing activities.....     30,222      70,663    (67,245)
                                                              ---------   ---------   --------
Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of
  warrants..................................................         12       5,331      1,777
Payment of capital lease obligations........................        (98)        (60)       (54)
Cash paid in settlement for treasury stock..................       (275)         --         --
Repurchase of minority interest.............................        (84)         --         --
Proceeds from secondary offering of common stock, net.......         --          --    100,465
Proceeds from issuance of preferred stock of subsidiary.....         --          --        105
Repayment of notes payable..................................         --          --       (593)
Payments on short-term borrowings...........................         --          --       (180)
                                                              ---------   ---------   --------
    Net cash (used in) provided by financing activities.....       (445)      5,271    101,520
                                                              ---------   ---------   --------
    Net change in cash and cash equivalents.................     (7,521)     (4,054)    18,882
Effect of foreign currency on cash..........................        (38)       (380)        --
Cash used by discontinued operation.........................    (10,523)    (11,680)   (11,761)
Cash and cash equivalents at beginning of period............     25,056      41,170     34,049
                                                              ---------   ---------   --------
Cash and cash equivalents at end of period..................  $   6,974   $  25,056   $ 41,170
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS AND GOING CONCERN

    On November 9, 2001, the Company amended its Certificate of Incorporation to change its name from 24/7 Media, Inc. to 24/7 Real Media, Inc ("24/7 Real Media" or the "Company"). 24/7 Real Media together with its subsidiaries is a provider of marketing solutions to the digital advertising industry including Web publishers, online advertisers, advertising agencies, e-marketers and e-commerce merchants. In October 2001, through the merger with Real Media, the Company has expanded its operations into Europe.

    The Company operates in two principal lines of business: Integrated Media Solutions and Technology Solutions.

    - Integrated Media Solutions connects advertisers to audiences via Web-based advertising including banner ads, sponsorships, targeted search traffic delivery, and promotions as well as serves as a list manager for permission-based email lists.

    - Technology Solutions, through Open Adstream, its propriety technology, provides advertising delivery and management.

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

    The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The explanatory paragraph states that the Company's recurring losses from operations since inception and working capital deficiency raises substantial doubt about the Company's ability to continue as a going concern and that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Management believes that despite significant rationalizations in its cost structure, its current cash and cash equivalents may not be sufficient to meet its anticipated operating cash needs for 2002 and there can be no assurance that new funds can be secured on commercially reasonable terms acceptable to the Company, when needed, or at all.

    Management also believes that the support of the Company's vendors, customers, stockholders and employees, among others, continue to be key factors affecting the Company's future success. Management's plan to continue as a going concern relies heavily on achieving revenue targets and raising additional financing, as well as, reducing its operating expenses. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling core assets which could result in significant changes in its business plan. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to raise additional funds through equity financing. There can be no assurance that the Company

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) will be able to sell additional equity in the future or that additional financing will be available to the Company on commercially reasonable terms, when needed, or at all.

PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS AND LETTERS OF CREDIT

    The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts.

    As of December 31, 2001 and 2000, the Company maintained $0.7 million and $0.6 million, respectively, in letters of credit, primarily related to leases.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the leases or the estimated useful lives of the assets, whichever is shorter.

INTANGIBLE ASSETS

    Goodwill and intangible assets relate to the Company's acquisitions accounted for under the purchase method of accounting. Under the purchase method of accounting, the excess of the purchase

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Intangible assets are estimated by management to be primarily associated with the acquired workforce, contracts, technological know how and goodwill. As a result of the rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals and customers, recorded intangible assets are amortized on the straight-line basis over the estimated period of benefit, which is two to four years (see notes 2 and 3).

CAPITALIZED SOFTWARE

    In accordance with American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP No. 98-1"), the Company requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. SOP No. 98-1 also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 2000, the Company had capitalized approximately $16.6 million in connection with the 24/7 Connect ad serving system. Capitalized computer software was depreciated using the straight-line method over the estimated useful life of the software, generally 4 years. In December 2001, pursuant to a formal restructuring plan, the Company decided to abandon its 24/7 Connect technology. As a result, the Company wrote off any remaining capitalized software related to Connect (see note 7).

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

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was $318,000, $380,000, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

REVENUE AND EXPENSE RECOGNITION

    INTEGRATED MEDIA SOLUTIONS

    The Company's network revenues are derived principally from short-term advertising agreements in which it delivers advertising impressions for a fixed fee to third-party Web sites comprising the Company's Network. The Company's email related revenues are derived principally from short-term delivery based agreements in which the Company delivers advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients both of which are recognized upon delivery.

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

    TECHNOLOGY SOLUTIONS

    The Company's technology revenues are derived from licensing of its ad serving software and related maintenance and support contracts. In addition, the Company derived revenue from its broadband and professional services subsidiary, IMAKE, which was sold in January 2000 (see note 17); and its email service bureau subsidiary, Exactis, and its third party ad serving subsidiary, Sabela, both of which were sold in May of 2001 (see note 5). Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" upon delivery of the software, which is generally when customers begin utilizing the software, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Revenue related to the central ad serving product is recognized monthly based on specified pricing dependent upon usage levels.

    Revenue from software maintenance and support services is recognized ratably over the life of the maintenance agreements, which typically do not exceed one year. Maintenance revenue invoiced in advance of the related services is recorded as deferred revenue. Expense from the Company's licensing, maintenance and support revenues are primarily payroll costs incurred to deliver, modify and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

    Consulting revenues derived from the Company's broadband professional services subsidiary, IMAKE, are under fixed price contracts that are recognized on a percentage of completion basis based on labor hours incurred to total estimated contract hours. Revenues under time and materials contracts are recognized as the hours are incurred. Fixed monthly maintenance contracts are recognized in the corresponding months. Commencing January 1, 2002, the Company will no longer generate revenue from these consulting contracts due to the sale of IMAKE in January 2002 (see note 17).

    At December 31, 2001 and 2000, accounts receivable included approximately $2.4 million and $4.0 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are sometimes invoiced in the month following the completion of the earnings process. The decrease in unbilled receivables from December 31, 2000 to December 31, 2001 resulted from the decrease in revenues generated in the fourth quarter of 2001. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of December 31, 2001 have been subsequently billed.

PRODUCT DEVELOPMENT COSTS

    Product development costs and enhancements to existing products are charged to operations as incurred.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock.

    The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses the need to record impairment losses on long-lived assets, including fixed assets, goodwill and other intangible assets, to be held and used in operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Assets to be disposed of are carried at their lower of the carrying value or fair value less costs to sell.

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

    In 2001 and 2000, the Company wrote off $74.4 million and $500.2 million, respectively, in goodwill and intangible assets (see note 3). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

RESTRUCTURING ACTIVITIES

    Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 7).

ADVERTISING EXPENSE

    The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statement of operations and totaled $1.8 million, $7.6 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is presented in the consolidated statement of stockholders' equity. Total comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 was $(203.1) million, $(971.3) million and
$155.7 million, respectively. Comprehensive loss resulted primarily from net losses of $(199.6) million and $(779.9) million, respectively, as well as a change in unrealized gains

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) (losses), net of tax, of marketable securities of $(3.8) million and $(191.0) million, respectively, and foreign currency translation adjustments of $0.3 million and $(0.4) million, respectively. The net change in unrealized losses for the year ended December 31, 2001 of $(3.8) million is comprised of net unrealized holding losses arising during the period of $6.3 million related to chinadotcom, a reclassification adjustment of $5.0 million for net gains related to the sale of all of the Company's available-for-sale securities and some cost based investments and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile. The net change in unrealized gains (losses) for the year ended December 31, 2000 of $(191.0) million is comprised of net unrealized holding losses arising during the period of $215.6 million related to chinadotcom, a reclassification adjustment of $52.1 million for gains on the sale of chinadotcom and a reclassification adjustment of $27.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

FINANCIAL INSTRUMENTS AND CONCENTRATION OF RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable, certain investments, accounts payable and accrued liabilities. At December 31, 2001 and 2000, the fair value of these instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. For the years ended December 31, 2001, 2000 and 1999, the Company derived
$16.9 million, $46.5 million and $6.8 million, respectively, in revenue denominated in foreign currencies related principally to its discontinued operation. The Company has not experienced any material adverse impact due to fluctuations in foreign currency rates.

    No single customer accounted for a material portion (>10%) of total revenues for the years ended December 31, 2001, 2000 and 1999. No single customer accounted for a material portion (>10%) of the accounts receivable balance at December 31, 2001 or 2000. To date, accounts receivable have been derived primarily from advertising fees billed to advertisers. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for.

LOSS PER SHARE

    Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the year ended December 31, 2001, 2000 and 1999 does not include the effects of options to purchase 4.3 million, 6.9 million and 3.3 million shares of common stock, respectively; 4.0 million, 2.9 million and 3.3 million common stock

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

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

    On January 1, 2000, the Company acquired the remaining interest in 24/7 Media Europe through the issuance of common stock. The Company issued 428,745 shares of 24/7 Real Media common stock, valued at approximately $24.1 million, resulting in additional goodwill and other intangible assets of $24.1 million. The goodwill and other intangible assets were being amortized over the remaining period of benefit of three years. As of June 30, 2001, these entities were treated as a discontinued operation (see note 4).

ACQUISITION OF SIFT

    On March 8, 1999, the Company acquired Sift, Inc., a provider of email based direct marketing services, for approximately 763,000 shares of 24/7 Real Media's common stock plus the assumption of previously-outstanding stock options which were converted into options to acquire approximately 100,000 shares of the Company's common stock.

    The acquisition of Sift has been accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Sift.

ACQUISITION OF CLICKTHROUGH

    On July 26, 1999, the Company acquired ClickThrough Interactive ("ClickThrough"), a leading Canadian Internet advertising sales network. The acquisition was accomplished through the issuance of 150,000 redeemable non-voting preferred shares of the Company's subsidiary and a cash payment of $750,000. The subsidiary's redeemable non-voting preferred shares are exchangeable into an equal

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)
number of shares of the Company's common stock at the option of the holders or the Company, of which 76,875 have been converted through of December 31, 2001.

ACQUISITION OF CONSUMERNET

    On August 17, 1999, the Company acquired Music Marketing Network Inc. d/b/a ConsumerNet ("ConsumerNet"), a leading provider of email marketing solutions. The aggregate purchase price of approximately $52.0 million consists of approximately 1.7 million shares of 24/7 Real Media common stock valued at approximately $47.0 million, $3.2 million in cash (including acquisition costs of $320,000) and the assumption of previously outstanding options. The fair value of the options of approximately $1.8 million was determined using the Black-Scholes option pricing model.

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

    On July 20, 2000, the Company issued 880,000 contingent shares. The shares had a value of $11.9 million, which was considered additional goodwill. At September 30, 2000, an additional 18,000 contingent shares were earned pursuant to the agreement, resulting in $0.2 million of additional goodwill. At September 30, 2001, the remaining 14,000 contingent shares, valued at approximately $3,000 were earned. The additional amounts of goodwill are being amortized over the remaining period of benefit. The Company sold IMAKE in January 2002 (See note 17).

ACQUISITION OF SABELA

    On January 9, 2000, the Company acquired Sabela, a global ad serving, tracking and analysis company with products for online advertisers and Web publishers. The purchase price of approximately $65.0 million consists of approximately 1.2 million shares of 24/7 Real Media common stock valued at approximately $58.3 million, cash consideration of $2.1 million, fair value of warrants assumed of $1.2 million, fair value of options assumed of $1.7 million and $1.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $64.7 million has

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)
been allocated $7.1 million to technology, $1.1 million to workforce and $56.5 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill and technology; and two years for workforce. The acquisition was accounted for as a purchase business combination, effective as of January 1, 2000, for accounting purposes. The Company sold Sabela in May 2001 (See note 5).

ACQUISITION OF AWARDTRACK

    On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.3 million consists of approximately
1.1 million shares of 24/7 Real Media common stock valued at approximately
$64.0 million, fair value of options assumed of $4.6 million and $0.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.4 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $60.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes. The Company abandoned the operations of Award in December 2000 and sold certain intellectual property assets in May 2001 (see note 5).

ACQUISITION OF EXACTIS

    On June 28, 2000, the Company acquired all of the outstanding common stock of Exactis.com, Inc., a provider of email based direct marketing services, in exchange for Company common stock. Exactis.com stockholders received shares of 24/7 Real Media common stock based on an exchange ratio of 0.6 shares of 24/7 Real Media common stock for each share of Exactis.com common stock. The purchase price of approximately $475.6 million consists of approximately 8.2 million shares of 24/7 Real Media common stock valued at approximately $383.0 million, fair value of options assumed of $82.9 million, fair value of warrants assumed of $2.3 million, deferred compensation of $2.9 million and acquisition costs of $4.5 million. The purchase price in excess of the value of identified assets and liabilities assumed of $428.8 million has been allocated $60.8 million to technology, $1.0 million to tradename, $3.2 million to workforce, $2.1 million to customer base and $361.7 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology, customer base and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of June 30, 2000 for accounting purposes. The Company sold Exactis in May 2001 (see note 5).

ACQUISITION OF WSR

    On August 24, 2000, the Company acquired WSR, which engages in the business of delivering targeted search traffic on behalf of its clients. The purchase price of approximately $66.7 million, excluding contingent consideration of
2.8 million shares, consists of approximately 4.3 million shares of

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)
24/7 Media common stock valued at approximately $61.3 million, fair value of options assumed of $4.1 million and acquisition costs of $1.3 million. The purchase price in excess of the value of identified assets acquired of $63.0 million has been allocated $54.0 million to technology, $6.6 million to goodwill, $1.1 million to deferred compensation and $1.3 to workforce. The goodwill and intangible assets are being amortized over their expected period of benefit, which is four years for goodwill and technology and two years for workforce. The acquisition was accounted for as a purchase business combination.

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

ACQUISITION OF KENDRO COMMUNICATIONS

    On April 1, 2000, our subsidiary 24/7 Media Europe NV acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of the Company's common stock valued at approximately $487,000, excluding contingent consideration of up to $6.7 million to be paid in the Company's common stock, excluding contingent consideration subject to performance standards and other contractual requirements. The performance standards are based on revenues of the acquired business for the fiscal years ended March 31, 2001 and 2002, and the price of the Company's common stock at March 31, 2001 and 2002, respectively, and will be payable by 24/7 Europe within fourteen days after the delivery of audited revenue statements provided that the sellers are employees of the Company. As of March 31, 2001, the Company accrued an estimate of $1.1 million for the settlement of this contingency. In May 2001, the European Board of Directors approved a plan to close down the Swiss operations as well as certain other offices in an effort to restructure the European operations. As a part of that restructuring, the Company entered into an agreement terminating the original Kendro purchase agreement. As full settlement for termination the Company made a cash payment of $1.1 million and issued
1.0 million shares valued at $490,000 to the former shareholders. The Company has reflected the share issuance as stock based compensation which along with the remaining charges

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)
are included in the loss from discontinued operations line item in the 2001 consolidated statement of operations. As of June 30, 2001, the Company treated this as a discontinued operation (see note 4).

ACQUISITION OF IPROMOTIONS

    On April 17, 2000, the Company acquired iPromotions, Inc., a Seattle based promotions and sweepstakes management firm. The purchase price of $3.5 million consists of $2.0 million in cash, approximately 33,000 shares of common stock valued at approximately $654,000, fair value of options assumed of $736,000 and $100,000 in acquisition costs.

ACQUISITION OF REAL MEDIA

    On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. The total purchase price of $6.7 million also included acquisition and transaction costs of $0.9 million and assumption of $3.6 million in net liabilities. The merger created cost reductions for the combined Company, one of which was to focus on Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing technology, 24/7 Connect. Other cost reductions were achieved through the elimination of redundant personnel, affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on Real Media's and 24/7's brand names. The purchase price in excess of the value of net liabilities acquired of $6.7 million has been allocated $3.5 million to acquired technology, $0.5 million to tradename and $2.7 million to goodwill. The acquired technology and tradename are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards Board 141, "Business Combinations" and Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized.

    The Company also guaranteed a Promissory Note for $4.5 million issued by Publigroupe USA Holding, Inc. ("Publigroupe"), former principal shareholder of Real Media, as of the acquisition date, which was to be used primarily to finance Real Media's restructuring plan. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. The restructuring plan provides for office closings of $0.2 million, workforce reduction of approximately 120 employees for $3.1 million and other related obligations of $1.2 million. Publigroupe also promised to provide additional funding in the form of three-year notes of $1.5 million which was received in January 2002 and $1.5 million contingent upon the achievement of target operating results for the three months ended March 31, 2002, as defined in the agreement. In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid in November 2001.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)

    The net liabilities acquired consist of the following:

ASSET/LIABILITY                                                AMOUNT
---------------                                               --------
Cash........................................................  $ 6,343
Accounts receivable.........................................    6,405
Fixed assets................................................    2,248
Receivable--Publigroupe.....................................      600
Other assets................................................    1,411
Accounts payable and accrued liabilites.....................  (13,870)
Deferred revenue............................................   (2,249)
Note payable--Publigroupe...................................   (4,500)
                                                              -------
                                                              $(3,612)
                                                              =======

SUMMARY

    Except for Sift, each of the Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:

                                                        NET
                                                     TANGIBLE
                                     ACQUISITION      ASSETS       IN-PROCESS     DEFERRED     INTANGIBLES/   USEFUL LIFE
ACQUIRED ENTITY                         COSTS      (LIABILITIES)   TECHNOLOGY   COMPENSATION     GOODWILL     (IN YEARS)
---------------                      -----------   -------------   ----------   ------------   ------------   -----------
YEAR ENDED DECEMBER 31, 1999:
InterAd (24/7 Media Europe)........   $  1,991        $  (725)       $   --        $   --        $  2,716            4
Less: Sale of Card Secure..........       (500)           522            --            --          (1,022)           3
ClickThrough.......................      5,875            (69)           --            --           5,944            3
ConsumerNet........................     52,043         (1,015)           --            --          53,058            4
Netbookings........................      5,748             26            --            --           5,722            3
                                      --------        -------        ------        ------        --------
                                      $ 65,157        $(1,261)       $   --        $   --        $ 66,418
                                      ========        =======        ======        ======        ========
YEAR ENDED DECEMBER 31, 2000:
IMAKE..............................   $ 46,750        $  (793)       $4,700        $5,785        $ 37,058          2-4
24/7 Media Europe..................     24,117             --            --            --          24,117            3
Sabela.............................     65,026            317            --            --          64,709          2-4
AwardTrack.........................     69,293            (82)           --            --          69,375          2-4
Exactis............................    475,636         43,939            --         2,870         428,827          2-4
WSR................................     66,675          3,720            --         1,072          61,883            4
Kendro.............................        487             17            --            --             470            4
iPromotions........................      3,489           (127)           97            --           3,519          2-4
                                      --------        -------        ------        ------        --------
                                      $751,473        $46,991        $4,797        $9,727        $689,958
                                      ========        =======        ======        ======        ========
YEAR ENDED DECEMBER 31, 2001:
Real Media.........................   $  3,060        $(3,612)       $   --        $   --        $  6,672            4
                                      ========        =======        ======        ======        ========

    The following unaudited pro forma consolidated amounts give effect to the Company's 2001 and 2000 acquisitions accounted for by the purchase method of accounting as if they had occurred at the

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(2) BUSINESS COMBINATIONS (CONTINUED)
beginning of the respective period by consolidating the results of operations of the acquired entities for the year ended December 31, 2001 and 2000.

    The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                               (IN THOUSANDS EXCEPT PER
                                                                      SHARE DATA)
Total revenue...............................................   $   78,814     $  208,256
Net loss....................................................     (216,136)      (994,661)
Net loss per common share...................................   $    (4.22)    $   (19.62)
Weighted average common shares used in net loss per share
  calculation(1)............................................   51,255,819     50,692,675

------------------------

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 2001 includes the 8,216,868 shares issued for Real Media as if the shares were issued on January 1, 2001. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 2000 includes the 1,129,344, 8,156,843, 4,260,000 and
    8,216,868 shares issued for AwardTrack, Exactis WSR and Real Media, respectively as if the shares were issued on January 1, 2000.

WRITE OFF OF ACQUIRED IN PROCESS TECHNOLOGY AND MERGER RELATED COSTS

    Merger related costs for the year ended December 31, 2000 shown separately on the consolidated statement of operations include a $4.7 million write-off of in-process technology associated with the IMAKE acquisition and approximately $0.8 million of integration related costs.

(3)  BALANCE SHEET COMPONENTS

    Property and Equipment, Net

                                                                    DECEMBER 31
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
                                                                  (IN THOUSANDS)
Computer equipment..........................................  $14,140        $25,028
Ad serving system...........................................       --         24,098
Furniture and fixtures......................................    1,320          5,208
Leasehold improvements......................................      780          3,579
                                                              -------        -------
                                                               16,240         57,913
Less accumulated depreciation and amortization..............   (9,932)       (13,724)
                                                              -------        -------
                                                              $ 6,308        $44,189
                                                              =======        =======

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(3)  BALANCE SHEET COMPONENTS (CONTINUED)
    At December 31, 2001 and 2000, computer equipment includes equipment with a cost of $0.5 million acquired under a capital lease. The net book value of the related equipment at December 31, 2001 and 2000 was $0.2 million and $0.3 million, respectively.

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

    Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). Starting with the fourth quarter of 2000, the Company has reevaluated the carrying value of its businesses on a quarterly basis. The Company's revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 and 2001. In addition, each of these entities have experienced declines in operating and financial metrics over several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2-4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

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

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(3)  BALANCE SHEET COMPONENTS (CONTINUED)
    As a result, the Company's management determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values. In addition, during 2000, the Company had abandoned operations of its AwardTrack subsidiary and entered into negotiations for the sale of its Sabela subsidiary. In February 2002, the Company sold its Imake division. The Company has recorded Sabela's and Imake's assets at their estimated realizable value at December 31, 2000 and 2001, respectively. As a result of these actions the Company has written off all remaining goodwill and intangible assets related to AwardTrack, Sabela and Imake. Accordingly, the Company recognized $74.4 million and $500.2 million in impairment charges to adjust the carrying values in 2001 and 2000 respectively. Impairments taken were as follows:

                                                                2001       2000
                                                              --------   --------
Imake.......................................................   $17.7      $  5.4
Exactis.....................................................     4.5       367.2
ConsumerNet.................................................    25.3          --
WSR.........................................................    26.9        21.3
AwardTrack..................................................      --        55.5
Sabela......................................................      --        47.9
iPromotions.................................................      --         2.9
                                                               -----      ------
  Total.....................................................   $74.4      $500.2
                                                               =====      ======

    The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

    After giving effect to the aforementioned impairment charges of $74.4 million, the remaining amount of goodwill and other intangibles, net, as of December 31, 2001 was $14.5 million: $6.7 million related to Real Media, $3.8 million related to ConsumerNet, $2.9 million related to WSR and $1.1 million related to ClickThrough.

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $13,884    $ 89,793
Technology..................................................    6,001      50,471
Other intangible assets.....................................    1,230       6,365
                                                              -------    --------
                                                               21,115     146,629
Less accumulated amortization...............................   (6,597)    (42,852)
                                                              -------    --------
                                                              $14,518    $103,777
                                                              =======    ========

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(3)  BALANCE SHEET COMPONENTS (CONTINUED)
ACCRUED LIABILITIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Affiliate fees..............................................  $ 3,752    $  4,614
Incentives, commissions and expenses(1).....................    2,252       2,940
Restructuring and exit costs (note 7).......................    4,267       4,493
Accrued fixed assets........................................       --       2,190
Accrued other...............................................    6,035       8,271
                                                              -------    --------
                                                              $16,306    $ 22,508
                                                              =======    ========

------------------------

(1) Incentives, commissions and expenses include commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by those employees. All such balances as of December 31, 2001 and 2000, except $846 and $739, respectively, have subsequently been paid.

(4) DISCONTINUED OPERATION

    On August 6, 2001, the Company, determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of directors. Management of 24/7 Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. The consolidated financial statements of the Company have been restated to reflect the disposition of the international segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of Europe have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operation," "Net assets of discontinued operation," and "Net cash used by discontinued operation," for all periods presented.

    During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero. The write down included $12.3 million in impairment charges related to goodwill and other intangible assets.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(4) DISCONTINUED OPERATION (CONTINUED)
    Summarized financial information for the discontinued operation is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
STATEMENTS OF OPERATIONS DATA                               2001        2000       1999
-----------------------------                            ----------   --------   --------
Revenues...............................................   $10,555     $39,082     $5,659
Net loss...............................................   (30,540)    (23,952)    (9,266)

                                                         DECEMBER 31,
BALANCE SHEET DATA                                           2000
------------------                                       ------------
Current assets.                                          $     18,656
Total assets...........................................      22,787
Current liabilities....................................      (3,260)
Long-term liabilities..................................          --
                                                            -------
Net assets of discontinued operation...................     $19,527
                                                            =======

(5) DISPOSAL OF NON-CORE ASSETS

    On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian. The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. The $1.5 million in escrow and $1.75 million prepayment were initially reflected as deferred gain on sale of subsidiary on the consolidated balance sheet. During 2001, the Company has been billed approximately $942,000 in services. Accordingly, the Company reduced the prepayment and deferred gain for such services which have been reflected as cost of revenues and gain on sale of subsidiary in the 2001 statement of operations. Through December 31, 2001, the sale has resulted in a loss of $4.4 million in the aggregate, not including the remainder of the aforementioned deferred gain of $2.3 million yet to be realized. The Company has reflected the remaining $0.8 million of prepaid services in prepaid and other current assets and the $1.5 million escrow amounts in restricted cash held in escrow on the consolidated balance sheet. Subsequent to the sale, Experian disputed the $1.5 million and subsequently settled (see note 14).

    Also during May 2001, the Company sold certain technology assets and intellectual property of Sabela and AwardTrack. The Company has retained the remaining assets of these subsidiaries. AwardTrack operations were closed in 2000 and the Company completed the shut down of the remaining operations of Sabela on September 30, 2001. Proceeds associated with these sales amounted to approximately $5.8 million before shut down and disposal costs. These sales resulted in approximately a $6.4 million gain.

(6) INVESTMENTS

    On December 30, 1998, the Company acquired a 10% equity interest in chinadotcom by issuing 203,851 shares of the Company's common stock, valued at approximately $6.6 million, plus $3 million in cash. In July 1999, the Company purchased an additional 450,000 shares for $9.0 million. In July 1999, chinadotcom completed its initial public offering. Accordingly, the Company's investment in

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(6) INVESTMENTS (CONTINUED)
chinadotcom was reclassified as an available-for-sale security and has been reflected at its fair market value from that date.

    On April 5, 1999, the Company entered into a securities purchase agreement with Network Commerce (formerly ShopNow.com). Pursuant to this agreement, 24/7 Real Media acquired approximately 18% of Network Commerce in exchange for consideration of $5.1 million in cash, 476,410 shares of 24/7 Real Media's common stock with a value equal to $23.6 million and 24/7 Real Media's investment in CardSecure. In September 1999, Network Commerce completed its initial public offering. Accordingly, the Company's investment in Network Commerce was reclassified as an available-for-sale security and has been reflected at its fair value from that date.

    On August 24, 2000, the Company acquired a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom, in exchange for 2.5 million shares of the Company's common stock valued at $39.4 million. Pursuant to the exchange agreement, chinadotcom is entitled to one Class I member on the Company's board, with a term expiring in 2002. The Company cannot sell its interest in Media-Asia nor can chinadotcom sell any of the 2.5 million shares received for a period of twelve months. Each of the parties received the right of first refusal to purchase the others shares, except in the case of an IPO. The Company agreed to provide funding of up to approximately $2.0 million in additional capital in proportion to its equity interest, provided 24/7 Media-Asia's 80.1% stockholder, chinadotcom, provides up to approximately $8.0 million in additional capital. In addition, 24/7 Real Media received an option to put back the Company's shares in Media-Asia for approximately 1.8 million shares of chinadotcom (i) upon change of control of chinadotcom or (ii) upon the third anniversary of the agreement if an IPO of Media-Asia doesn't occur within conditions as specified in the agreement. The Company has recorded its investment in Media-Asia as a cost based investment.

    In August 2000, the Company acquired a 19.9% interest in AT-Asia, a subsidiary of chinadotcom, through the Company's subsidiary AwardTrack ("AT"). The Company and chinadotcom have committed to make a minimum investment of $4.0 million based on the Company's pro-rata shares. The Company is required to make an initial investment of approximately $0.2 million. In addition, the Company has the option to purchase within the first twelve months additional shares to increase the Company's ownership percentage to 45% in exchange for $1 million.

    The Company has entered into licensing and service agreements with Media-Asia relating to use of the 24/7 Media name, use of the 24/7 Mail brand and related technology and rights to sell associated suite of products, and service agreements to provide 24/7 Connect. The Company also entered into a license and service agreement with AT-Asia to use the AT technology and the AT products and rights to sublicense the AT technology and products to third party websites in the Territory, as defined in the agreement. The respective agreements call for exclusive licensing rights which would terminate if minimum revenue amounts aren't met or if meaningful operations are not established within a twelve month period. Many of these agreements call for upfront initial licensing fees. Due to the exclusive nature of these license arrangements, the Company is required to recognize any upfront licensing fees over the applicable licensing periods or the expected term of the agreement which ranges from three to five years. Upfront licensing fees under the respective agreements amounted to $0.8 million of which $0.5 million related to AwardTrack is currently in dispute. As of December 31, 2001, none of the upfront fees have been received and therefore are not reflected in the consolidated balance sheet or statement of operations. Some of the agreements also call for minimum royalty amounts.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(6) INVESTMENTS (CONTINUED)

    Some of the agreements also call for minimum royalty amounts

    The Company and Media-Asia also agreed upon amounts still owed to the Company relating to Network royalties under the former agreement for all of 1999 and through December 31, 2000 of which $1.0 million has been received and is reflected in the consolidated statement of operations for the year ended December 31, 2000 since then no amounts have been received or reflected in our operating results. Minimum royalty amounts relating to the aforementioned agreements for the years ended December 31, 2001 and 2002 are $1.6 million and $2.4 million respectively.

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

    As of December 31, 2001, no investments remain. Investments at December 31, 2000 are comprised of:

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Available-for-sale securities, at fair value................     $ 9,137
Investments, at cost........................................       2,130
                                                                 -------
  Total.....................................................     $11,267
                                                                 =======

    During the year ended December 31, 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold its interest in Idealab for $2.5 million resulting in a gain of approximately $0.9 million. In addition, the Company sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million.

    During the year ended December 31, 2000, the Company sold approximately
5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(6) INVESTMENTS (CONTINUED)
$13.8 million, which resulted in a gain on sale of investments of approximately $52.1 million. At December 31, 2000, the Company's available-for-sale investments of $9.1 million is comprised of the following: $5.5 million relating to approximately 1.2 million shares of chinadotcom; $3.2 million relating to approximately 4.3 million shares of Network Commerce, and $0.4 million relating to approximately 94,000 shares of i3Mobile.

(7) RESTRUCTURING CHARGE

    During the years ended December 31, 2001 and 2000, restructuring charges of approximately $18.2 million and $11.7 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives in 2001 were to reduce employee headcount, consolidate operations and reduce office space in order to better align its sales, development and administrative organization and to position the Company for profitable growth consistent with management's long-term objectives. The 2001 restructurings involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our Connect adserving solution. The $18.2 million charge consists of severance of $2.2 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for Connect. In addition, the Company acquired a restructuring reserve of $4.5 million related to Real Media operations. As a result of the sale of Exactis, the unutilized portion of their provision amounting to $0.6 million was reversed. The restructuring charge includes non-cash charges of approximately $15.1 million.

    The 2000 restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional offices, and the abandonment of the Company's AwardTrack subsidiary. As of December 31, 2000, the Company entered into negotiations to sell Sabela and recorded its assets at their estimated realizable value. The Company recorded a $11.7 million charge to operations consisting of severance of approximately $3.2 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.4 million. This amount includes non-cash charges of approximately $6.4 million.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(7) RESTRUCTURING CHARGE (CONTINUED)
    The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the 2001 consolidated balance sheet:

                                                                    CURRENT YEAR
                                             BEGINNING               PROVISION/    CURRENT YEAR    ENDING
                                              BALANCE    ACQUIRED     REVERSAL     UTILIZATION    BALANCE
                                             ---------   --------   ------------   ------------   --------
Employee termination benefits..............   $2,446      $3,110       $ 2,232        $ 5,299      $2,489
Acceleration of restricted stock...........       --          --           105            105          --
Office closing costs.......................    1,738         218          (445)         1,245         266
Disposal of assets.........................       --          --        15,062         15,062          --
Other exit costs...........................      309       1,184         1,245          1,226       1,512
                                              ------      ------       -------        -------      ------
                                              $4,493      $4,512       $18,199        $22,937      $4,267
                                              ======      ======       =======        =======      ======

(8) INCOME TAXES

    The following is a breakdown of the Company's source of loss for income tax purposes:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
U.S. loss......................................  $168,671   $762,074   $28,932
Foreign loss...................................    30,924     17,848    10,130
                                                 --------   --------   -------
                                                 $199,595   $779,922   $39,062
                                                 ========   ========   =======

    At December 31, 2001, the Company had approximately $174.7 million of US and $1.1 million of foreign net operating loss carryforwards, and a net capital loss carryforward of at least $56.8 million. Foreign net operating loss carryforwards have been reduced to reflect the disposition of the international operations of 24/7 Europe NV. The company's net operating loss carryforwards expire in various years through 2021, and the net capital loss carryforwards expire in 2006. As a result of various equity transactions during 2000, 1999 and 1998, management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of substantial part of the net operating loss carryforwards are limited.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(8) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward...........................  $  69,596   $ 47,370
  Net capital loss carryforward.............................     22,706         --
    Deferred revenue........................................        160         --
    Reserve for sales allowance.............................        277        487
    Accounts receivable principally due to allowance for
      doubtful accounts.....................................        527      1,237
    Amortization of goodwill and other intangibles..........      1,383      1,451
    Accrued compensation....................................      1,175      1,327
    Accrued restructuring...................................      1,328      1,707
    Stock option expenses...................................      4,330      5,012
    Plant and equipment, principally due to differences in
      depreciation..........................................        644     (1,500)
    Deferred Gain on Sale of Subsidiary.....................        920         --
    Other...................................................         19         19
                                                              ---------   --------

Gross deferred tax assets...................................    103,065     57,110
Less: valuation allowance...................................   (103,063)   (52,988)
                                                              ---------   --------
    Net deferred tax assets.................................          2      4,122

Deferred tax liabilities:
    Unrealized gain on marketable securities................         --     (2,330)
    Deferred revenue........................................         --     (1,787)
    Other...................................................         (2)        (5)
    Gross deferred tax liabilities..........................         (2)    (4,122)
                                                              ---------   --------
    Net deferred tax asset (liability)......................  $      --   $     --
                                                              ---------   --------

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

    Due to the Company's history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2001 and 2000, the valuation allowance increased by $50.1 million and by $41.1 million respectively. Of the total valuation allowance of $103.1 million, tax benefits recognized in the future of approximately of $4.6 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(9) RELATED PARTY INSTRUMENTS

LOAN PAYABLE

    In conjunction with the merger with Real Media, the Company also guaranteed a Promissory Note for $4.5 million issued by Publigroupe as of the acquisition date, which is to be used in accordance with Real Media's restructuring plan and in payment of transactional bonuses. The restructuring plan provides for office closings, workforce reduction and other related obligations (see note 7 for details). The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2006. If the Company achieves certain target operating results for the three months ended March 31, 2002 it will be entitled to receive another
$1.5 million in the form of a 6% three year promissory note.

RECEIVABLE FROM PUBLIGROUPE

    As of December 31, 2001, the Company has a $0.6 million receivable from a wholly owned subsidiary of Publigroupe, a principle stockholder.

(10) EQUITY INSTRUMENTS

WARRANTS

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

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2001

(10) EQUITY INSTRUMENTS (CONTINUED)
    Upon consummation of the agreement and plan of merger ("II Merger") to acquire all of the outstanding stock of Intelligent Interactions in April of 1998, each share of common stock of Intelligent Interactions was converted into approximately 16.3 shares of common stock, 2.3 Class A Warrants, 2.3 Class B Warrants and 1.2 Class C Warrants of the Company. Therefore, the Company issued 949,242 shares of common stock, 265,212 of Class A Warrants, 265,212 of Class B Warrants and 136,553 of Class C Warrants. The warrants have exercise prices of $7.62, $11.42 and $3.81 per share, respectively and expire in five years. The Company's Class A, B, and C Warrants were determined to have a fair value of $0, $0, and $0.72 per share, respectively, using the Black-Scholes Option Model and supported by an independent valuation of the Warrants issued in the transaction. Each share of Preferred Stock, Series A Preferred Stock, Series AA Preferred Stock or Series AAA Preferred Stock of Intelligent Interactions was converted to approximately 18 shares of Mandatorily Redeemable Convertible Preferred Stock--Series A, par value $.01 per share, 2.7 Class A Warrants, 2.7 Class B Warrants and 1.4 Class C Warrants of the Company.

    In March 1999, the Company issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on NBC Network television stations and their associated Web sites at the local market level. In October 1999, the Company issued warrants to purchase up to 150,000 shares of the Company's common stock to AT&T WorldNet Service as part of a 15-month extension, plus a one-year renewal option of the current strategic agreement.

    In March 2001, the Company issued warrants to purchase up to 200,000 shares of common stock at $.70 per share to Pacific Crest Securities, Inc. and Maya Cove Holdings, Inc. as part of the Common Stock Purchase Agreement. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

    In September 2001, the Company issued warrants to purchase up to 1,000,000 shares of common stock at $.15 cent per share to Lazard Freres & Co. LLC as a settlement for services associated with the sale of Exactis. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 1,000,000 shares were valued at approximately $0.1 million based on a Black Scholes pricing model. The warrants were immediately charged to operations and included in the gain on sale of assets in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 3.74%, dividend yield of 0%, expected life of 3.25 years and volatility of 150%.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(10) EQUITY INSTRUMENTS (CONTINUED)

    Warrant activity during the periods indicated is as follows:

                                                                     WEIGHTED
                                                                 AVERAGE EXERCISE
                                                     WARRANTS         PRICE
                                                     ---------   ----------------
Outstanding at December 31, 1998...................  3,802,985        $ 8.32
Granted............................................    300,000         29.44
Exercised..........................................   (796,300)         4.54
Canceled...........................................         --            --
                                                     ---------        ------
Outstanding at December 31, 1999...................  3,306,685         11.17
Granted............................................         --            --
Assumed in acquisition.............................    154,303          8.38
Exercised..........................................   (398,759)         8.68
Canceled...........................................   (225,000)        30.57
                                                     ---------        ------
Outstanding at December 31, 2000...................  2,837,229         11.57
Granted............................................  1,200,000          0.24
Exercised..........................................         --            --
Canceled...........................................    (16,817)         9.96
                                                     ---------        ------
Outstanding at December 31, 2001...................  4,020,412        $ 6.95
                                                     =========        ======

    Warrants generally expire five years from the date of grant.

COMMON STOCK

    On May 3, 1999, the Company completed a secondary offering of the Company's common stock. In this offering, the Company sold 2,339,000 primary shares, and selling shareholders sold 1,161,000 shares. Net proceeds for the sale of primary shares was approximately $100.5 million.

    On January 18, 2000, the Company issued 31,000 shares of common stock to employees of the Company valued at approximately $1.5 million and accrued
$0.3 million in related taxes. The related compensation expense of approximately $1.8 million is included as part of stock-based compensation in the 2000 statement of operations, however, it would normally be reported as $0.7 million in general and administrative and $1.1 million in sales and marketing expenses.

    On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately
$4.5 million, which is being amortized over the vesting period of those shares. As of December 31, 2001 and 2000, 177,425 and 47,044, respectively, of the 285,0000 shares were granted to employees according to their vesting schedule. As part of the restructuring in November 2000, certain employees with restricted stock were terminated. The restricted stock held by the terminated employees vested immediately, resulting in a charge of approximately $0.9 million which has been reflected in "Restructuring and exit costs" in the consolidated statement of operations (see note 7).

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(10) EQUITY INSTRUMENTS (CONTINUED)
    On June 28, 2000, pursuant to shareholder approval, the Company amended its Certificate of Incorporation to increase the authorized number of shares of its common stock to 140,000,000 shares.

    On October 24, 2000, the Company issued 62,921 shares to investment bankers for services rendered in connection with the acquisition of WSR. The value of these shares was approximately $335,000.

    The Company also issued shares of common stock as part of the purchase price for various acquisitions and investments as discussed in Notes 2 and 5, respectively.

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

    Shares reserved for future issuance as of December 31, 2001 are as follows:

                                                              RESERVED
                                                               SHARES
                                                              ---------
Reserved for issued and outstanding Class A Warrants........  1,324,608

Reserved for issued and outstanding Class B Warrants........  1,341,818

Reserved for issued and outstanding Class C Warrants........     29,830

Reserved for issued and outstanding unclassified warrants...  1,324,156

Reserved for stock incentives under the 1998 Stock Incentive
  Plan......................................................  9,901,317

Reserved for stock incentives under the 2001 Stock Incentive
  Plan......................................................  2,494,812

COMMON STOCK PURCHASE AGREEMENT

    On March 21, 2001, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement,

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(10) EQUITY INSTRUMENTS (CONTINUED)
to sell its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. As of December 31, 2001, management estimates that the maximum potential draw down is approximately $2.0 million. To date, no amounts have been drawn under this facility.

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

(11) STOCK INCENTIVE PLAN

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

    The Plan allows for an automatic increase in the shares available for issuance under the Plan on the first trading day of each calendar year, beginning with 2001 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 1,750,000 shares in any given year.

    As a result of the acquisition of Exactis, the Company acquired Exactis' 1996, 1997 and 1999 stock option plans (the "Exactis Plans"). No further options will be granted under these plans. As a result of the sale of Exactis these plans were terminated and no options are currently outstanding under these plans.

    During 2001, the total number of options that may be issued or used for reference purposes pursuant to the Plan was increased to 8,860,855. The amount was increased by 109,331 for the pooling with Sift and 77,134, 297,000, 42,299, 88,698, 76,750, and 349,250 for the acquisitions of ConsumerNet, IMAKE, Sabela, AwardTrack, iPromotions and WSR, respectively, for a total of 9,901,317.

    On January 1, 2002, in accordance in the terms of the Plan, shares available under the Plan were increased by 1,485,230. The maximum number of shares of common stock subject to each of stock

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(11) STOCK INCENTIVE PLAN (CONTINUED)
options or stock appreciation rights that may be granted to any individual under the Plan is 250,000 for each fiscal year during the term of the Plan. If a stock appreciation right is granted in tandem with a stock option, it shall be applied against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Plan.

    On January 2, 2001, the Board of Directors of the Company approved the 24/7 Real Media, Inc. 2001 Stock Incentive Plan for Non-Officers ("2001 Plan"). All employees of and consultants to the Company and its affiliates are eligible to be granted non-qualified stock options under this plan, provided that such persons are not officers. Eligibility under the 2001 Plan and award amounts shall be determined by the Stock Incentive Committee. A maximum of 2.5 million shares of common stock may be issued or used for reference purposes pursuant to the 2001 Plan. The maximum number of shares of common stock subject to each stock option grant to any individual under the 2001 Plan is 250,000 for each fiscal year during the term of the plan.

    On February 26, 2001, the Board of Directors and stockholders of the Company approved the 24/7 Real Media, Inc. 2001 Equity Compensation Plan ("2001 Equity Plan"), to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. The aggregate number of shares of common stock that may be issued shall not exceed
1.25 million shares.

    The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.43, $24.17 and $22.21, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2001--risk-free interest rate 4.59%, and an expected life of 4 years; 2000--risk free interest rate 4.61%, and an expected life of 4 years; and 1999--risk-free interest rate 6.58%, and an expected life of 2 years or 4 years, depending on the option grant. For option grants in 1998 subsequent to the Company's August 1998 IPO, a volatility factor of 150% was used. For option grants in 1999, a volatility factor of 99% was used for 4-year grants and 101% for 2-year grants. For options granted in 2000 and 2001, a volatility factor of 150% was used.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below:

                                            2001            2000            1999
                                          ---------       ---------       --------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net loss attributable to common
  stockholders:
  As reported...........................  $(199,595)      $(779,922)      $(39,062)
  Pro forma.............................   (228,901)       (825,962)       (52,003)
Net loss per share:
  As reported...........................  $   (4.49)      $  (23.38)      $  (1.96)
  Pro forma.............................      (5.15)         (24.76)         (2.60)

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(11) STOCK INCENTIVE PLAN (CONTINUED)
    Stock option activity during the periods indicated is as follows:

                                                                 WEIGHTED AVERAGE
                                                     OPTIONS      EXERCISE PRICE
                                                    ----------   ----------------
Outstanding at December 31, 1998..................   1,674,002        $ 6.28
Granted...........................................   2,659,791         32.18
Exercised.........................................    (631,221)         4.85
Canceled..........................................    (438,957)        18.43
                                                    ----------        ------
Outstanding at December 31, 1999..................   3,263,615         25.85
Granted...........................................   6,199,003         20.63
Exercised.........................................    (335,758)        15.50
Canceled..........................................  (2,205,765)        35.62
                                                    ----------        ------
Outstanding at December 31, 2000..................   6,921,095         20.29
Granted...........................................   6,283,400          0.28
Exercised.........................................     (18,762)         0.53
Canceled..........................................  (8,919,323)         9.45
                                                    ----------        ------
Outstanding at December 31, 2001..................   4,266,410        $10.50
                                                    ==========        ======
Vested at December 31, 2000.......................   1,700,319        $19.10
                                                    ==========        ======
Vested at December 31, 2001.......................   2,687,509        $ 9.54
                                                    ==========        ======
Options available for grant at December 31,
  2001............................................   7,106,557
                                                    ==========

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                 WEIGHTED
RANGE OF                                         AVERAGE                WEIGHTED                              WEIGHTED
EXERCISE                     NUMBER             REMAINING           AVERAGE EXERCISE        NUMBER            AVERAGE
PRICES                     OUTSTANDING       CONTRACTUAL LIFE            PRICE            EXERCISABLE      EXERCISE PRICE
--------                   -----------      ------------------      ----------------      -----------      --------------
..12-1$.00 .......           2,169,427           4.7    years             $ 0.50            1,341,293           $ 0.53
1.01-10.00......              632,845           6.8                        2.40              565,436             2.27
10.01-20.00.....              519,433           5.0                       14.19              231,572            14.41
20.01-63.94.....              944,705           4.1                       36.87              549,208            36.96
                            ---------         -----                      ------            ---------           ------
                            4,266,410           4.9                      $10.50            2,687,509           $ 9.54
                            =========         =====                      ======            =========           ======

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(12) SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    During 2001, 2000, and 1999, the amount of cash paid for interest was $18,000, $47,000 and $68,000, respectively.

NON-CASH FINANCING ACTIVITIES

    Warrants to purchase 398,759 shares of the Company's common stock at an average of $8.68 per share were exercised during the year ended December 31, 2000 in exchange for 359,839 shares of the Company's common stock in cashless exercises of warrants.

    Warrants to purchase 625,000 shares of the Company's common stock at $3.81 per share were exercised in January 1999 in exchange for 546,775 shares of the Company's common stock in a cashless exercise of warrants. During
September 1999, warrants to purchase 134,382 shares of the Company's common stock at prices ranging from $3.81 to $11.42 were exchanged in a cashless exercise for 101,074 shares of the Company's common stock

    During 1999 and 2000, the Company entered into capital leases for equipment of approximately $85,000 and $250,000, respectively.

(13) 401(K) PLAN

    The Company established a 401(k) Plan on January 1, 1999, that is available to all employees after six months of employment. Employees may contribute up to 20% percent of their salary and the Company does not currently match employee contributions. The only expense the Company incurred in 1999 related to the 401(k) Plan was for administrative services, which were not material.

(14) COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, the Company's sales offices and various types of equipment for varying periods of time, with the last lease expiring in March 2010. Rent expense from all operating leases amounted to $4.4 million, $6.8 million and $3.0 million for the years ended 2001, 2000 and 1999, respectively.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments under noncancelable operating leases and capital leases at December 31, 2001 are as follows:

                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
                                                           (IN THOUSANDS)
YEAR ENDING DECEMBER 31,
2002............................................       $ 55            $ 3,124
2003............................................         55              2,878
2004............................................         55              2,639
2005............................................         13              2,445
2006............................................         --              1,825
Thereafter......................................         --              4,012
                                                       ----            -------
Total minimum lease payments....................        178            $16,923
                                                                       =======
Less amount representing interest...............         24
                                                       ----
Present value of minimum lease payments.........        154
Less current portion............................         42
                                                       ----
Long-term portion...............................       $112
                                                       ====

    The Company's ad serving system is housed at Exodus in two primary locations. The agreements provide for Internet connectivity services, the lease of certain hardware, the licensing of certain software, and the lease of secure space to store and operate such equipment. Projected payments for 2002 are approximately $1.0 million.

    The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.8 million for 2002 salary and performance based targeted bonuses. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of January 31, 2002, there were approximately 80 employees in Europe whose annualized base salaries were approximately $3.1 million.

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

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED) alleging infringement by DoubleClick of our U.S. Patent No. 6,026,368, entitled "On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers."

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

    On February 6, 2002, the Company filed a summons and complaint against ValueClick, Inc. and its subsidiary, Mediaplex, Inc., alleging that they infringe U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint seeks monetary damages, injunctive relief, and recovery of attorneys' fees and costs.

    On February 21, 2002, ValueClick, Inc. and Mediaplex, Inc. filed a complaint against the Company seeking a declaratory judgment that U.S. Patent
No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers" is invalid, unenforceable and not infringed by ValueClick and Mediaplex. The complaint also seeks injunctive relief and recovery of attorneys' fees.

    On February 13, 2002, the Company filed a summons and complaint against Advertising.com, Inc. alleging that Advertising.com, Inc. infringes U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint seeks monetary damages, injunctive relief, and recovery of attorneys' fees and costs. The Company has provided a copy of the summons and complaint to Advertising.com, but has not yet formally served them. In response to the receipt of the summons and complaint, Advertising.com has requested certain information from the Company with respect to the Company's infringement assertion in order to assess the possibility of settlement.

    Six former employees of the Company's Sabela subsidiary in France have commenced proceedings alleging that they were terminated without good reason and asserting damages. DoubleClick, Inc. is named as a co-defendant in these cases and the Company is obligated to indemnify DoubleClick against any damages that may arise from them. The Company is in settlement discussions and does not expect the settlement amount to have a material adverse impact on the Company.

    In September 2001, the Company received a letter from Experian Marketing Solutions, Inc. ("Experian") alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of the Company's Exactis.com subsidiary to Experian in May 2001. Experian alleged that the Company knew that certain customers of Exactis had terminated or materially altered their relationship with Exactis prior to the closing and failed to disclose this information to Experian. Experian attributed at least $2.0 million of decreased Exactis revenues to the accounts that were allegedly terminated or altered prior to the closing. Experian had commenced an arbitration hearing before the American Arbitration Association, seeking to claim $1.5 million that is scheduled to be held in escrow by Bank One (the "Escrow Agent) through August 2002 as security for the representations and warranties made under the Stock Purchase

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
Agreement. The Company and Experian reached a settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release the remaining balance of approximately $780,000 to the Company. As of March 28, 2002, the funds have been released.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

(15) SEGMENTS

    On October 30, 2001, the Company merged with Real Media. As a result of this merger and the restructuring performed by both companies, the Company has changed how it operates its businesses and views its reportable segments. Based on these operational changes the consolidated financial statements presented have been restated to reflect these new reportable segments. The Company's business is currently comprised of two reportable segments: integrated media solutions and technology solutions. The integrated media solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites, search engine traffic delivery and marketing services to target online users compiled by list management. The technology solutions segment generates revenue by providing third party ad serving, software, email delivery service bureau, broadband software solutions and technology services. The Company's management reviews corporate assets and overhead expenses for each segment.. The summarized segment information as of and for the three years ended December 31, 2001, are as follows:

                                                              INTEGRATED
                                                                MEDIA      TECHNOLOGY
                                                              SOLUTIONS    SOLUTIONS      TOTAL
                                                              ----------   ----------   ---------
                                                                        (IN THOUSANDS)
2001
Revenues....................................................  $  36,470    $  15,906    $  52,376
Segment loss from operations................................   (135,116)     (36,625)    (171,741)
Amortization of goodwill, intangibles and advances..........     13,088        7,376       20,464
Impairment of intangible assets.............................     52,206       22,188       74,394
Total assets................................................     29,936       15,408       45,344

2000
Revenues....................................................  $ 121,867    $  24,206    $ 146,073
Segment loss from operations................................   (175,339)    (536,715)    (712,054)
Amortization of goodwill, intangibles and advances..........     39,575       79,348      118,923
Impairment of intangible assets.............................     79,718      420,502      500,220
Total assets................................................    153,230       74,254      227,484

1999
Revenues....................................................  $  84,352    $      --    $  84,352
Segment loss from operations................................    (32,801)          --      (32,801)
Amortization of goodwill, intangibles and advances..........     15,627           --       15,627
Total assets................................................    527,854           --      527,854

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(15) SEGMENTS (CONTINUED)
    Not included in the segment assets for 2000 is $22,787 of net long-term assets of discontinued operation.

                                                                 US      INTERNATIONAL    TOTAL
                                                              --------   -------------   --------
                                                                        (IN THOUSANDS)
2001
Revenues....................................................  $ 46,765      $5,611       $ 52,376
Long-lived assets...........................................    14,877       9,701         24,578

2000
Revenues....................................................  $138,653      $7,420       $146,073
Long-lived assets...........................................   161,038      26,145        187,183

1999
Revenues....................................................  $ 83,133      $1,219       $ 84,352
Long-lived assets...........................................   439,359      13,017        452,376

    Prior to 1999, the Company operated only in the United States. In 1999, the Company acquired subsidiaries in Canada and Europe, which operate as part of the global network business. In August 2001, the Company announced it was ceasing funding of its European division and has reflected its operations as a discontinued operation (see note 4).

(16) VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    ADDITIONS                              BALANCE
                                            BEGINNING OF   CHARGED TO                            AT END OF
                                               PERIOD       EXPENSE     DEDUCTIONS   DISPOSALS    PERIOD
                                            ------------   ----------   ----------   ---------   ---------
2001
Allowance for doubtful accounts...........     $4,751       $ 5,381       $(8,060)    $  (274)    $1,798
Reserve for sales allowance...............      1,117         1,296          (866)       (852)       695
                                               ------       -------       -------     -------     ------
Total.....................................     $5,868       $ 6,677       $(8,926)     (1,126)    $2,493

2000
Allowance for doubtful accounts...........     $1,084       $ 9,927       $(6,260)         --     $4,751
Reserve for sales allowance...............      1,223           402          (508)         --      1,117
                                               ------       -------       -------     -------     ------
Total.....................................     $2,307       $10,329       $(6,768)         --     $5,868

1999
Allowance for doubtful accounts...........     $  268       $   985       $  (169)         --     $1,084
Reserve for sales allowance...............        368         1,120          (265)         --      1,223
                                               ------       -------       -------     -------     ------
Total.....................................     $  636       $ 2,105       $  (434)         --     $2,307

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(17) SUBSEQUENT EVENTS

OPTION GRANTS

    As of January 2, 2002, the Company granted approximately 6.4 million stock options under the 1998 Stock Incentive Plan and 1.5 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

STOCK BASED COMPENSATION

    During the first quarter of 2002, approximately 49 employees including members of senior management agreed to receive between 5-20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 611,000 shares will be issued by March 31, 2002.

SALE OF IMAKE

    On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc, to Schaszberger Corporation, the previous owner and officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $500,000 in cash consideration, a potential earnout of up to $4 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corp which as of the closing date represented 19.9% of the buyer. The Note secured by certain assets of IMAKE is guaranteed by Schaszberger Corporation. In the event that the earnout is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equivalent to the difference between $3.0 million and actual earn out paid to date. The shares to be received is based on a third party outside valuation of the Buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of negotiations between the buyer and the Company. The Company has discounted the note receivable and recorded the net present value of the earnout based on its estimates of projected revenues and reflected
$0.5 million and $1.5 million, respectively. Approximately $0.7 million has been reflected as assets held for sale and approximately $1.7 million as long-term assets held for sale on the consolidated balance sheet at December 31, 2001. In January, the Company received the upfront cash consideration of $0.5 million and has been receiving the monthly earnout payments as scheduled.

PUBLIGROUPE FUNDING

    In January 2002, the Company received a $1.5 million loan from PubliGroupe. The promissory note bears an interest rate of 6% and interest and principal are due in January 2005.

                             24/7 REAL MEDIA, INC.

                           DECEMBER 31, 2001 AND 2000

(18) SELECTED QUARTERLY FINANCIAL DATA--UNAUDITED

    The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                  2001 QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                                    (IN THOUSANDS)
Revenues.........................................  $ 19,327   $ 13,422     $  8,310      $ 11,317
Operating loss...................................   (66,085)   (38,532)     (30,850)      (36,274)
Restructuring and exits costs....................       347        142          521        17,191
Impairment of intangible assets..................    35,547     17,570       15,052         6,225
Impairment of investments........................     3,089         --           --            --
Gain on sale of assets...........................        --        882          647           471
Gain on sale of investments......................     3,998        105          882            --
Loss from continuing operations..................   (64,831)   (38,155)     (29,835)      (36,234)
Loss from discontinued operation.................   (13,856)   (15,666)      (1,018)           --
Net loss attributable to common stockholders.....   (78,687)   (53,821)     (30,853)      (36,234)
Loss per common share--basic and diluted:
  Loss from continuing operations................     (1.52)     (0.87)       (0.67)        (0.77)
  Loss from discontinued operation...............     (0.32)     (0.36)       (0.03)           --
Net loss.........................................  $  (1.84)  $  (1.23)    $  (0.70)     $  (0.77)

                                                                  2000 QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
                                                                    (IN THOUSANDS)
Revenues.........................................  $ 39,312   $ 40,615     $ 40,048      $  26,098
Operating loss...................................   (29,181)   (28,853)     (66,540)      (587,480)
Loss from continuing operations..................   (17,025)   (17,173)     (51,154)      (670,618)
Restrucuting and exit costs......................        --         --           --         11,731
Impairment of intangible assets..................        --         --           --        500,220
Impairment of investments........................        --         --           --        101,387
Write off of acquire in process technology and
  merger related costs...........................     4,762        232          152            190
Gain on sale of investments......................    11,682     11,421       14,885         14,071
Gain on sale of patent...........................        --         --           --          4,053
Loss from discontinued operation.................    (6,822)    (4,992)      (5,634)        (6,504)
Net loss attributable to common stockholders.....   (23,847)   (22,165)     (56,788)      (677,122)
Loss per common share--basic and diluted:
  Loss from continuing operations................  $  (0.66)  $  (0.63)    $  (1.34)     $  (15.81)
  Loss from discontinued operation...............     (0.27)     (0.19)       (0.15)         (0.15)
Net loss.........................................     (0.93)     (0.82)       (1.49)        (15.96)

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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on April 1, 2002.

                                                       24/7 REAL MEDIA, INC.

                                                       By:              /s/ DAVID J. MOORE
                                                            -----------------------------------------
                                                                          David J. Moore
                                                                     Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on April 1, 2002 by the following persons in the capacities indicated:

                      SIGNATURE                                   TITLE
                      ---------                                   -----
                                                       Chairman of the Board and
                 /s/ DAVID J. MOORE                      Chief Executive Officer
     -------------------------------------------         (Principal Executive
                   David J. Moore                        Officer)

                  /s/ RICHARD BURNS
     -------------------------------------------       Director
                    Richard Burns

                 /s/ PHILLIP GERBERT
     -------------------------------------------       Director
                   Phillip Gerbert

                /s/ ROBERT J. PERKINS
     -------------------------------------------       Director
                  Robert J. Perkins

                  /s/ ARNIE SEMSKY
     -------------------------------------------       Director
                    Arnie Semsky

                      SIGNATURE                                   TITLE
                      ---------                                   -----
                /s/ MORITZ F. WUTTKE
     -------------------------------------------       Director
                  Moritz F. Wuttke

                /s/ NORMAN M. BLASHKA                  Executive Vice President
     -------------------------------------------         and Chief Financial
                  Norma M. Blashka                       Officer Norman M. Blashka

                  /s/ MARK E. MORAN                    Executive Vice President,
     -------------------------------------------         General Counsel and
                    Mark E. Moran                        Secretary

               /s/ ANTHONY C. PLESNER
     -------------------------------------------       Chief Operating Officer
                 Anthony C. Plesner

    (c) Exhibit Index.

    Exhibits and Financial Statement Schedule/Index

       EXHIBIT
       NUMBER               DESCRIPTION
---------------------       -----------
      3.1+                  Amended and Restated Certificate of Incorporation of the
                            Company.
      3.2+                  By-laws of the Company.
      1.1+                  1998 Stock Incentive Plan.
      1.1#                  2001 Stock Incentive Plan for Non-Officers.
      1.1#                  2001 Equity Compensation Plan.
     10.2+                  Form of Stock Option Agreement.
     10.12+                 GlobalCenter Master Service Agreement, dated May 1, 1998.
     10.22**                Agreement and Plan of Merger dated as of January 9, 2000
                            among the Company, Killer-App Holding Corp., Sabela Media,
                            Inc., Freshwater Consulting Ltd., James Green and Galmos
                            Holdings Ltd.
     10.23**                Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software &
                            Services, Inc., IMAKE Consulting, Inc., Mark L. Schaszberger
                            and Trami Tran.
     10.24**                Agreement and Plan of Merger dated as of February 2, 2000
                            among the Company, 24/7 Awards Holding Corp., AwardTrack,
                            Inc., MemberWorks Incorporated, Brian Anderson, National
                            Discount Brokers Group, Inc., Jeffrey Newhouse,
                            John Watson, Gregory Hassett, Randy Moore and Jack Daley.
     10.25***               Agreement and Plan of Merger dated as of February 29, 2000 by and among 24/7 Media, Inc., Evergreen Acquisition Sub
                            Corp. and Exactis.com, Inc.
     10.26****              Agreement and Plan of Merger, dated August 24, 2000, between fr 24/7 Media, Inc., WSR Acquisition Sub, Inc., Website
                            Results, Inc. and the stockholders of Website Results.
     10.27*****             Stock Purchase Agreement dated May 17, 2001 by and among
                            Exactis.com Direct Marketing Technologies and 24/7 Media.
     10.28******            Stock Purchase Agreement dated January 22, 2002 by and among
                            24/7 Real Media, Inc., Imake Software & Services, Inc. and
                            Schaszberger Corporation.
     23.1                   Consent of KPMG LLP.

------------------------

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

**     Incorporated by reference to Exhibit 2.1 to the Registrant's filings on
      Form 8-K dated January 25, 2000, January 27, 2000 and February 28, 2000.

***    Incorporated by reference to Exhibits to the Registrant's Registration
      Statement on Form S-4 dated April 20, 2000 (File No. 333-35306).

****   Incorporated by reference to Exhibit 2.1 to the Registrant's filings on
      Form 8-K dated August 24, 2000.

***** Incorporated by reference to Exhibit 2.1 to Registrant's filings on Form 8-K dated June 7, 2001.

****** Incorporated by reference to Exhibit 2.1 to the Registrant's filings on form 8-K dated February 6, 2002.