Form 10-Q
period 2002-03-31
24/7 MEDIA INC
filed 2002-05-15
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

/ /  TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

                         Commission file number 0-29768
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

             CLASS                                  OUTSTANDING AT May 13, 2002
Common Stock, par value $.01 per share                    50,707,670 Shares

                              24/7 REAL MEDIA, INC.
                                 MARCH 31, 2002
                                    FORM 10-Q
                                      INDEX

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001.....................     2
Consolidated Statements of Operations for the three months ended
       March 31, 2002 and  2001 (unaudited)............................................................     3
Consolidated Statements of Cash Flows for the three months ended
       March 31, 2002 and 2001 (unaudited).............................................................     4
Notes to Unaudited Interim Consolidated Financial Statements...........................................     5
Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations..........................................................................................    16
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....................................    24
Part II. Other Information
Item 1.  Legal Proceedings.............................................................................    38
Item 2.  Changes in Securities and Use of Proceeds.....................................................    38
Item 3.  Defaults Upon Senior Securities...............................................................    38
Item 4.  Submission of Matters to a Vote of Security Holders...........................................    38
Item 5.  Other Information.............................................................................    38
Item 6.  Exhibits and Reports on Form 8-K..............................................................    38
Item 7.  Signatures....................................................................................    38

                              24/7 REAL MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                    ------------   ---------------
                                                                    (unaudited)    (notes 1 and 3)
                                     ASSETS
Current assets:
  Cash and cash equivalents........................................ $      4,668   $         6,974
  Restricted cash..................................................            -             1,500
  Accounts receivable, less allowances of $2,269 and
   $2,493, respectively............................................        8,820             9,623
  Net current assets of discontinued operation.....................            -               738
  Receivable from related party....................................          600                 -
  Prepaid expenses and other current assets........................        2,252             1,931
                                                                    ------------   ---------------

    Total current assets...........................................       16,340            20,766

Property and equipment, net........................................        5,217             6,308
Intangible assets, net.............................................       13,979            14,518
Net long-term assets of discontinued operation.....................            -             1,700
Receivable from related party......................................            -               600
Other assets.......................................................        2,332             1,452
                                                                    ------------   ---------------
    Total assets                                                    $     37,868   $        45,344
                                                                    ============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................. $      7,947   $         8,781
  Accrued liabilities..............................................       13,495            16,306
  Current installments of obligations under capital leases.........           47                42
  Deferred revenue.................................................        2,134             2,422
  Deferred gain on sale of subsidiary..............................          684             2,308
                                                                    ------------   ---------------

    Total current liabilities......................................       24,307            29,859

Obligations under capital leases, excluding current installments...           97               112
Loan payable - related party.......................................        6,000             4,500
Minority interest..................................................           21                21

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and no shares issued and outstanding............................            -                 -
  Common stock, $.01 par value; 140,000,000 shares authorized;
   50,220,440 and 49,532,127 shares issued and outstanding,
   respectively....................................................          502               495
  Additional paid-in capital.......................................    1,070,528         1,070,403
  Deferred stock compensation......................................         (531)             (670)
  Accumulated other comprehensive loss.............................          (77)              (62)
  Accumulated deficit..............................................   (1,062,979)       (1,059,314)
                                                                    ------------   ---------------
    Total stockholders' equity.....................................        7,443            10,852
                                                                    ------------   ---------------

    Total liabilities and stockholders' equity..................... $     37,868   $        45,344
                                                                    ============   ===============

 See accompanying notes to unaudited interim consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                        2002           2001
                                                                   -------------   ------------
                                                                    (unaudited)     (unaudited)
Revenues:
  Integrated media solutions.......................................$       7,516   $     12,360
  Technology solutions.............................................        3,235          5,248
                                                                   -------------   ------------
    Total revenues.................................................       10,751         17,608
                                                                   -------------   ------------

Cost of revenues:
  Integrated media solutions.......................................        5,236          9,827
  Technology solutions (exclusive of $7 in 2002
   reported below as stock-based compensation).....................          852          1,241
                                                                   -------------   ------------
   Total cost of revenues..........................................        6,088         11,068
                                                                   -------------   ------------

   Gross profit....................................................        4,663          6,540
                                                                   -------------   ------------

Operating expenses:
  Sales and marketing (exclusive of $41 and $358,
   respectively, reported below as stock-based compensation).......        3,044          8,015
  General and administrative (exclusive of $186 and $711,
   respectively, reported below as stock-based compensation).......        3,970         12,210
  Product technology (exclusive of $36 and ($53),
   respectively, reported below as stock-based compensation).......        1,338          4,986
  Amortization of goodwill and intangible assets...................          542          6,944
  Stock-based compensation.........................................          270          1,016
  Restructuring costs..............................................            -            347
  Gain on sale of assets, net......................................         (874)             -
  Impairment of intangible assets..................................            -         35,547
                                                                   -------------   ------------

    Total operating expenses.......................................        8,290         69,065
                                                                   -------------   ------------

    Loss from operations...........................................       (3,627)       (62,525)

Interest income (expense), net.....................................          (38)           345
Gain on sale of investments, net...................................            -          3,998
Impairment of investments..........................................            -         (3,089)
                                                                   -------------   ------------

Loss from continuing operations....................................       (3,665)       (61,271)
Loss from discontinued operations..................................            -        (17,416)
                                                                   -------------   ------------
Net loss...........................................................$      (3,665)  $    (78,687)
                                                                   =============   ============

Loss per common share - basic and diluted
Loss from continuing operations....................................$       (0.07)  $      (1.43)
Loss from discontinued operations..................................            -          (0.41)
                                                                   -------------   ------------
Net loss...........................................................$       (0.07)  $      (1.84)
                                                                   =============   ============
Weighted average shares outstanding................................   49,873,034     42,691,843
                                                                   =============   ============

 See accompanying notes to unaudited interim consolidated financial statements.

                             24/7 REAL MEDIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                        2002           2001
                                                                   -------------   ------------
                                                                     (unaudited)    (unaudited)
Cash flows from operating activities:
Net loss.........................................................  $      (3,665)  $    (78,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operation.................................              -         17,416
Depreciation and amortization....................................          1,041          4,084
Provision for doubtful accounts and sales reserves...............            388            472
Amortization of goodwill and other intangible assets.............            542          6,944
Non-cash compensation............................................            270          1,016
Gain on sale of investments, net.................................              -         (3,998)
Gain on sale of non-core assets, net.............................           (874)             -
Loss on disposal of fixed assets.................................             80            625
Warrants issued for services.....................................              -            100
Impairment of investments........................................              -          3,089
Impairment of intangible assets..................................              -         35,547
Changes in operating assets and liabilities, net of
 effect of acquisitions and dispositions:
  Accounts receivable............................................            415         12,027
  Prepaid assets and other current assets........................            (21)          (649)
  Other assets...................................................            795            802
  Accounts payable and accrued liabilities.......................         (3,745)       (13,315)
  Deferred revenue...............................................           (288)        (1,282)
                                                                   -------------   ------------

    Net cash used in operating activities........................         (5,062)       (15,809)
                                                                   -------------   ------------

Cash flows from investing activities:
Proceeds from sale of investments................................              -          6,113
Capital expenditures, including capitalized software.............            (32)          (159)
                                                                   -------------   ------------

    Net cash (used in) provided by investing activities..........            (32)         5,954
                                                                   -------------   ------------

Cash flows from financing activities:
Proceeds from issuance of note payable...........................          1,500              -
Proceeds from exercise of stock options..........................              -             36
Payment of capital lease obligations.............................            (10)            (9)
Proceeds from sale of non core assets............................          1,272              -
                                                                   -------------   ------------

    Net cash provided by financing activities....................          2,762             27
                                                                   -------------   ------------

    Net change in cash and cash equivalents......................         (2,332)        (9,828)
Effect of foreign currency on cash...............................             26            228
Cash used by discontinued operations.............................              -         (5,529)
Cash and cash equivalents at beginning of period.................          6,974         25,653
                                                                   -------------   ------------

Cash and cash equivalents at end of period.......................   $      4,668   $     10,524
                                                                   =============   ============

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

     - Integrated Media Solutions connects advertisers to audiences via Web-based advertising including banner ads, sponsorships, targeted search traffic delivery, and promotions as well as serves as a list broker for permission-based email lists.
     - Technology Solutions, through Open Adstream, its propriety technology, provides advertising delivery and management.

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

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The explanatory paragraph states that the Company's recurring losses from operations since inception and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern and that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared by 24/7 Real Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of the Company's operations and cash flows for the interim periods ended March 31, 2002 and 2001. The financial data and other information disclosed in these notes to the consolidated results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's report on Form 10-K.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts.

UNBILLED RECEIVABLES

At March 31, 2002 and December 31, 2001, accounts receivable included approximately $2.8 million and $2.4 million, respectively, of earned but unbilled receivables, which are a normal part of the Company's business. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of March 31, 2002 have been subsequently billed.

COMPREHENSIVE LOSS

Total comprehensive loss for the three month periods ended March 31, 2002 and 2001 was $(3.7) million and $(82.1) million, respectively. Comprehensive loss resulted primarily from net losses of $(3.7) million and $(78.7) million, respectively, as well as a change in unrealized gains (losses)(net of tax), of marketable securities of $0 and $(3.6) million, respectively, and foreign currency translation adjustments of $0 and $0.2 million, respectively. The net change in unrealized gains (losses) of $3.6 million for the three months ended March 31, 2001 is comprised of net unrealized holding losses arising during the period of $5.1 million related to chinadotcom, a reclassification adjustment of $4.0 million for net gains of the sale of investments in marketable securities and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three months ended March 31, 2002 and 2001 does not include the effects of options to purchase 8.3 million and 11.9 million shares of common stock, respectively; 4.0 million and 2.8 million common stock warrants; and 0.1 million and 0.3 million shares of unvested restricted stock, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

(2) BUSINESS COMBINATIONS

ACQUISITION OF REAL MEDIA

On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. The total purchase price of $6.7 million also included acquisition and transaction costs of $0.9 million and assumption of $3.6 million in net liabilities. The merger created cost reductions for the combined Company, one of which was to focus on Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing technology, 24/7 Connect. Other cost reductions were achieved through the elimination of redundant personnel, renegotiating affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on the Real Media and 24/7 brand names. The purchase price in excess of the value of net liabilities acquired of $6.7 million has been allocated $3.5 million to acquired technology, $0.5 million to tradename and $2.7 million to goodwill. The acquired technology and tradename are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards Board 141, "Business Combinations" and Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized.

The Company also guaranteed a Promissory Note for $4.5 million issued by Publigroupe USA Holding, Inc. ("Publigroupe"), former principal shareholder of Real Media, as of the acquisition date, which was to be used primarily to finance Real Media's restructuring plan. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. The restructuring plan provides for office closings of $0.2 million, workforce reduction of approximately 120 employees for $3.1 million and other related obligations of $1.2 million (see note 9). Publigroupe also promised to provide additional funding in the form of three-year notes of $1.5 million which was received in January 2002 and $1.5 million based on the Company achieving certain target operating results for the three months ended March 31, 2002, which was received on May 13, 2002. In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid in November 2001.

The net liabilities acquired consist of the following:

           ASSET/LIABILITY                                               AMOUNT
           ---------------                                              --------
           Cash ........................................................$  6,343
           Accounts receivable .........................................   6,405
           Fixed assets ................................................   2,248
           Receivable--Publigroupe .....................................     600
           Other assets ................................................   1,411
           Accounts payable and accrued liabilities .................... (13,870)
           Deferred revenue ............................................  (2,249)
           Note payable--Publigroupe ...................................  (4,500)
                                                                        --------
                                                                        $ (3,612)
                                                                        ========

The following unaudited pro forma consolidated amounts give effect to the Company's acquisition of Real Media accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three month period ended March 31, 2001.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                             THREE MONTHS ENDED
                                                                               MARCH 31, 2001
                                                                       -------------------------------
                                                                       (IN THOUSANDS, EXCEPT SHARE AND
                                                                               PER SHARE DATA)
Total revenues.........................................................$                        25,401
                                                                       -------------------------------
Loss from continuing operations........................................                        (67,460)
Loss from discontinued operations......................................                        (17,416)
                                                                       -------------------------------
Net loss...............................................................$                       (84,876)
                                                                       ===============================
Basic and diluted loss per share
Loss from continuing operations........................................$                         (1.33)
Loss from discontinued operations......................................                          (0.34)
                                                                       -------------------------------
Net loss...............................................................$                         (1.67)
                                                                       ===============================
Weighted average shares used
  in net loss per share calculation (1)................................                     50,908,711
                                                                       ===============================

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the period ended March 31, 2001 includes the 8,216,868 shares issued for Real Media as if the shares were issued on January 1, 2001.

(3)  DISCONTINUED OPERATIONS

EUROPE
On August 6, 2001, the Company, determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of directors. Management of 24/7 Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero. The write down included $12.3 million in impairment charges related to goodwill and other intangible assets, which was included within discontinued operations in the second quarter of 2001 statement of operations.

IMAKE
In accordance with SFAS 144, operations meeting the definition of a component of an entity are treated as discontinued operations when sold. On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc, to Schaszberger Corporation, the previous owner and officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $500,000 in cash consideration, a potential earnout of up to $4 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corp which as of the closing date represented 19.9% of the buyer. The Note secured by certain assets of IMAKE is guaranteed by Schaszberger Corporation. In the event that the earnout is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equivalent to the difference between $3.0 million and actual earn out paid to date. The shares to be received is based on a third party outside valuation of the Buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of negotiations between the buyer and the

Company. The Company has discounted the note receivable and recorded the net present value of the earnout based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. In January, the Company received the upfront cash consideration of $0.5 million and has been receiving the monthly earnout payments as scheduled. As of March 31, 2002, there are approximately $0.3 million in prepaid expenses and other current assets and $1.7 million in other assets related to IMAKE on the consolidated balance sheet.

The consolidated financial statements of the Company have been restated to reflect the disposition of the international segment and the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS 144 and APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of Europe and IMAKE have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operations," "Net assets of discontinued operations," and "Net cash used by discontinued operations," for all periods presented.

Summarized financial information for the discontinued operations is as follows (in thousands):

STATEMENT OF OPERATIONS DATA

                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2001
                                                  ------------------
Revenue.......................................... $            7,669
Net loss.........................................             17,416

BALANCE SHEET DATA

                                                               DECEMBER 31,
                                                                  2001
                                                             ---------------
Net current assets of discontinued operation................ $           738
Net total assets of discontinued operation.................. $         2,438

(4)  DISPOSAL OF NON-CORE ASSETS

On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian Marketing Solutions, Inc. ("Experian"). The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. During the second quarter of 2001, the $1.5 million in escrow and $1.75 million prepayment had been reflected as deferred gain on sale of non-core assets on the consolidated balance sheet.

In September 2001, the Company received a letter from Experian alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of Exactis. On March 27, 2002, the Company and Experian reached a settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release the remaining balance of approximately $780,000 to the Company. On March 28, 2002, the funds were released to the Company. Upon release of the escrow balance, the Company recognized $750,000 of the deferred gain related to the sale as gain on sale of non-core assets in the 2002 statement of operations and $30,000 as interest income.

During the quarter ended March 31, 2002, the Company was billed approximately $124,000 in services which have been reflected as cost of revenues and gain on sale of non core assets in the statement of operations. Through March 31, 2002, the sale has resulted in a cumulative loss of $3.5 million, not including the remainder of the aforementioned deferred gains of $0.7 million. The Company has reflected the remaining $0.7 million of prepaid services in prepaid and other current assets on the consolidated balance sheet.

(5)  INTANGIBLE ASSETS, NET

The Company performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, the Company determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company's common stock and were valued based on the price of the common stock at that time. Starting with the fourth quarter of 2000, the Company reevaluated the carrying value of its businesses on a quarterly basis. The revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 and 2001. In addition, each of these entities have experienced declines in operating and financial metrics over several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

Where impairment was indicated, the Company determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, the Company used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the initial acquisition valuations. As a result, during the Company's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce which was in place at the time of the acquisition of these companies.

As a result, the Company determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values. Accordingly, the Company recognized $35.5 million in impairment charges to adjust the carrying values in 2001 - $20.1 million related to Mail, $10.9 million related to WSR and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

As of March 31, 2002, the goodwill and other intangibles, net was $14.0 million:
$6.6 million related to Real Media, $3.8 million related to Mail, $2.5 million related to WSR and $1.1 million related to ClickThrough.

                                                                  March 31,        December 31,         Estimated
                                                                    2002               2001           Useful Lives
                                                              ---------------     --------------      ------------
                                                                        (in thousands)
UNAMORTIZED INTANGIBLE ASSETS
  Goodwill..................................................  $         8,321     $        7,901

AMORTIZED INTANGIBLE ASSETS WITH FINITE LIVES
  Technology................................................            6,004              6,001                 4
  Assembled workforce (1)...................................                -                730                 2
  Trademark.................................................              500                500                 4
                                                              ---------------     --------------
                                                                        6,504              7,231
  Less accumulated amortization.............................             (846)              (614)
                                                              ---------------     --------------
                                                                        5,658              6,617

                                                              ---------------     --------------
Total                                                         $        13,979     $       14,518
                                                              ===============     ==============

(1) In connection with the adoption of SFAS 142, on January 12, 2002, the Company reclassified $420 in net book value associated with its assembled workforce to goodwill.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS 144"). SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions on a prospective basis (see notes 3 and 13). In accordance with SFAS 144, no impairment charges resulted from the required impairment evaluations.

The Company assesses goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment if impairment triggers occur. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts. The Company will have an external valuation performed on its goodwill by June 30, 2002 and impairment that arise, if any, will be reflected as a cumulative effect of change in accounting principle as of January 1, 2002.

The amortization expense and net loss for the periods ended March 31, 2002 and 2001 had SFAS 142 been applied for both periods is as follows:

                                                                     2002        2001
                                                                   --------    ---------
Loss from continuing operations(1)..............................   $ (3,665)   $ (61,271)
Add back: goodwill amortization.................................          -        3,811
                                                                   --------    ---------
  Adjusted loss from continuing operations......................     (3,665)     (57,460)
Loss from discontinued operations...............................          -      (17,416)
                                                                   --------    ---------
  Adjusted net loss.............................................   $ (3,665)   $ (74,876)
                                                                   ========    =========

Basic and diluted net loss per share:
Loss from continuing operations.................................   $  (0.07)   $   (1.43)
Add back: goodwill amortization.................................          -         0.09
                                                                   --------    ---------
  Adjusted loss from continuing operations......................      (0.07)       (1.34)
Loss from discontinued operations...............................          -        (0.41)
                                                                   --------    ---------
  Adjusted net loss per share...................................   $  (0.07)   $   (1.75)
                                                                   ========    =========

(1) Includes $35.5 million of goodwill impairment charges recorded in the three month period ended March 31, 2001.

(6)  INVESTMENTS

The fair value of the available-for-sale marketable securities is based on the quoted market values reported on NASDAQ. As of September 30, 2001, the Company has sold all of its marketable and cost based securities.

During the three months ended March 31, 2001, the Company sold approximately 1.1 million shares of chinadotcom stock at prices ranging from $2.38 to $7.69 per share. The shares had a cost basis of $1.5 million, which resulted in a gain of approximately $4.5 million. The Company also sold a portion of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million. The Company's net gain on the sale of these investments are included in "Gain on sale of investments, net" within other income (expense) in the Company consolidated statement of operations.

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

(7)  COMMON STOCK

During the first quarter of 2002, approximately 52 employees including members of senior management agreed to receive between 5-20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 682,000 shares, with a fair market value of $0.2 million, were issued by March 31, 2002. These shares were issued out of the Company's 2001 Equity Compensation Plan ("2001 Equity Plan").

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

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. For the three month periods ended March 31, 2002 and 2001, 7,000 and 120,000 shares, respectively, were granted to employees according to their vesting schedule.

(8)  STOCK INCENTIVE PLAN

For the three month period ended March 31, 2002, the Company granted approximately 6.4 million stock options under the 1998 Stock Incentive Plan and
1.5 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

On January 1, 2002, in accordance in the terms of the Plan, shares available under the Plan were increased by 1,485,230.

(9)  RESTRUCTURING CHARGES

During the first quarter 2001, restructuring charges of approximately $0.3 million were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 100 employees.

The following sets forth the activities in the Company's restructuring reserve for the three months ended March 31, 2002, which is included in accrued expenses in the consolidated balance sheet (in thousands):

                                        Beginning     Current year     Current year        Ending
                                         Balance       provision       utilization         Balance
                                      ------------   --------------   -------------     ------------
Employee termination benefits......   $      2,489   $            -   $       1,504     $        985
Office closing costs...............            266                -             129              137
Other exit costs...................          1,512                -             225            1,287
                                      ------------   --------------   -------------     ------------
                                      $      4,267   $            -   $       1,858     $      2,409
                                      ============   ==============   =============     ============

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

The summarized segment information as of and for the three months ended March 31, 2002 and 2001, is as follows:

                                   THREE MONTHS ENDED MARCH 31, 2002   THREE MONTHS ENDED MARCH 31, 2001
                                  -----------------------------------  ----------------------------------
                                   INTEGRATED                          INTEGRATED
                                     MEDIA     TECHNOLOGY                MEDIA     TECHNOLOGY
                                   SOLUTIONS   SOLUTIONS     TOTAL     SOLUTIONS   SOLUTIONS     TOTAL
                                  ------------ ----------- ----------  ----------- ----------- ----------
                                                              (IN THOUSANDS)
Revenues......................... $     7,516  $    3,235  $   10,751  $   12,360  $    5,248  $   17,608
Segment loss from operations.....      (3,551)        (76)     (3,627)    (55,968)     (6,557)    (62,525)
Amortization of goodwill
   and intangibles...............         292         250         542       6,290         654       6,944
Stock-based compensation (1).....          37           -         270         471        (112)      1,016
Restructuring costs..............           -           -           -         174         173         347
Gain on sale of assets, net......         874           -         874           -           -           -
Impairment of intangible assets..           -           -           -      31,046       4,501      35,547

Total assets:
   March 31, 2002................      25,125      12,743      37,868
   December 31, 2001(2)..........      29,936      12,970      42,906

(1) Not included in the segment columns are stock based compensation of $233,000 and $657,000 for the periods ended March 31, 2002 and 2001, respectively, related to corporate employees.
(2) Not included above at December 31, 2001 are $2.4 million in assets related to discontinued operations.

Geographical information is as follows:

                                                      US          INTERNATIONAL        TOTAL
                                                 -------------    -------------     ------------
                                                                 (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2002
Revenues ...................................     $       7,549    $       3,202     $     10,751
Long-lived assets ..........................            12,578            8,950           21,528

THREE MONTHS ENDED MARCH 31, 2001
Revenues ...................................     $      16,077    $       1,531     $     17,608
Long-lived assets at December 31, 2001 .....            14,877            8,001           22,878

Not included above at December 31, 2001 are $1.7 million in long-lived assets related to discontinued operations.

(11)  SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $4,000 for both the three month periods ended March 31, 2002 and 2001.

(12)  RELATED PARTY

LOAN PAYABLE
In conjunction with the merger with Real Media, the Company also guaranteed a Promissory Note for $4.5 million issued by Publigroupe as of the acquisition date, which was to be used in accordance with Real Media's restructuring plan and in payment of transactional bonuses. The restructuring plan provides for office closings, workforce reduction and other related obligations (see note 9 for details).

The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2006. Based on the Company achieving certain target operating results for the three months ended March 31, 2002 it received another $1.5 million in the form of a 6% three year promissory note on May 13, 2002.

RECEIVABLE FROM RELATED PARTY
As of March 31, 2002, the Company has a $0.6 million receivable from a wholly owned subsidiary of Publigroupe, a principal stockholder.

(13) SUBSEQUENT EVENTS

STOCK BASED COMPENSATION
During the second quarter of 2002, approximately 19 employees including members of senior management agreed to receive between 5-20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 274,000 shares will be issued by July 31, 2002.

SALE OF CERTAIN EMAIL ASSETS On May 3, 2002, the Company completed the sale of certain assets related to its Email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. The Company adopted the provisions of SFAS 144 on January 1, 2002. Under the terms of the sale, the purchase price payable is up to $4.5 million. The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum payments of $600,000 and a maximum of $2.0 million. Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares. The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company.

ISSUANCE OF STOCK FOR BONUSES
In April 2002, the Company issued 416,784 shares, valued at $0.1 million, for 2001 bonuses as reported in the Company's 10-K and accrued as of December 31, 2001, principally to the CEO.

2002 EQUITY COMPENSATION PLAN
On April 22, 2002, the Board approved the 24/7 Real Media, Inc. 2002 Equity Compensation Plan to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates its common stock in payment of amounts owed to such employees and third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 3,000,000 shares. The Company may from time to time issue to employees, former employees, advisors and consultants to the Company or its affiliates shares of its common stock in payment or exchange for or in settlement or compromise of amounts due by the Company to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of the Company's common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by the Company. The Chief Executive Officer of the Company is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan, provided that all issuances shall be co-authorized by at least one of the President, any Executive Vice President, the Chief Financial Officer or the General Counsel. The plan may be amended at any time by the Company.

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

On May 3, 2002, we sold certain assets of our email management product to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant. Going forward the Company will no longer recognize revenue from managed lists. The sale combines 24/7 Mail which already has one of the largest and broadest permission email databases, with Naviant, a leading collector of opt-in consumer data and an industry leader in permission-based email marketing. Under the terms of the agreement, we will still act as brokers for email campaigns. We will recognize as revenue only the commission due to us as a broker.

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

REVENUE RECOGNITION

INTEGRATED MEDIA SOLUTIONS
Our network revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising our Network. Our email related revenues were derived principally from short-term delivery based agreements in which we deliver advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients both of which are recognized upon delivery. On May 3, 2002 the Company sold its email business and starting in May 2002 we will only recognize commissions from brokerage sales as revenue. Third party Web sites that register Web pages with our network and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." We pay Affiliated Web sites a fee for providing advertising space to our network. We also have agreements with various list owners in which we service its advertisers and other customers through the use of these lists. We become obligated to make payments to Affiliated Web sites, which have contracted to be part of our network, and list owners in the period the advertising impressions or emails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2002 TO 2001
On October 30, 2001, we acquired Real Media. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open Adstream technology and abandon our existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open Adstream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with the two ad serving platforms, Open Adstream and 24/7 Connect. Throughout 2001, in accordance with our business plan, we divested or discontinued many of our non-core assets, including:
     - In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.
     -  In May 2001, we completed the sale of Exactis, our email service bureau.
     - In August 2001, the operations of 24/7 Europe were shut down, which have been restated in our consolidated financial statements to reflect the disposition of this international segment.
     - In January 2002, we completed the sale of our IMAKE subsidiary. The financial statements of prior periods have been restated to reflect the disposition of IMAKE.

The decline in 2002 revenue attributed to the disposition of these non-core assets was approximately $5.3 million as there was no revenue related to these entities in the first quarter of 2002. The decline does not include $7.7 million for 2001, related to Europe and IMAKE, which are shown as part of discontinued operations in the 2001 consolidated statement of operations.

As a result of our cost-cutting and divestiture efforts, which began in November 2000 through December 31, 2001, we reduced our headcount by approximately 1,000 and closed several offices, both domestic and foreign. The core elements of our business that remain are:
     - Open Adstream ad serving technology, with one of the largest installed base of any ad serving solution in the world;
     -  The 24/7 Network, one of the largest branded ad networks online;
     - 24/7 iPromotions, one of the most innovative online promotions and sweepstakes services; and
     - 24/7 Website Results, a leading traffic driving and keyword monetizing solution.

In addition, in May 2002, we completed the sale of certain assets related to our email management product, which had $1.3 million in revenue for the three months ended March 31, 2002. Starting in May 2002, we will no longer generate revenue from the sale of managed email lists. We will recognize only the commissions due to us from being a broker.

RESULTS OF OPERATIONS

REVENUES

INTEGRATED MEDIA SOLUTIONS. Our Integrated Media Solutions revenues decreased $4.8 million, or 39.2% to $7.5 million for the three month period ended March 31, 2002 from $12.4 million for the three month period ended March 31, 2001. The decrease in revenue was due to a dramatic decrease in advertising dollars spent as the economy continued to deteriorate through-out the end of the first quarter of 2002 as a result of the economic recession. Online advertising was especially hard hit due to the collapse of other Internet companies, which were a significant portion of our customer base and as the advertising dollars available went toward traditional media. The declines in revenue were partially offset by our merger with Real Media on October 30, 2001. The US Email management product, which was sold on May 3, 2002 accounted for $1.3 million and $3.3 million for the periods ended March 31, 2002 and 2001, respectively. Our second quarter results will include only one month's revenue contribution from the US Email management product.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue decreased $2.0 million, or 38.4% to $3.2 million for the three month period ended March 31, 2002 from $5.2 million three month period ended March 31, 2001. The periods are not comparable as the revenue in 2002 is derived solely from operations that were acquired with Real Media on October 30, 2001, while the revenue in 2001 relates to operations that have been sold, including Exactis.com and Sabela.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our Network; list providers and traffic providers; depreciation of our 24/7 Connect ad serving system (in 2001) and internet access costs. In 2002, cost associated with ad serving is accounted for in our Technology Solutions segment cost of revenues and an allocation based on usage is reflected in the Integrated Media Solutions cost of revenues, making these costs variable versus fixed as they were under 24/7 Connect. Gross margin increased from 20.5% in 2001 to 30.3% in 2002. The increase is due to lower adserving costs as the operations in 2001 could not support the fixed costs of 24/7 Connect which adversely affected the gross margin. Excluding the Email management product in the US, the margins increased from 15.3% for the three month period ended March 31, 2001 to 28.3% for the three month period ended March 31, 2002.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of the cost of equipment and broadband for our third party adserving solutions and payroll costs to deliver, modify and support software offset by the portion allocated to integrated media solutions for adserving. Gross margin decreased from 76.4% for the period ended March 31, 2001 to 73.7% for the period ended March 31, 2001. As noted above, the periods are not comparable as the segment is comprised of completely different operations.

OPERATING EXPENSES. Each of sales and marketing, general and administrative and product technology expenses decreased significantly in the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001 as a result of our restructuring activities, the decisions to and exit Latin America and the sale of Sabela and Exactis. The disposal of these divisions resulted in a decrease of the above expenses by 66.9% or $16.9 million from prior year.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased as a percentage of revenue from 45.5% for the period ended

March 31, 2001 to 28.3% for the period ended March 31, 2002. This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses decreased as a percentage of revenue from 69.3% for the period ended March 31, 2001 to 36.9% for the period ended March 31, 2002. The significant decrease is due to our rationalization efforts both in eliminating headcount, office space and unnecessary expenses.

PRODUCT TECHNOLOGY EXPENSES. Product technology expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities. Product technology expenses decreased as a percentage of revenue from 28.3% for the period ended March 31, 2002 to 12.4% for the period ended March 31, 2001. The decrease is due to the sale of Exactis on whose technology we spent significant dollars and our focus on OAS which requires less enhancements than did 24/7 Connect.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles was $0.5 million for the period ended March 31, 2002 and $7.0 million for the period ended March 31, 2001. The decrease is due to impairment charges taken during 2001 for Exactis, Sabela, AwardTrack, iPromotions, ConsumerNet and Website Results. The sale of Exactis in May 2001 and the adoption of FAS 142 which states that goodwill is no longer amortized also contributed to the decline.

Had we not adopted FAS 142, the amortization related to goodwill and other intangibles would have been approximately $1.1 million higher than reported under FAS 142.

STOCK-BASED COMPENSATION. Stock based compensation of $0.3 million for the period ended March 31, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash and $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees. The $1.0 million for period ended March 31, 2001 consists of a $0.7 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.1 million in amortization of deferred compensation from acquisitions and $0.2 million in stock to be given as bonuses to certain employees.

RESTRUCTURING COSTS. During the period ended March 31, 2001 a restructuring charge of approximately $0.3 million was recorded related to the reduction of employee headcount. This restructuring involved the involuntary termination of approximately 100 employees.

GAIN ON SALE OF ASSETS, NET. The $0.9 million gain for the period ended March 31, 2002 relates to the sale of Exactis. As part of the sale, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. The gains are recognized as the escrow balance is released and the prepaid services are utilized. During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $750,000 of the escrow balance, with the remainder released to the Company immediately. Therefore, $750,000 of the previous gain was recognized and $750,000 reversed. The remaining amount of the gain relates to the use of prepaid services.

IMPAIRMENT OF INTANGIBLE ASSETS. We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, we determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

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

As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values. Accordingly, we recognized $35.5 million in impairment charges to adjust the carrying values in 2001 - $20.1 million related to Mail, $10.9 million related to WSR and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

INTEREST INCOME (EXPENSE), NET. Interest income, net primarily includes interest income from our cash and cash equivalents and short-term investments and interest expense related to our capital lease obligations. Interest income, net was approximately zero for the period ended March 31, 2002 and $0.3 million for the period ended March 31, 2001. The decrease was due to the addition of debt as the related interest expense offset any interest income.

GAIN ON SALE OF INVESTMENTS. The gain on sale of investments was $4.0 million for the period ended March 31, 2001. This gain relates to the sale of the Company's remaining available-for-sale securities.

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

LOSS FROM DISCONTINUED OPERATIONS. On August 6, 2001, the Company determined that it would cease funding to its European subsidiaries and communicated that to 24/7 Europe NV's Board of directors. Management of 24/7 Europe has shut down all operations.

On January 22, 2002 we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with FAS 144, we accounted for the operations of this component as a discontinued operation.

All revenue, cost and expenses related to these discontinued businesses are included in this line for the current period and prior periods have been reclassified to reflect this presentation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash and cash equivalents of $4.7 million versus $7.0 million at December 31, 2001. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less.

In the first quarter of 2002, we generated much of our liquidity through $1.5 million in debt financing from a related party. In 2001, we generated a portion of our liquidity through monetization of our investments primarily in chinadotcom common stock; which generated approximately $6.1 million in proceeds. The debt financing and proceeds from the sale of investments were used to finance restructurings and sustain operations during periods of declining revenues. We used approximately $5.1 million and $15.8 million of cash in operating activities during 2002 and 2001, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets and gains on sales of investments, gain on sale of non-core assets, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also significant decreases in accounts receivable and prepaid and other current assets which were partially offset by decreases in accounts payable and accrued expenses and deferred revenue.

Net cash provided by (used in) investing activities was approximately $0 million in 2002 versus $6.0 million in 2001. The majority of the cash provided by investing activities during 2001 related to proceeds received from the sale of our investments, primarily chinadotcom. During 2001, as a result of divestitures of non-core assets and numerous restructurings, we had significantly scaled back our capital expenditures. As a result of the merger with Real Media and the decision to consolidate onto the Open Adstream technology platform, we have sufficient equipment and did not budget for a significant amount of capital expenditures in 2002.

The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.8 million for 2002 including salary and performance based target bonuses. These contracts call for severance in the event of involuntary termination which range in amount from two months to two years' salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of May 1, 2002, there were approximately 77 employees in Europe whose annualized base salaries were approximately $3.1 million.

As of March 31, 2002, we had approximately $2.4 million remaining of cash outlay obligations relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs which are being paid ratably. We expect to pay the majority of these costs by the end of the third quarter of 2002.

Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses from operations since inception and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Management believes that the support of our vendors, customers, stockholders, and employees, among other, continue to be key factors affecting our future success. Moreover, management's plans to continue as a going concern rely heavily on achieving revenue targets, raising additional financing and controlling our operating expenses. Management believes that significant progress has been made in reducing operating expenses since the Real Media merger. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling assets which could result in changes in our business plan. To the extent we encounter additional opportunities to raise cash, we may sell additional equity securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to both our current stock price and the significant amount of financing we may be required to raise. These securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which would restrict our operations.

With the acquisition of Real Media, Inc. in October 2001, the Company acquired cash of $6.3 million and a note payable of $4.5 million to Publigroupe, who as a result of the merger is a significant shareholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2005. The Company achieved certain target operating results for the three months ended March 31, 2002. As a result, we became entitled to and on May 13, 2002, we received another $1.5 million in exchange for a 6% three-year promissory note. These related party notes call for all principal and interest due at maturity.

On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings. The agreement gives us the ability to sell our common stock to Maya pursuant to periodic draw downs once a Registration Statement covering these shares has been declared effective by the SEC. The draw downs would be subject to our ability to continue trading on the Nasdaq, our trading volumes and prices and our ability to comply with securities registration requirements for this type of facility. Based on current market price, we estimate the maximum potential draw down is approximately $2.0 million. To date, the registration statement has not been filed and no amounts have been drawn under this facility. There can be no assurances that it will provide the resources necessary to fund our needs and we are continuing to evaluate other fund raising vehicles.

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

On May 3, 2002, the Company completed the sale of certain assets related to its email business, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. Under the terms of the sale, the purchase price payable is up to $4.5 million. The purchase price is comprised of (i) $1.0 million that was paid at closing;
(ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum payments of $600,000 and a maximum of $2.0 million. Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April. 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares. The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company.

MARKET FOR COMPANY'S COMMON EQUITY

The shares of our common stock are currently listed on the Nasdaq national market. Due to the low share price of our common stock, in February 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted as we did not satisfy the minimum $1.00 bid price requirement for at least ten consecutive days by May 15, 2002.

As a result, the Company has applied to transition its listing to the Nasdaq SmallCap Market. If such application is accepted by Nasdaq, we will remain listed on Nasdaq SmallCap through at least August 15, 2002, and up to 180 days additional time if our stockholders'equity is at least $5 million at the measurement time. Should our stock price remain consistently below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

We transact business in various foreign countries. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and in countries which the currency is the Euro. The effect of foreign exchange rate fluctuations for 2002 and 2001 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Our debt is at fixed rates; therefore, there is no rate risk.

RISK FACTORS

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

     We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially adversely affected.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ NATIONAL MARKET.

     The shares of our common stock are currently listed on the Nasdaq national market. Due low share price of our common stock, on February 14, 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted as we did not satisfy these requirements by May 15, 2002.

     As a result, the Company has applied to transition its listing to the Nasdaq SmallCap Market. If such application is accepted by Nasdaq, we will remain listed on Nasdaq SmallCap through at least August 15, 2002, and up to 180 days additional time if our stockholders'equity is at least $5 million at the measurement time. Should our stock price remain consistently below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.

     We have a limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

     We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $3.7 million and $78.7 million for the three months ended March 31, 2002 and 2001, respectively. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

     We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. During 2001, we reduced our workforce by over 1,000 employees. We have also left positions unfilled when employees have left the company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

     We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three months ended March 31, 2002, our top ten customers accounted for approximately 22.1% of our total revenues. Customers typically purchase advertising or services under agreements on a short-term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

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

24/7 Real Media, Inc.

Date:  May 15, 2002

                                   By:  /s/  David J. Moore
                                        ----------------------------------------
                                        David J. Moore
                                        Chairman and Chief Executive Officer

                                   By:  /s/  Norman M. Blashka
                                        ----------------------------------------
                                        Norman M. Blashka
                                        EVP and Chief Financial Officer