Form 10-Q
period 2002-06-30
24/7 MEDIA INC
filed 2002-08-14
CIK 1062195

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

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

                 CLASS                           OUTSTANDING AT August 14, 2002
  Common Stock, par value $.01 per share                51,720,332 Shares

                              24/7 REAL MEDIA, INC.
                                  JUNE 30, 2002
                                    FORM 10-Q
                                      INDEX

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001..............              2
Consolidated Statements of Operations for the three and six month periods ended
     June 30, 2002 and  2001 (unaudited).......................................................              3
Consolidated Statements of Cash Flows for the three and six month periods ended
     June 30, 2002 and 2001 (unaudited)........................................................              4
Notes to Unaudited Interim Consolidated Financial Statements...................................              5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations.............................................................................             19
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.............................             28
Part II. Other Information
Item 1.  Legal Proceedings.....................................................................             42
Item 2.  Changes in Securities and Use of Proceeds.............................................             42
Item 3.  Defaults Upon Senior Securities.......................................................             42
Item 4.  Submission of Matters to a Vote of Security Holders...................................             42
Item 5.  Other Information.....................................................................             42
Item 6.  Exhibits and Reports on Form 8-K......................................................             42
Item 7.  Signatures............................................................................             42

                              24/7 REAL MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           June 30,       December 31,
                                                                             2002            2001
                                                                         -----------    ---------------
                                                                         (unaudited)    (notes 1 and 3)
                               ASSETS
Current assets:
 Cash and cash equivalents .........................................     $     3,535      $     6,974
 Restricted cash ...................................................               -            1,500
 Accounts receivable, less allowances of $1,579 and
  $2,493, respectively .............................................           7,914            9,623
 Notes and amounts receivable from dispositions ....................           1,300                -
 Net current assets of discontinued operation ......................               -              738
 Prepaid expenses and other current assets .........................           1,616            1,931
                                                                         -----------      -----------

   Total current assets ............................................          14,365           20,766

Property and equipment, net ........................................           4,298            6,308
Intangible assets, net .............................................           9,301           14,518
Notes and amounts receivable from dispositions .....................           2,772                -
Net long-term assets of discontinued operation .....................               -            1,700
Receivable from related party ......................................               -              600
Other assets .......................................................             817            1,452
                                                                         -----------      -----------

   Total assets ....................................................     $    31,553      $    45,344
                                                                         ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..................................................     $     7,037      $     8,781
 Accrued liabilities ...............................................          10,248           15,750
 Current installments of obligations under capital leases ..........              48               42
 Deferred revenue ..................................................           2,235            2,422
 Deferred gain on sale of subsidiary ...............................             112            2,308
                                                                         -----------      -----------

   Total current liabilities .......................................          19,680           29,303

Obligations under capital leases, excluding current installments ...              86              112
Loan payable - related party, including interest ...................           7,684            4,534
Long-term liabilities ..............................................             514              522
Minority interest ..................................................              21               21

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 10,000,000 shares
  authorized and no shares issued and outstanding ..................               -               -
 Common stock, $.01 par value; 140,000,000 shares authorized;
  50,985,075 and 49,532,127 shares issued and outstanding,
  respectively .....................................................             510              495
 Additional paid-in capital ........................................       1,070,655        1,070,403
 Deferred stock compensation .......................................            (410)            (670)
 Accumulated other comprehensive income (loss) .....................              34              (62)
 Accumulated deficit ...............................................      (1,067,221)      (1,059,314)
                                                                         -----------      -----------
   Total stockholders' equity ......................................           3,568           10,852
                                                                         -----------      -----------

   Total liabilities and stockholders' equity ......................     $    31,553      $    45,344
                                                                         ===========      ===========

 See accompanying notes to unaudited interim consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         Three months ended June 30,    Six months ended June 30,
                                                                        ----------------------------   ---------------------------
                                                                            2002            2001           2002           2001
                                                                        ------------    ------------   ------------   ------------
                                                                                  (unaudited)                  (unaudited)
Revenues:
 Integrated media solutions ........................................    $      7,330    $      8,870   $     14,845   $     21,230
 Technology solutions ..............................................           3,250           2,813          6,485          8,062
                                                                        ------------    ------------   ------------   ------------
   Total revenues ..................................................          10,580          11,683         21,330         29,292
                                                                        ------------    ------------   ------------   ------------

Cost of revenues:
 Integrated media solutions ........................................           4,866           7,492         10,101         17,319
 Technology solutions (exclusive of $0, $0, $7 and $0,
  respectively, reported below as stock-based
  compensation .....................................................             887             905          1,739          2,145
                                                                        ------------    ------------   ------------   ------------
   Total cost of revenues ..........................................           5,753           8,397         11,840         19,464
                                                                        ------------    ------------   ------------   ------------

   Gross profit ....................................................           4,827           3,286          9,490          9,828
                                                                        ------------    ------------   ------------   ------------

Operating expenses:
 Sales and marketing (exclusive of $13, $86, $54 and $444,
  respectively, reported below as stock-based compensation) ........           3,234           4,326          6,278         12,341
 General and administrative (exclusive of $129, $230,
  $315 and $941, respectively, reported below as
  stock-based compensation) ........................................           3,476          10,466          7,446         22,677
 Product technology (exclusive of $7, ($50), $42 and ($103),
  respectively, reported below as stock-based compensation) ........           1,105           3,245          2,443          8,231
 Amortization of goodwill and intangible assets ....................             466           3,416          1,008         10,360
 Stock-based compensation ..........................................             149             266            418          1,282
 Restructuring costs ...............................................               -              83              -            430
 Loss (gain) on sale of assets, net ................................             568            (881)          (305)          (881)
 Impairment of intangible assets ...................................               -          11,560              -         47,107
                                                                        ------------    ------------   ------------   ------------

   Total operating expenses ........................................           8,998          32,481         17,288        101,547
                                                                        ------------    ------------   ------------   ------------

   Loss from operations ............................................          (4,171)        (29,195)        (7,798)       (91,719)

Interest income (expense), net .....................................             (70)            270           (109)           615
Gain on sale of investments, net ...................................               -             105              -          4,103
Impairment of investments ..........................................               -               -              -         (3,089)
                                                                        ------------    ------------   ------------   ------------

Loss from continuing operations ....................................          (4,241)        (28,820)        (7,907)       (90,090)
Loss from discontinued operations ..................................               -         (25,002)             -        (42,418)
                                                                        ------------    ------------   ------------   ------------
Net loss ...........................................................    $     (4,241)   $    (53,822)  $     (7,907)  $   (132,508)
                                                                        ============    ============   ============   ============

Loss per common share - basic and diluted
Loss from continuing operations ....................................    $      (0.08)   $      (0.66)  $      (0.16)  $      (2.08)
Loss from discontinued operations                                                  -           (0.57)             -          (0.98)
                                                                        ------------    ------------   ------------   ------------
Net loss ...........................................................    $      (0.08)   $      (1.23)  $      (0.16)  $      (3.06)
                                                                        ============    ============   ============   ============

Weighted average shares outstanding ................................      50,802,199      43,849,359     50,665,338     43,351,833
                                                                        ============    ============   ============   ============

 See accompanying notes to unaudited interim consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Six Months Ended June 30,
                                                                         -------------------------------
                                                                             2002                2001
                                                                         ------------         ----------
                                                                          (unaudited)         (unaudited)
Cash flows from operating activities:
Net loss ...........................................................     $     (7,907)        $ (132,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations ..................................                -             42,418
Depreciation and amortization ......................................            2,062              7,993
Provision for doubtful accounts and sales reserves .................              215              1,975
Amortization of goodwill and other intangible assets ...............            1,008             10,360
Non-cash compensation ..............................................              418              1,282
Gain on sale of investments, net ...................................                -             (4,103)
Gain on sale of non-core assets, net ...............................             (305)              (881)
Loss on disposal of fixed assets ...................................               24                  -
Warrants issued for services .......................................                -                100
Impairment of investments ..........................................                -              3,089
Impairment of intangible assets ....................................                -             47,107
Non cash restructuring costs and exit costs ........................                -               (550)
Changes in operating assets and liabilities, net of
 effect of acquisitions and dispositions:
  Accounts receivable ..............................................            1,494             17,397
  Prepaid assets and other current assets ..........................              548                140
  Other assets .....................................................              513              1,473
  Accounts payable and accrued liabilities .........................           (6,618)           (15,664)
  Deferred revenue .................................................             (187)            (1,800)
                                                                         ------------         ----------

    Net cash used in operating activities ..........................           (8,735)           (22,172)
                                                                         ------------         ----------

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses .............            2,272             16,807
Proceeds from sale of investments ..................................                -              6,976
Capital expenditures, including capitalized software ...............              (52)              (801)
                                                                         ------------         ----------

    Net cash provided by investing activities ......................            2,220             22,982
                                                                         ------------         ----------

Cash flows from financing activities:
Proceeds from issuance of note payable - related party .............            3,000                  -
Payment of capital lease obligations ...............................              (20)               (78)
Proceeds from exercise of stock options ............................                -                 12
                                                                         ------------         ----------

    Net cash provided by (used in) financing activities ............            2,980                (66)
                                                                         ------------         ----------

    Net change in cash and cash equivalents ........................           (3,535)               744
Effect of foreign currency on cash .................................               96                 39
Cash used by discontinued operations ...............................                -            (12,148)
Cash and cash equivalents at beginning of period ...................            6,974             25,653
                                                                         ------------         ----------

Cash and cash equivalents at end of period .........................     $      3,535         $   14,288
                                                                         ============         ==========

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

     - Integrated Media Solutions connects advertisers to audiences via Web-based advertising including banner ads, sponsorships, targeted search traffic delivery, and promotions, and also serves as a list broker for permission-based email lists.
     - Technology Solutions, through Open Adstream, its propriety technology, provides advertising delivery and management.

The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company's success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the continued acceptance of the Company's solutions by the marketplace.

The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements that have been prepared assuming that the Company will continue as a going concern. The explanatory paragraph states that the Company's recurring losses from operations since inception and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern and that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FACTORS AFFECTING COMPARABILITY OF 2002 AND 2001

On October 30, 2001, the Company acquired Real Media. The merger created cost synergies for the combined company, one of which was to focus on Real Media's proprietary Open Adstream technology and abandon the existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open Adstream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with the two ad serving platforms, Open Adstream and 24/7 Connect. Throughout 2001, in accordance with its business plan, the Company divested or discontinued many non-core assets, including:
     - In May 2001, the Company completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.
     - In May 2001, the Company completed the sale of Exactis, an email service bureau.
     - In August 2001, the operations of 24/7 Europe were shut down, which have been restated in the consolidated financial statements to reflect the disposition of this international segment.
     - In January 2002, the Company completed the sale of our IMAKE subsidiary. The financial statements of prior periods have been restated to reflect the disposition of IMAKE.
     - In May 2002, the Company completed the sale of certain assets related to the US email management product.

The revenue attributed to the disposition of these non-core assets for the three and six month periods ended June 30, 2002 was approximately $0.4 million and $1.6 million, respectively, and $4.1 million and $12.8 million for the three and six month periods ended June 30, 2001. This does not include $6.0 million and $14.0 million for the three and six month periods ended June 30, 2001, related to 24/7 Europe and IMAKE, which are shown as part of discontinued operations in the 2001 consolidated statement of operations.

As a result of the cost-cutting and divestiture efforts, which began in November 2000 through January 2002, the Company reduced its headcount by approximately 1,000 and closed several offices, both domestic and foreign (see notes 2,3 and 4 for additional information).

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been prepared by 24/7 Real Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of the Company's operations and cash flows for the interim periods ended June 30, 2002 and 2001. The financial data and other information disclosed in these notes to the consolidated results for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002.

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

In addition, the Company restated the 2001 financial statement information included in this Form 10-Q in order to reflect the January 2002 sale of IMAKE as a discontinued operation in accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see note 3).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consisted principally of money market accounts.

UNBILLED RECEIVABLES

At June 30, 2002 and December 31, 2001, accounts receivable included approximately $3.2 million and $2.4 million, respectively, of earned but unbilled receivables, which are a normal part of the Company's business, as receivables are generally invoiced only after the revenue has been earned. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of June 30, 2002 have been subsequently billed.

COMPREHENSIVE LOSS

Total comprehensive loss for the six month periods ended June 30, 2002 and 2001 was $(7.8) million and $(136.3) million, respectively. Comprehensive loss resulted primarily from net losses of $(7.9) million and $(132.5) million, respectively, as well as a change in unrealized gains (losses)(net of tax), of marketable securities of $0 and $(3.8) million, respectively, and foreign currency translation adjustments of $0.1 and $0, respectively. The net change in unrealized gains (losses) of $3.8 million for the six months ended June 30, 2001 is comprised of net unrealized holding losses arising during the period of $5.4 million related to chinadotcom, a reclassification adjustment of $4.1 million for net gains on the sale of investments in marketable securities and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the periods ended June 30, 2002 and 2001 does not include the effects of options to purchase
10.3 million and 8.9 million shares of common stock, respectively; 4.0 million and 2.8 million common stock warrants; and in 2001, 0.1 million shares of unvested restricted stock, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS
No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

(2) BUSINESS COMBINATIONS

ACQUISITION OF REAL MEDIA

On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. The total purchase price of $6.4 million also included acquisition and transaction costs of $0.9 million and assumption of $3.3 million in net liabilities. The merger created cost reductions for the combined Company, a significant portion of which resulted from the Company's decision to fully adopt Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing ad-serving technology, 24/7 Connect. Other cost reductions were achieved through the elimination of redundant personnel, renegotiating affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on the Real Media and 24/7 brand names. The purchase price in excess of the value of net liabilities acquired of $6.4 million has been allocated $3.5 million to acquired technology, $0.5 million to tradename and $2.4 million to goodwill. The acquired technology and tradename are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards Board 141, "Business Combinations" and Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized.

The Company also guaranteed a Promissory Note for $4.5 million issued to Publigroupe USA Holding, Inc. ("Publigroupe"), former principal shareholder of Real Media, as of the acquisition date, which was to be used primarily to finance Real Media's restructuring plan. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. The restructuring plan provides for office closings of $0.2 million, workforce reduction of approximately 120 employees for $3.1 million and other related obligations of $1.2 million (see note 9). In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid by the Company in November 2001. Publigroupe also promised to provide additional funding in the form of three-year notes of $1.5 million which was received in January 2002 and $1.5 million based on the Company achieving certain target operating results for the three months ended March 31, 2002, which was received on May 13, 2002 (see note
3).

The net liabilities acquired consist of the following:

           ASSET/LIABILITY                                                              AMOUNT
           ---------------                                                             --------
           Cash .............................................................          $  6,343
           Accounts receivable ..............................................             6,405
           Fixed assets .....................................................             2,248
           Receivable--Publigroupe ..........................................               600
           Other assets .....................................................             1,411
           Accounts payable and accrued liabilities .........................           (13,550)
           Deferred revenue .................................................            (2,249)
           Note payable--Publigroupe ........................................            (4,500)
                                                                                       --------
                                                                                       $ (3,292)
                                                                                       --------

The following unaudited pro forma consolidated amounts give effect to the Company's acquisition of Real Media accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three and six month periods ended June 30, 2001.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30, 2001           JUNE 30, 2001
                                                                          ------------------       ----------------
                                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Total revenues (1)..........................................                 $      19,476           $      44,878
                                                                             -------------           -------------
Loss from continuing operations ............................                       (35,009)          $    (102,468)
Loss from discontinued operations ..........................                       (25,002)                (42,418)
                                                                             -------------           -------------
Net loss ...................................................                 $     (60,011)          $    (144,886)
                                                                             =============           =============

Net loss per share from continuing operations ..............                 $       (0.67)          $       (1.99)
Net loss per share from discontinued operations ............                         (0.48)                  (0.82)
                                                                             -------------           -------------
Net loss per share - basic and diluted .....................                 $       (1.15)          $       (2.81)
                                                                             =============           =============
Weighted average shares used
 in net loss per share calculation (2) .....................                    52,066,227              51,568,701
                                                                             =============           =============

(1) See Factors Affecting Comparability of 2002 and 2001 in footnote 1 as the pro formas are not comparable to the current period due to divestitures during 2001 and 2002.

(2) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and six month periods ended June 30, 2001 includes the 8,216,868 shares issued for Real Media as if the shares were issued on January 1, 2001.

(3) DISCONTINUED OPERATIONS

EUROPE
On August 6, 2001, the Company, determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of Directors. Subsequently, management of 24/7 Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero. The write down included $12.3 million in impairment charges related to goodwill and other intangible assets, which was included in the second quarter of 2001 statements of operations within discontinued operations.

IMAKE
In accordance with SFAS 144, operations meeting the definition of a component of an entity are treated as discontinued operations when sold. On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc, to Schaszberger Corporation, the previous owner and officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $500,000 in cash consideration, a potential earnout of up to $4 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corp which as of the closing date represented 19.9% of the buyer. The Note secured by certain assets of IMAKE is guaranteed by Schaszberger Corporation. In the event that the earnout is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equivalent to the difference between $3.0 million and actual earn out paid to date. The shares to be received is based on a third party outside valuation of the Buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of negotiations between the buyer and the Company. The Company has discounted the note receivable and recorded the net present value of the earnout based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. In January, the Company received the upfront cash consideration of $0.5 million and has been receiving the monthly earnout payments. As of June 30, 2002, there are approximately $0.3 million in short term and $1.7 million in long term in notes and amounts receivable from disposition related to IMAKE on the consolidated balance sheet. In July, the Company received $0.1 million in earn-out payments for the second quarter of 2002.

The consolidated financial statements of the Company have been restated to reflect the disposition of the international segment and the sale of the IMAKE subsidiary as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of Europe and IMAKE have been excluded from the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operations," "Net assets of discontinued operations," and "Net cash used by discontinued operations," for all periods presented.

Summarized financial information for the discontinued operations is as follows (in thousands):

STATEMENT OF OPERATIONS DATA

                                     THREE MONTHS ENDED JUNE          SIX MONTHS ENDED
                                            30, 2001                    JUNE 30, 2001
                                     -----------------------          ----------------
Revenue .....................                     $    5,934                 $  13,603
Net loss ....................                        (25,002)                  (42,418)

BALANCE SHEET DATA

                                                           DECEMBER 31,
                                                               2001
                                                           ------------
Net current assets of discontinued operation ........       $     738
Net total assets of discontinued operation ..........       $   2,438

(4) DISPOSAL OF NON-CORE ASSETS

On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian Marketing Solutions, Inc. ("Experian"). The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. During the second quarter of 2001, the $1.5 million in escrow and $1.75 million prepayment had been reflected as deferred gain on sale of non-core assets on the consolidated balance sheet. As the prepaid services are used, the deferred gain is recognized.

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

During the six month period ended June 30, 2002, the Company has been billed approximately $172,000 in services which have been reflected as cost of revenues and gain on sale of non-core assets in the statement of operations. Through June 30, 2002, the sale has resulted in a loss of $3.5 million, not including the remainder of the aforementioned deferred gains of $0.1 million. The Company has reflected the remaining $0.1 million of prepaid services in prepaid and other current assets on the consolidated balance sheet.

SALE OF CERTAIN US EMAIL ASSETS
On May 3, 2002, the Company completed the sale of certain assets related to its US email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. Under the terms of the sale, the purchase price payable is up to $4.5 million. The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum payments of $600,000 and a maximum of $2.0 million. Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares. The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company. The Company recorded a loss of $0.8 million on the sale.

As of June 30, 2002, there are approximately $1.0 million in short term and $1.1 million in long term notes and amounts receivables from disposition related to the sale of certain US email assets on the consolidated balance sheet. On July 30, 2002, the Company received a letter from Naviant alleging that the Company made certain misrepresentations with respect to Naviant's purchase of the assets of the US email management product. Naviant is claiming damages of approximately $2.3 million, which it intends to offset against the amounts due to the Company. Based on the Company's preliminary review of the information supplied, the Company believes that Naviant's claims are unfounded and that we remain entitled to receive all of the amounts owed, although there can be no assurance that we will collect all, or any, additional amounts owed. Naviant did not make its initial payment of $350,000 which was due on August 1, 2002.

In summary, for the three months ended June 30, 2002, the $0.6 million loss on sale of non-core assets includes $0.8 million related to the sale of certain assets related to the US email management product, offset by a $0.1 million gain related to the amortization of prepaid Exactis services and a $0.1 million gain related to the reversal of an accrual related to the sale of Exactis that was deemed unnecessary. For the six months ended June 30, 2002, the $0.3 million gain on sale of non-core assets consists of a $0.8 million for the release of the Exactis escrow amount, $0.2 million related to the amortization of prepaid services and a $0.1 million related to the reversal of an accrual related to the sale of Exactis that was deemed unnecessary, offset by a loss of $0.8 million related to the sale of certain assets related to the US email management product.

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

As a result, the Company determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values. Accordingly, the Company recognized $35.5 million in impairment charges to adjust the carrying values in the first quarter of 2001 and an additional $11.6 million in the second quarter of 2001. Of this amount $25.3 million related to Mail, $17.3 million related to WSR and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

As of June 30, 2002, the goodwill and other intangibles, net was $9.3 million:
$5.9 million related to Real Media, $2.3 million related to WSR and $1.1 million related to ClickThrough.

                                                                June 30,      December 31,    Estimated
                                                                  2002            2001       Useful Lives
                                                               ---------      ------------   ------------
                                                                     (in thousands)
UNAMORTIZED INTANGIBLE ASSETS
 Goodwill (1) .........................................        $   4,108      $     7,901

AMORTIZED INTANGIBLE ASSETS WITH FINITE LIVES
 Technology ...........................................            6,005            6,001          4
 Assembled Workforce (2) ..............................                -              730          2
 Trademark ............................................              500              500          4
                                                               ---------      -----------
                                                                   6,505            7,231
 Less accumulated amortization ........................           (1,312)            (614)
                                                               ---------      -----------
                                                                   5,193            6,617

                                                               ---------      -----------
Total                                                          $   9,301      $    14,518
                                                               =========      ===========

(1) On May 3, 2000, the Company sold certain assets related to the US email management product which included $3.8 million in goodwill.
(2) In connection with the adoption of SFAS 142, on January 1, 2002, the Company reclassified $420 in net book value associated with its assembled workforce to goodwill.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards Board 144, "Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS 144"). SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. The Company has completed its initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

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

The amortization expense and net loss for the three and six month periods ended June 30, 2002 and 2001 had SFAS 142 been applied for both periods is as follows:

                                                                             FOR THE THREE             FOR THE SIX
                                                                             MONTHS ENDED              MONTHS ENDED
                                                                       -----------------------    ---------------------
                                                                          2002          2001        2002        2001
                                                                       -----------------------    ---------------------
Net loss from continuing operations ..........................         $  (4,241)   $  (28,820)   $ (7,907)   $ (90,090)
Add back: goodwill amortization ..............................                 -         1,765           -        5,768
                                                                       -----------------------    ---------------------
 Adjusted net loss from continuing operations ................         $  (4,241)   $  (27,055)   $ (7,907)   $ (84,322)
                                                                       =======================    =====================

Basic and diluted net loss per Share:

Net loss per share from continuing operations ................         $   (0.08)   $    (0.66)   $  (0.16)   $   (2.08)
Add back: goodwill amortization ..............................                 -          0.04           -         0.13
                                                                       -----------------------    ---------------------
 Adjusted net loss per share from continuing operations ......         $   (0.08)   $    (0.62)   $  (0.16)   $   (1.95)
                                                                       =======================    =====================

(6) INVESTMENTS

The fair value of the available-for-sale marketable securities is based on the quoted market values reported on NASDAQ. As of September 30, 2001, the Company has sold all of its marketable and cost based securities.

During the six months ended June 30, 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million. The Company's net gain on the sale of these investments are included in "Gain on sale of investments, net" within other income (expense) in the Company's consolidated statement of operations.

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

(7) COMMON STOCK

In April 2002, the Company issued 416,784 shares, valued at $0.1 million, principally to the CEO, for 2001 bonuses as reported in the Company's 10-K and accrued as of December 31, 2001.

During the first quarter of 2002, approximately 52 employees including members of senior management agreed to receive between 5-20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 682,000 shares, valued at $0.2 million, were issued by March 31, 2002. These shares were issued out of the Company's 2001 Equity Compensation Plan ("2001 Equity Plan"). During the second quarter of 2002, approximately 19 employees participated in a similar plan under the Company's 2002 Equity Compensation Plan. As a result, approximately 255,000 shares, valued at approximately $0.1 million, were issued in August 2002. These amounts are recorded as stock based compensation in the period that they are earned.

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

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. For the three and six month periods ended June 30, 2002 and 2001, 6,646, 13,292, 10,396, and 140,168 shares, respectively, were granted to employees according to their vesting schedule.

(8) STOCK INCENTIVE PLAN

For the six month period ended June 30, 2002, the Company granted approximately
7.3 million stock options under the 1998 Stock Incentive Plan and 1.6 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company's common stock at the respective dates of grant.

On January 1, 2002, in accordance in the terms of the 2001 Plan, shares available under the Plan were increased by 1,485,230.

On April 22, 2002, the Board approved the 24/7 Real Media, Inc. 2002 Equity Compensation Plan to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates its common stock in payment of amounts owed to such third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 3,000,000 shares. The Company may from time to time issue to employees, former employees, advisors and consultants to the Company or its affiliates shares of its common stock in payment or exchange for or in settlement or compromise of amounts due by the Company to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of the Company's common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by the Company. The Chief Executive Officer of the Company is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan, provided that all issuances shall be co-authorized by at least one of the President, any Executive Vice President, the Chief Financial Officer or the General Counsel. The plan may be amended at any time by the Company.

(9) RESTRUCTURING CHARGES

During the three and six month periods ended June 30, restructuring charges of approximately $0.1 million and $0.4 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 100 employees.

The following sets forth the activities in the Company's restructuring reserve for the six months ended June 30, 2002, which is included in accrued expenses in the consolidated balance sheet (in thousands):

                                                 Beginning    Current year     Current year     Ending
                                                  Balance      utilization       reversal       Balance
                                                 ---------    ------------     ------------     -------
Employee termination benefits.............       $ 2,489         $ 2,002          $ (320)       $  167
Office closing costs......................           266             223               -            43
Other exit costs..........................         1,512             737                           775
                                                 -------         -------          ------        ------
                                                 $ 4,267         $ 2,962          $ (320)       $  985
                                                 =======         =======          ======        ======

During the second quarter of 2002, the Company reversed $320,000 of restructuring reserves acquired with the Real Media acquisition against goodwill as they were no longer deemed necessary.

(10) SEGMENT INFORMATION

On October 30, 2001, the Company merged with Real Media. As a result of this merger and the restructuring performed by both companies, the Company has changed how it operates its businesses and views its reportable segments. Based on these operational changes the consolidated financial statements presented have been restated to reflect these new reportable segments. The Company's business is currently comprised of two reportable segments: Integrated Media Solutions and Technology Solutions. The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites, search engine traffic delivery and marketing services to target online users compiled by list management. The Technology Solutions segment generates revenue by providing third party ad serving, email delivery service bureau and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three and six month periods ended June 30, 2002 and 2001, is as follows:

                                                THREE MONTHS ENDED JUNE 30, 2002             THREE MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------    -----------------------------------------
                                            INTEGRATED                                   INTEGRATED
                                              MEDIA         TECHNOLOGY                     MEDIA         TECHNOLOGY
                                            SOLUTIONS       SOLUTIONS         TOTAL      SOLUTIONS       SOLUTIONS         TOTAL
                                            ----------      ----------      ---------    ----------      ----------      ---------
                                                                                (IN THOUSANDS )
Revenues ..............................     $ 7,330           $ 3,250       $  10,580    $    8,870      $    2,813      $  11,683
Segment loss from operations ..........      (3,866)             (305)         (4,171)      (27,930)         (1,265)       (29,195)
Amortization of goodwill
 and intangibles ......................         216               250             466         3,238             178          3,416
Stock-based compensation (1) ..........          38                 -             149            38             104            266
Restructuring costs ...................           -                 -               -           697            (614)            83
Loss (gain) on sale of assets, net ....         568                 -             568          (344)           (537)          (881)
Impairment of intangible assets .......           -                 -               -        11,560               -         11,560

                                                  SIX MONTHS ENDED JUNE 30, 2002                 SIX MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------    -----------------------------------------
                                            INTEGRATED                                   INTEGRATED
                                               MEDIA        TECHNOLOGY                     MEDIA         TECHNOLOGY
                                             SOLUTIONS       SOLUTIONS        TOTAL       SOLUTIONS       SOLUTIONS        TOTAL
                                            ----------      ----------      ---------    ----------      ----------      ---------
Revenues ..............................     $   14,845      $    6,485      $  21,330    $   21,230      $    8,062      $  29,292
Segment loss from operations ..........         (7,098)           (700)        (7,798)      (83,897)         (7,822)       (91,719)
Amortization of goodwill
 and intangibles ......................            508             500          1,008         9,527             833         10,360
Stock-based compensation (1) ..........             75               -            418           709             122          1,282
Restructuring costs ...................              -               -              -         1,044            (614)           430
Loss (gain) on sale of assets, net ....           (305)              -           (305)         (344)           (537)          (881)
Impairment of intangible assets .......              -               -              -        42,606           4,501         47,107

Total assets:
 June 30, 2002 ........................         20,028          11,525         31,553
 December 31, 2001(2) .................         29,936          12,970         42,906

(1) Not included in the segment columns are stock based compensation of $111,000 and $124,000 for the three months ended June 30, 2002 and 2001, respectively, and $343,000 and $451,000 for the six months ended June 30, 2002 and 2001, respectively.
(2) Not included above at December 31, 2001 are $2.4 million in assets related to discontinued operations.

Geographical information is as follows:

                                                    US        INTERNATIONAL       TOTAL
                                               ------------   --------------   ------------
                                                              (IN THOUSANDS)
PERIODS ENDED JUNE 30, 2002
Revenues for three months ended ...............$      7,245   $        3,335   $     10,580
Revenues for six months ended .................      14,794            6,536         21,330
Long-lived assets .............................      15,067            2,121         17,188

PERIODS ENDED JUNE 30, 2001
Revenues for three months ended ...............$     10,357   $        1,326   $     11,683
Revenues for six months ended .................      26,570            2,722         29,292
Long-lived assets at December 31, 2001 ........      14,877            8,001         22,878

Not included above at December 31, 2001 are $1.7 million in long-lived assets related to discontinued operations.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $4,000 for the six month periods ended June 30, 2002 and 2001.

(12) RELATED PARTY

LOAN PAYABLE
In conjunction with the merger with Real Media, the Company also guaranteed a Promissory Note for $4.5 million issued to Publigroupe as of the acquisition date, which was to be used in accordance with Real Media's restructuring plan and in payment of transactional bonuses. The restructuring plan provides for office closings, workforce reduction and other related obligations (see note 9 for details).

The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement, in January 2002 the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2006. Based on the Company achieving certain target operating results for the three months ended March 31, 2002 it received another $1.5 million in the form of a 6% three year promissory note on May 13, 2002, with principal and interest due in May 2005.

The interest expense related to these notes for the six months ended June 30, 2002 was approximately $150,000.

(13) SUBSEQUENT EVENTS

On July 2, 2002, the Company entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"). Sunra purchased $1.6 million of the Company's newly created Series A Convertible Preferred Stock at $10 per share, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock at $10 per share, and may, at its option, purchase up to an additional $2 million of the Series
A Preferred Stock. On August 8, the parties mutually agreed to increase the option amount to $3 million of Series A Preferred Stock and Sunra irrevocably exercised such option, bringing the total potential investment to $8 million. The issuance of this additional Series A Preferred Stock is subject to approval of the stockholders of the Company, which will be sought, along with approval for the conversion of the outstanding Series A-1 Preferred Stock into Series A Preferred Stock, at the Company's Annual Meeting of
Stockholders on September 10, 2002, as well as to other customary conditions.

All then-outstanding shares of Series A-1 Preferred Stock will automatically be converted into shares of Series A Preferred Stock upon the approval of the Company's stockholders of such conversion ("Conversion") and will not otherwise be convertible into Series A Preferred Stock or any other class of capital stock of the Company. The Series A-1 Preferred Stock will be redeemable in full at the option of Sunra in the event the stockholders reject the Conversion or fail to approve the Conversion by October 15, 2002, or if the Company's Board of Directors withdraws its recommendation that the stockholders approve the Conversion. To secure its potential obligation to redeem the Series A-1 Preferred Stock, the Company has placed $3.4 million into escrow, which will be released either to the Company if and when stockholder approval for the Conversion is obtained or to to Sunra when it redeems its Series A-1 Preferred Stock. The Series A Preferred Stock is not redeemable.

Each share of Series A Preferred Stock is convertible into common stock of the Company at any time at the option of the holder thereof at a conversion price of $0.20535 per share of Common Stock. There will be no change to the conversion ratio of the Series A Preferred Stock based upon the future trading price of the Common Stock. The conversion ratio of the Series A Preferred Stock is subject to adjustment in the event of certain future issuances of Company equity at an effective per share purchase price lower than the Per Share Purchase Price.

The Company has also issued three warrants to Sunra to purchase shares of Common Stock at an exercise price per share of $0.20535, of which (i) one warrant entitles Sunra to purchase up to approximately 780,000 shares of Common Stock and is immediately exercisable; (ii) another warrant entitles Sunra to purchase up to approximately 1.66 million additional shares of Common Stock and only becomes exercisable upon the effective date of the Conversion; and (iii) a final warrant entitles Sunra to purchase up to approximately 1.0 million additional shares of Common Stock and only becomes exercisable in the event Sunra becomes entitled to redeem its Series A-1 Preferred Stock. Each such warrant will remain exercisable until the fifth anniversary of the date on which the warrant first became exercisable. Upon issuance of the additional 300,000 shares of Series A Preferred pursuant to Sunra's exercise of its $3 million option, the Company expects to issue an additional warrant that entitles Sunra to purchase approximately 1.46 million shares of common stock at an exercise price of $.20535.

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

GENERAL

24/7 Real Media provides marketing solutions to the digital advertising industry. Through its comprehensive suite of online marketing and technologies services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution. Our business is organized into two principal lines of business:

     - Integrated Media Solutions: 24/7 Real Media connects advertisers to high-quality audiences through three products: (i) the 24/7 Network of marquee branded Web sites and prestigious niche Web sites; (ii) a comprehensive promotions suite; and (iii) a leading search engine results listings service. We also act as a broker for permission-based email lists.

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

REVENUE RECOGNITION

INTEGRATED MEDIA SOLUTIONS
Our network revenues are derived principally from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising our Network. Our email related revenues were derived principally from short-term delivery based agreements in which we deliver advertisements to email lists for advertisers and Web sites. Revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. Service revenue is derived from driving traffic to a client website or the delivery of email messages for clients both of which are recognized upon delivery. On May 3, 2002 the Company sold its US email management product and starting in May 2002, we will only recognize commissions from brokerage sales as revenue. Third party Web sites that register Web pages with our network and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." We pay Affiliated Web sites a fee for providing advertising space to our network. We become obligated to make payments to Affiliated Web sites, which have contracted to be part of our network, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

TECHNOLOGY SOLUTIONS
Our technology revenues are derived from licensing of our ad serving software and related maintenance and support contracts. In addition, we derived revenue from and our email service bureau subsidiary, Exactis, and our third party ad serving subsidiary, Sabela, both of which were sold in May of 2001.

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2002 TO 2001
On October 30, 2001, we acquired Real Media. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open Adstream technology and abandon our existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open Adstream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with the two ad serving platforms, Open Adstream and 24/7 Connect. Throughout 2001, in accordance with our business plan, we divested or discontinued many of our non-core assets, including:
     - In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.
     -  In May 2001, we completed the sale of Exactis, our email service bureau.
     - In August 2001, the operations of 24/7 Europe were shut down, which have been restated in our consolidated financial statements to reflect the disposition of this international segment.
     - In January 2002, we completed the sale of our IMAKE subsidiary. The financial statements of prior periods have been restated to reflect the disposition of IMAKE.
     - In May 2002, we completed the sale of certain assets related to our US email management product.

The revenue attributed to the disposition of these non-core assets for the three and six month periods ended June 30, 2002 was approximately $0.4 million and $1.6 million, respectively, and $4.1 million and $12.8 million for the three and six month periods ended June 30, 2001. This does not include $6.0 million and $13.6 million for the three and six month periods ended June 30, 2001, related to 24/7 Europe and IMAKE, which are shown as part of discontinued operations in the 2001 consolidated statement of operations.

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

RESULTS OF OPERATIONS

REVENUES

INTEGRATED MEDIA SOLUTIONS. Our Integrated Media Solutions revenues were $7.3 million and $14.8 million for the three and six month periods ended June 30, 2002, respectively, as compared to $8.9 million and $21.2 million for the three and six month periods ended June 30, 2001, respectively, representing a 17.4% and 30.1% decrease, respectively. The decrease in revenue was due to a decrease in advertising dollars spent as the economy continued to deteriorate as a result of the economic recession. Online advertising was especially hard hit due to the collapse of other Internet companies, which were a significant portion of our customer base and as the advertising dollars available went toward traditional media and larger competitors. The declines in revenue were partially offset by our merger with Real Media on October 30, 2001. The US email management product, which was sold on May 3, 2002 accounted for $0.4 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively, and $1.6 million and $4.4 for the six months ended June 30, 2002 and 2001, respectively.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenues were $3.3 million and $6.5 million for the three and six month periods ended June 30, 2002, respectively, as compared to $2.8 million and $8.1 million for the three and six month periods ended June 30, 2001, respectively, representing an increase of 15.5% for the three month period and a decrease of 19.6% for the six month period. The periods are not comparable as the revenue in 2002 is derived solely from operations that were acquired with Real Media on October 30, 2001, while the revenue in 2001 relates to operations that have been sold or shut down, including Exactis and Sabela.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our Network; list providers and traffic providers; depreciation of our 24/7 Connect ad serving system (in 2001) and internet access costs. In 2002, cost associated with ad serving is accounted for in our Technology Solutions segment cost of revenues and an allocation based on usage is reflected in the Integrated Media Solutions cost of revenues, making these costs variable versus fixed as they were under 24/7 Connect. Gross margins were 33.6% and 32.0% for the three and six month periods ended June 30, 2002, respectively, and 15.5% and 18.4% for the three and six month periods ended June 30, 2001. The increase is due to lower adserving costs as the operations in 2001 could not support the fixed costs of 24/7 Connect which adversely affected the gross margin. Excluding the US email management product, the margins were 33.4% and 31.0% for the three and six month periods ended June 30, 2002 and 13.9% and 15.7% for the three and six month periods ended June 30, 2001.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of the cost of equipment and broadband capacity for our third party adserving solutions and payroll costs to deliver, modify and support software offset by the portion allocated to integrated media solutions for adserving. Gross margins were 72.7% and 67.8% for the three and six month periods ended June 30, 2002, respectively, and 73.2% and 73.4% for the three and six month periods ended June 30, 2001, respectively. As noted above, the periods are not comparable as the segment is comprised of completely different operations.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product technology expenses decreased significantly in the periods ended June 30, 2002 compared to the periods ended June 30, 2001 as a result of our restructuring activities, the decisions to exit Latin America and the sale of Sabela and Exactis. The decreases were partially offset by the acquisition of Real Media.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses were $3.2 million and $6.3 million for the three and six month period ended June 30, 2002, respectively, and $4.3 million and $12.3 million for the three and six month periods ended

June 30, 2001, respectively. As a percentage of revenue, the expense decreased from 37.0% to 30.6% for the three month periods ended June 30, 2001 and 2002, respectively, and from 42.1% to 29.4% for the six month periods ended June 30, 2001 and 2002. This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses were $3.5 million and $7.4 million for the three and six month periods ended June 30, 2002, respectively, and $10.5 million and $22.7 million for the three and six month periods ended June 30, 2001, respectively. As a percentage of revenue, the expense decreased from 89.6% to 32.9% for the three month periods ended June 30, 2001 and 2002, respectively, and from 77.4% to 34.9% for the six month periods ended June 30, 2001 and 2002. The significant decrease is due to our rationalization efforts in eliminating headcount, office space and unnecessary expenses. In 2002, General and administrative expenses include cost recoveries in connection with patent claims.

PRODUCT TECHNOLOGY EXPENSES. Product technology expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities. Product technology expenses were $1.1 million and $2.4 million for the three and six month period ended June 30, 2002, respectively, and $3.2 million and $8.2 million for the three and six month periods ended June 30, 2001, respectively. As a percentage of revenue, the expense decreased from 27.8% to 10.4% for the three month periods ended June 30, 2001 and 2002, respectively, and from 28.1% to 11.5% for the six month periods ended June 30, 2001 and 2002. The decrease is due to the sale of Exactis on whose technology we spent significant dollars and our focus on OAS which requires less enhancements than did 24/7 Connect.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles were $0.5 million and $1.0 million for the three and six month period ended June 30, 2002, respectively, and $3.4 million and $10.4 million for the three and six month periods ended June 30, 2001, respectively. The decrease is due to impairment charges taken during 2001 for Exactis, Sabela, AwardTrack, iPromotions, ConsumerNet and Website Results as well as the sale of Exactis in May 2001. The adoption of FAS 142, which states that goodwill is no longer amortized, also contributed to the decline. The Company's loss from continuing operations for the three and six months ended June 30, 2001, excluding goodwill amortization would have been ($27.1) million, or ($0.62) per share and ($84.3) million, or ($1.95) per share, respectively.

STOCK-BASED COMPENSATION. Stock based compensation was $0.1 million and $0.4 million for the three and six month periods ended June 30, 2002, respectively, and $0.3 million and $1.3 million for the three and six month periods ended June 30, 2001, respectively. The expense for the six months ended June 30, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash and $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees. The expense for the six months ended June 30, 2001 consists of a $0.8 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.3 million in amortization of deferred compensation from acquisitions and $0.2 million in stock to be given as bonuses to certain employees.

RESTRUCTURING COSTS. During the three and six months ended June 30, 2001 a restructuring charge of approximately $0.1 million and $0.4 million was recorded related to the reduction of employee headcount. This restructuring involved the involuntary termination of approximately 100 employees.

GAIN ON SALE OF ASSETS, NET. The $0.3 million gain for the six months ended
June 30, 2002 includes a $1.1 million gain related to the sale of Exactis in May 2001, offset by a $0.8 million loss on the sale of certain assets related to our US email management product. As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. The gains are recognized as the escrow balance is released and the prepaid services are utilized. During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder released to the Company immediately. Therefore, $0.75 million of the deferred gain was recognized and $0.75 million of deferred gain was reversed against the escrow balance. During the six month period ended June 30, 2002, we used approximately $0.2 million in Exactis services and recorded the related gain. The $0.1 million remaining amount of the gain relates to the reversal of unnecessary accrual related to Exactis. The $0.9 million for the six months ended June 30, 2001 relates to the sale of Exactis and the sale of intellectual property of Sabela and AwardTrack.

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

As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their recorded carrying values. Accordingly, we recognized $47.1 million in impairment charges to adjust the carrying values in 2001 - $25.3 million related to Mail, $17.3 million related to WSR and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards Board 144, "Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS 144"). SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. We have completed our initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

INTEREST INCOME (EXPENSE), NET. Interest income, net includes interest income from our cash and cash equivalents and short-term investments and interest expense, net related to our long term debt and capital lease obligations. Interest expense was $0.1 million for both the three and six month periods ended June 30, 2002. Interest income, net was $0.3 million and $0.6 million for the three and six month periods ended June 30, 2001 The net decrease was due to the addition of debt as the related interest expense offset any interest income.

GAIN ON SALE OF INVESTMENTS. The gain on sale of investments was $0.1 million and $4.1 million for the three and six months periods ended June 30, 2001. These gains relate to the sale of the Company's remaining available-for-sale securities.

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

On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with FAS 144, we accounted for the operations of this component as a discontinued operation.

All revenue, cost and expenses related to these discontinued businesses are included in this line for the current period and prior periods have been reclassified to reflect this presentation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of $3.5 million versus $7.0 million at December 31, 2001. Cash and cash equivalents are comprised of highly liquid short term investments with maturities of three months or less.

During 2002, we have received liquidity through $3.0 million in long-term debt financing from Publigroupe, a related party, and $2.3 million in proceeds from the sale of non-core assets. In 2001, we generated a portion of our liquidity through the sale of non-core assets and monetization of our investments primarily in chinadotcom common stock; which generated approximately $16.8 million and $7.0 million in proceeds, respectively. The debt financing and proceeds from the sale of investments were used to finance restructurings and sustain operations during periods of declining revenues. We used approximately $8.7 million and $22.2 million of cash in operating activities during 2002 and 2001, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gain on sales of investments, gain on sale of non-core assets, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also significant decreases in accounts receivable and prepaid and other current assets which were partially offset by decreases in accounts payable and accrued expenses and deferred revenue. As a result, our working capital deficit was reduced by $3.2 million during the first half of 2002.

Net cash provided by investing activities was approximately $2.2 million in 2002 versus $23.0 million in 2001. The majority of the cash provided by investing activities during 2002 and 2001 related to proceeds received from the sale of our non-core assets and investments in 2001, primarily related to chinadotcom. During 2001, as a result of divestitures of non-core assets and numerous restructurings, we had significantly scaled back our capital expenditures. As a result of the merger with Real Media and the decision to consolidate onto the Open Adstream technology platform, we have sufficient equipment to support current ad serving volumes and did not budget for a significant amount of capital expenditures in 2002.

The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.8 million for 2002 including salary and performance based target bonuses. These contracts call for severance in the event of involuntary termination which range in amount from two months to two years' salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of August 1, 2002, there were approximately 73 employees in Europe whose annualized base salaries were approximately $3.0 million.

As of June 30, 2002, we had approximately $1.0 million remaining of cash outlay obligations relating to restructuring and exit costs. These amounts consist primarily of costs to exit contracts, which we expect to settle by December 2002.

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

With the acquisition of Real Media, Inc. in October 2001, the Company acquired a note payable of $4.5 million to Publigroupe, who as a result of the merger is a significant shareholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2005. The Company achieved certain target operating results for the three months ended March 31, 2002 and as a result, on May 13, 2002, we received another $1.5 million in exchange for a 6% three-year promissory note with interest and principal due in May 2005.

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

On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE, to Schaszberger Corporation. Under the terms of the sale, the purchase price payable to Schaszberger Corporation payable to us was up to approximately $6.5 million for the stock of IMAKE consisting of $2.0 million in the form of a 6% four year secured note due in January 2006, approximately $0.5 million in cash consideration, and a potential earnout of up to $4.0 million over the next three years based on gross revenue. Additionally, we received Series A preferred stock of Schaszberger Corp which, as of the closing date, represented 19.9% of the buyer. The note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. We have recorded the consideration received at its estimated fair value of $0.5 million for the note receivable and $1.5 million for the earnout as part of assets held for sale at December 31, 2001. In January 2002, we received the cash consideration of $0.5 million for the note receivable. We have received monthly payments for the periods through June 2002.

On May 3, 2002, the Company completed the sale of certain assets related to its US email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. Under the terms of the sale, the purchase price payable is up to $4.5 million. The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum payments of $600,000 and a maximum of $2.0 million. Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares. The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company.

As of June 30, 2002, there are approximately $1.0 million in short term and $1.1 million in long term notes and amounts receivable related to the sale of certain US email assets on the consolidated balance sheet. On July 30, 2002, the Company received a letter from Naviant alleging that the Company made certain misrepresentations with respect to Naviant's purchase of the assets of the US email management product. Naviant is claiming damages of approximately $2.3 million, which it intends to offset against the amounts due to the Company. Based on the Company's preliminary review of the information supplied, the Company believes that Naviant's claims are unfounded and that we remain entitled to receive all of the amounts owed although there can be no assurance that we will collect all, or any, additional amounts owed to us. Naviant did not make its initial payment of $350,000 which was due on August 1, 2002.

On July 2, 2002, the Company entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"). Sunra purchased $1.6 million of the Company's newly created Series A Convertible Preferred Stock, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock, and may, at its option, purchase up to an additional $2 million of the Series A Preferred Stock. On August 8, the parties mutually agreed to increase the option amount to $3 million of Series A Preferred Stock and Sunra irrevocably exercised such option, bringing the total potential investment to $8 million. The issuance of this additional Series A Preferred Stock is subject to approval of the stockholders of the Company, which will be sought, along with approval for the conversion of the outstanding Series A-1 Preferred Stock into Series A Preferred Stock, at the Company's Annual Meeting of Stockholders on September 10, 2002, as well as to other customary conditions (see footnote 13).

MARKET FOR COMPANY'S COMMON EQUITY

The shares of our common stock are currently listed on the Nasdaq national market. Due to the low share price of our common stock, in February 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy the minimum $1.00 bid price requirement for at least ten consecutive days by May 15, 2002.

As a result, the Company transitioned its listing to the Nasdaq SmallCap Market. Our common stock will remain listed on Nasdaq SmallCap through at least February 10, 2003. Should our stock price remain consistently below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

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

     As a result, the Company transitioned its listing to the Nasdaq SmallCap Market. Our common stock will remain listed on Nasdaq SmallCap through at least February 10, 2003. Should our stock price remain consistently below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

     We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $7.9 million and $132.5 million for the six months ended June 30, 2002 and 2001, respectively. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

UNCERTAINTY OF COLLECTION OF RECEIVABLES

     While we perform standard credit checks on all customers, our level of uncollectible receivables has been significantly affected by our advertising customers which traditionally have had limited operating histories and modest financial resources. Additionally, many of the technology customers obtained as a result of the Real Media acquisition have similar financial histories. Historically, our uncollectible receivables has been substantially higher than our current levels.

     Furthermore, as a result of our dispositions of certain assets and businesses, our balance sheet currently reflects notes and amounts receivable of approximately $4.1 million. The entities that owe us these monies are Internet-enabled businesses which may face significant competition and their ability to pay us these amounts in full depend to a large extent on their own successful financial performance. In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to them, to the extent needed, or on terms acceptable to the entities, if at all. Additionally, Naviant, Inc., which owes us approximately $2.1 million that is reflected as notes and amounts receivable on our balance sheet, has sent us a letter contesting the amount owed to us. If we are unable to collect all receivables reflected on our balance sheet, we will be required to write-down our assets in future reporting periods, adversely affecting our financial results, cash flows and financial position in future periods.

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

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE A SIGNIFICANT PORTION OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

     A significant portion of our revenues are derived from the delivery of banner advertisements. Online banner advertising has dramatically decreased since the middle of 2000, which could have a material adverse effect on our business. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

     We generate a significant portion of our revenues from a limited number of customers. We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. For the three months ended June 30, 2002, our top ten customers accounted for approximately 25.0% of our total revenues. Customers typically purchase advertising or services under agreements on a short-term basis. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

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

     As a result of unfavorable conditions in the public and private capital markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers have reduced their spending on Internet advertising, which has materially and adversely affected our business, financial condition and results of operations. In addition, from time to time, we have entered into strategic business relationships with other companies, the nature of which varies, but generally in the context of customer relationships. These companies may experience similar adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition and results of operations.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

None.

(b)     Reports on Form 8-K.

        Report on Form 8-K dated May 7, 2002 (file no. 1-14355). The report contained information about the sale of certain assets related to the US Mail product.

        Report on Form 8-K/A dated May 20, 2002 (file no. 1-14355). The report contained updated information about the sale of certain assets related to the US email management product.

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date:  August 14, 2002

                                    By:  /s/  David J. Moore
                                         --------------------
                                         David J. Moore
                                         Chairman and Chief Executive Officer

                                    By:  /s/  Norman M. Blashka
                                         ----------------------
                                         Norman M. Blashka
                                         EVP and Chief Financial Officer