Form 10-Q
period 2002-09-30
24/7 MEDIA INC
filed 2002-11-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 231-7100
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 11, 2002
Common Stock, par value $.01 per share	58,474,109 Shares

24/7 Real Media, Inc.

September 30, 2002

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)	(notes 1 and 3)
ASSETS
Current assets:
Cash and cash equivalents	$10,625	$6,974
Restricted cash	—	1,500
Accounts receivable, less allowances of $1,232 and $2,493, respectively	6,742	9,623
Notes and amounts receivable from dispositions	1,775	—
Net current assets of discontinued operation	—	1,546
Prepaid expenses and other current assets	1,285	1,931

Total current assets	20,427	21,574

Property and equipment, net	4,081	6,308
Intangible assets, net	10,675	14,518
Notes and amounts receivable from dispositions	1,331	—
Net long-term assets of discontinued operation	—	1,136
Receivable from related party	—	600
Other assets	711	1,452

Total assets	$37,225	$45,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,755	$8,781
Accrued liabilities	9,489	15,750
Net current liabilities of discontinued operations	—	244
Current installments of obligations under capital leases	50	42
Deferred revenue	2,971	2,422
Deferred gain on sale of subsidiary	87	2,308

Total current liabilities	19,352	29,547

Obligations under capital leases, excluding current installments	74	112
Loan payable - related party, including interest	7,779	4,534
Other long-term liabilities	455	522
Minority interest	21	21

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized 925,000 and 0 shares issued and outstanding, respectively	9	—
Common stock, $.01 par value; 140,000,000 shares authorized; 58,474,109 and 49,532,127 shares issued and outstanding, respectively	585	495
Additional paid-in capital	1,082,938	1,070,403
Deferred stock compensation	(298)	(670)
Accumulated other comprehensive income (loss)	84	(62)
Accumulated deficit	(1,073,774)	(1,059,314)
Total stockholders' equity	9,544	10,852

Total liabilities and stockholders' equity	$37,225	$45,588

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Integrated media solutions	$6,379	$7,039	$21,224	$28,269
Technology solutions	3,340	—	9,825	8,062
Total revenues	9,719	7,039	31,049	36,331

Cost of revenues:
Integrated media solutions	4,334	7,495	14,435	24,814
Technology solutions (exclusive of $0, $0, $7 and $0, respectively, reported below as stock-based compensation)	847	—	2,586	2,145
Total cost of revenues	5,181	7,495	17,021	26,959

Gross profit	4,538	(456)	14,028	9,372

Operating expenses:
Sales and marketing (exclusive of $13, $27, $68 and $471, respectively, reported below as stock-based compensation)	3,178	3,353	9,456	15,693
General and administrative (exclusive of $2,169, $140, $2,484 and $1,081, respectively, reported below as stock-based compensation)	3,509	5,158	10,954	27,838
Product technology (exclusive of $8, $27, $50 and ($76), respectively, reported below as stock-based compensation)	807	1,370	3,251	9,601
Amortization of goodwill and intangible assets	466	2,196	1,475	12,557
Stock-based compensation	2,190	194	2,609	1,476
Restructuring costs	—	521	—	952
Loss (gain) on sale of non-core assets, net	856	(647)	550	(1,529)
Impairment of intangible assets	—	9,600	—	56,707

Total operating expenses	11,006	21,745	28,295	123,295

Loss from operations	(6,468)	(22,201)	(14,267)	(113,923)

Interest income (expense), net	(85)	135	(193)	750
Gain on sale of investments, net	—	882	—	4,985
Impairment of investments	—	—	—	(3,089)

Loss from continuing operations	(6,553)	(21,184)	(14,460)	(111,277)
Loss from discontinued operations	—	(9,669)	—	(52,086)
Net loss	(6,553)	(30,853)	(14,460)	(163,363)

Dividends on preferred stock	(50)	—	(50)	—
Preferred stock conversion discount	(6,628)	—	(6,628)	—

Net loss attributable to common stockholders	$(13,231)	$(30,853)	$(21,138)	$(163,363)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.12)	$(0.48)	$(0.28)	$(2.55)
Loss from discontinued operations	—	(0.22)	—	(1.19)
Preferred stock dividends and conversion discount	(0.13)		(0.13)
Net loss attributable to common stockholders	$(0.25)	$(0.70)	$(0.41)	$(3.74)

Weighted average shares outstanding	52,540,206	44,363,935	51,051,525	43,630,239

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(14,460)	$(163,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	52,086
Depreciation and amortization	2,881	10,058
Provision for doubtful accounts and sales reserves	(162)	(5,303)
Amortization of goodwill and other intangible assets	1,475	12,557
Non-cash compensation	2,609	1,476
Gain on sale of investments, net	—	(4,985)
Loss (gain) on sale of non-core assets, net	550	(1,529)
Common stock issued for services	47	—
Warrants issued for services	—	100
Impairment of investments	—	3,089
Impairment of intangible assets	—	56,707
Non-cash restructuring costs	—	(549)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	3,066	30,012
Prepaid assets and other current assets	748	826
Other assets	690	2,556
Accounts payable, accrued and other liabilities	(7,905)	(19,796)
Deferred revenue	549	(1,518)

Net cash used in operating activities	(9,912)	(27,576)

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses	2,416	16,807
Cash acquired from acquistion of Now Marketing, net	1,190	—
Proceeds from sale of investments	—	6,858
Capital expenditures, including capitalized software	(587)	(185)

Net cash provided by investing activities	3,019	23,480

Cash flows from financing activities:
Proceed from issuance of Series A preferred stock and warrants, net	7,355	—
Proceeds from issuance of loan payable - related party	3,000	—
Proceeds from exercise of stock options	73	12
Payment of capital lease obligations	(30)	(88)
Cash paid in settlement for treasury stock	—	(275)

Net cash provided by (used in) financing activities	10,398	(351)
Net change in cash and cash equivalents	3,505	(4,447)
Effect of foreign currency on cash	146	36
Cash used by discontinued operations	—	(13,905)
Cash and cash equivalents at beginning of period	6,974	25,653

Cash and cash equivalents at end of period	$10,625	$7,337

See accompanying notes to unaudited interim consolidated financial statements.

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations and Going Concern

24/7 Real Media provides marketing solutions to the digital advertising industry.  Through its suite of online marketing and technology services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop comprehensive, customized, value-enhancing solutions.  The Company focuses on the United States, Canada and Europe and is organized into two principal lines of business: Integrated Media Solutions and Technology Solutions.

•           Integrated Media Solutions connects advertisers to audiences through three products: (i) the 24/7 Network of branded and niche Web sites; (ii) promotions; and (iii) a leading search engine results listing service.  The Company also acts as a broker for permission based email lists.

•           Technology Solutions, through Open AdStream, the Company’s proprietary technology, provides advertising delivery and management.

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company’s success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the continued acceptance of the Company’s solutions by the marketplace.

The Company’s independent public accountants have included a ‘‘going concern’’ explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The explanatory paragraph states that the Company’s recurring losses from operations since inception and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern and that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Factors Affecting Comparability of 2002 and 2001

On October 30, 2001, the Company acquired Real Media, Inc.  The merger created cost synergies for the combined company, one of which was to focus on Real Media’s proprietary Open AdStream technology and abandon the existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open AdStream platform began in December 2001 and was completed in February 2002, resulting in the elimination of redundant personnel and operating costs associated with having two ad serving platforms. Throughout 2001 and into 2002, in accordance with its business plan, the Company divested or discontinued many non-core assets and operations, including:

•              In May 2001, the Company completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

•              In May 2001, the Company completed the sale of Exactis, an email service bureau.

•              In August 2001, the operations of 24/7 Europe were shut down and the consolidated financial statements have been revised to reflect this international segment as a discontinued operation.

•              In January 2002, the Company completed the sale of its IMAKE subsidiary.  The financial statements of prior periods have been revised to reflect the disposition of IMAKE as a discontinued operation.

•              In May 2002, the Company completed the sale of certain assets related to the US email management product.

The revenue attributed to the disposition of these non-core assets for the three and nine month periods ended September 30, 2002 was approximately $0 and $1.6 million, respectively, all of which related to the US email management product within the Integrated Media Solutions segment.  For the three and nine month periods ended September 30, 2001 revenue related to disposition of non-core assets was  $1.5 million and $13.9 million, respectively, of which $1.5 million and $5.8 million, respectively, related to the US email management product within the Integrated Media Solutions segment and $0 and $8.1 million related to the Technology Solutions segment.  The Technology Solutions segment is not comparable as the revenue in 2002 is derived solely from operations that were acquired with Real Media in October 30, 2001, while the revenue in 2001 relates to operations that have been sold or shut down, including Exactis and Sabela.  This does not include $1.3 million and $15.3 million for the three and nine month periods ended September 30, 2001, respectively, related to 24/7 Europe and IMAKE, which are shown as part of discontinued operations in the 2001 consolidated statement of operations.

As a result of the cost-cutting and divestiture efforts, which began in November 2000 through December 31, 2001, the Company reduced its headcount by approximately 1,000 and closed several offices, both domestic and international (see notes 2, 3 and 4 for additional information).

On September 19, 2002, the Company acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing (see note 2) that did not have a material impact on the Company’s results of operation for the third quarter of 2002.

Organization and Basis of Presentation

Principles of Consolidation

The Company’s consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2).  When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company’s results, as the minority interest holder has no obligation to provide further financing to the subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Interim Results

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by 24/7 Real Media and are unaudited.  In the Company’s opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of the Company’s operations and cash flows for the interim periods ended September 30, 2002 and 2001.  The financial data and other information disclosed in these notes to the consolidated results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

In addition, the Company revised the 2001 financial statement information included in this Form 10-Q in order to reflect the January 2002 sale of IMAKE as a discontinued operation in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see note 3).

It is suggested that these unaudited consolidated financial statements be read in conjunction with our revised audited consolidated financial statements and notes thereto for the year ended December 31, 2001 as included in the Company’s report on Form 8-K dated October 15, 2002 which reflects the sale of IMAKE as a discontinued operation.

Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents.  Cash and cash equivalents consisted principally of money market accounts.

Unbilled Receivables

At September 30, 2002 and December 31, 2001, accounts receivable included approximately $3.9 million and $2.4 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business, as receivables are generally invoiced only after the revenue has been earned.  The terms of the related advertising contracts typically require billing at the end of each month.  The increase is due to the increase in technology revenue from $1.7 million in the fourth quarter of 2001 to $3.3 million in the third quarter of 2002.  All unbilled receivables as of September 30, 2002 have been subsequently billed.

Capitalized Software

In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”, the Company capitalizes internal production costs for software upon reaching technological feasibility.  As of September 30, 2002, the Company capitalized approximately $0.3 million in connection with the Open Advertiser ad-serving product.  Depreciation will be on the straight-line method over the estimated useful life of the software, or 4 years and begin when the product is available for general release, which is expected in the fourth quarter of 2002.

Comprehensive Loss

Total comprehensive loss for the nine month periods ended September 30, 2002 and 2001 was $(21.0) million and $(167.2) million, respectively. Comprehensive loss resulted primarily from net losses attributable to common stockholders of $(21.1) million and $(163.4) million, respectively, as well as a change in unrealized gains (losses)(net of tax), of marketable securities of $0 and $(3.8) million, respectively, and foreign currency translation adjustments of $0.1 and $0, respectively.  The net change in unrealized gains (losses) of ($3.8) million for the nine months ended September 30, 2001 is comprised of net unrealized holding losses arising during the period of $5.4 million related to chinadotcom, a reclassification adjustment of $4.1 million for net gains on the sale of investments in marketable securities and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the periods ended September 30, 2002 and 2001 does not include the effects of options to purchase 12.6 million and 7.3 million shares of common stock, respectively; 8.3 million and 3.0 million common stock warrants; 32,000 and 0.1 million shares of unvested restricted stock, respectively, and in 2002, 45.0 million shares from convertible preferred stock on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Forces (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)  BUSINESS COMBINATIONS

Acquisition of Real Media

On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. (‘‘Real Media’’), a privately-held Delaware corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares of the Company’s common stock, valued at $2.2 million, equal to 19.9 percent of the Company’s common stock prior to the merger. The total purchase price of $6.4 million also included acquisition and transaction costs of $0.9 million and assumption of $3.3 million in net liabilities. The merger created opportunities for cost reductions for the combined Company, a significant portion of which resulted from the Company’s decision to fully adopt Real Media’s proprietary Open AdStream technology (‘‘OAS’’) and abandon the Company’s existing ad-serving technology, 24/7 Connect. Other cost reductions were achieved through the elimination of redundant personnel, renegotiating affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name ‘‘24/7 Real Media, Inc.’’ to capitalize on the Real Media and 24/7 Media brand names. The purchase price in excess of the fair value of net tangible assets and liabilities acquired of $6.4 million has been allocated $3.5 million to acquired technology, $0.5 million to trade name and $2.4 million to goodwill. The acquired technology and trade name are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, ‘‘Business Combinations’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’.  Accordingly, goodwill was not amortized.

The Company also guaranteed a Promissory Note for $4.5 million issued by Publigroupe USA Holding, Inc. (‘‘Publigroupe’’), former principal shareholder of Real Media, as of the acquisition date, which was to be used primarily to finance Real Media’s restructuring plan. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. The restructuring plan provided for office closings of $0.2 million, workforce reduction of approximately 120 employees for $3.1 million and other related obligations of $1.2 million (see note 9).  In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid by the Company in November 2001.  Publigroupe also promised to provide additional funding in the form of two three-year notes of $1.5 million each, the first of which was received in January 2002 and the second funding of $1.5 million, based on the Company achieving certain target operating results for the three months ended March 31, 2002, was received on May 13, 2002 (see note 12).

The net liabilities acquired consist of the following:

Asset/Liability	Amount
Cash	$6,343
Accounts receivable	6,405
Fixed assets	2,248
Receivable—Publigroupe	600
Other assets	1,411
Accounts payable and accrued liabilities	(13,550)
Deferred revenue	(2,249)
Note payable—Publigroupe	(4,500)
$(3,292)

Acquisition of Now Marketing

On September 19, 2002, the Company acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing (“Now Marketing”), a New York-based marketing services firm.  The acquisition agreement required Now Marketing’s parent, Elbit Ltd. and Gilbridge, Inc., together (“Now Marketing’s Parent”), to make a $1.25 million investment in exchange for 125,000 shares of Series B Preferred Stock.  Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs.  The Series B Preferred Stock is convertible into shares of Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share, or 6,050,339 shares of Common Stock on an as-if converted basis.

Substantially all of the initial terms of the agreement were reached when the price of the Company’s Common Stock approximated the conversion price of $0.2066 per share of Common Stock.  By the time the transaction closed on September 19, 2002 and the terms were agreed to and announced to the public, the price of the Company’s Common Stock rose to $0.44 per share. Accordingly, the 125,000 shares of Series B Preferred Stock issued in connection with Now Marketing’s Parent’s $1.25 million investment contained an embedded beneficial conversion feature which was required to be valued separately as of the date of the business combination.  The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $0.2066 per share of Common Stock and the fair value of the Common Stock into which the Series B Preferred Stock was convertible into on the closing date of $0.44 per share, or an intrinsic value of approximately $0.23 per share, however, the amount of the discount was limited to the amount of cash acquired that was allocable to the Series B Preferred Stock.  Therefore, the Company recorded a non-cash charge of $1.25 million in the third quarter of 2002, representing the number of common shares into which the Series B Preferred Stock is convertible (6,050,339 shares of Common Stock) multiplied by the conversion price of $0.2066 per share of Common Stock.  The non-cash charge of $1.25 million is included in the “Preferred stock conversion discount” on the consolidated statement of operations in a manner similar to a Preferred Stock dividend.

The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has initially been allocated to goodwill pending a final allocation of such amount during the fourth quarter of 2002.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, ‘‘Business Combinations’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’.

The net assets acquired consist of the following:

Asset/ Liability	Amount

Cash	$1,250
Accounts receivable	23
Fixed assets	85
Accrued liabilities	(18)
$1,340

The following unaudited pro forma consolidated amounts give effect to the Company’s acquisition of Real Media and Now Marketing accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three and nine month periods ended September 30, 2002 and 2001.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousand, Except Share and Per Share Data)

Total revenues	$9,730	$15,046	$31,529	$60,352
Loss from continuing operations	(7,090)	(28,650)	(23,697)	(133,676)
Loss from discontinued operations	—	(9,669)	—	(52,086)
Dividends on preferred stock	(50)	—	(50)	—
Preferred stock conversion discount	(6,628)	—	(6,628)	—
Net loss available to common stockholders	$(13,768)	$(38,319)	$(30,375)	$(185,762)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.13)	$(0.51)	$(0.43)	$(2.39)
Loss from discontinued operations	—	(0.17)	—	(0.93)
Preferred stock dividends and conversion discount	(0.13)	—	(0.13)	—
Net loss available to common stockholders	$(0.26)	$(0.68)	$(0.56)	$(3.32)

(1)  The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and nine month periods ended September 30, 2001 includes the 8,216,868 and 4,100,000 common shares issued for Real Media and Now Marketing, respectively, as if the shares were issued on January 1, 2001.

(3)  DISCONTINUED OPERATIONS

Europe

On August 6, 2001, the Company ceased funding its European subsidiaries and communicated that to 24/7 Europe NV’s management team and Board of Directors.  Subsequently, management of 24/7

Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001.  During the second quarter of 2001, the Company reduced the carrying value of the net assets of the European operations to zero.  The write down included $12.3 million in impairment charges related to goodwill and other intangible assets, which was included in loss from discontinued operations in the second quarter of 2001 statements of operations.

STATEMENT OF OPERATIONS DATA

Nine months ended September 30, 2001
Revenue	$10,555
Net loss	(30,540)

IMAKE

In accordance with SFAS No. 144, operations meeting the definition of a component of an entity are treated as discontinued operations when sold.  On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc., to Schaszberger Corporation, the previous owner, and an officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $500,000 in cash consideration, a potential earn out of up to $4.0 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corporation, which as of the closing date represented 19.9% of the buyer. The Note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. In the event that the earn out is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equal to the difference between $3.0 million and the amount of the actual earn out paid to date. The shares to be received are based on a third-party outside valuation of the buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of arms length negotiations between the buyer and the Company. The Company has discounted the note receivable and recorded the net present value of the earn out based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively.  In January 2002, the Company received the upfront cash consideration of $0.5 million and has been receiving the monthly earn out payments as scheduled.  As of September 30, 2002, there are approximately $0.5 million in short term and $1.3 million in long term notes and amounts receivable from the disposition related to IMAKE on the consolidated balance sheet.

During the fourth quarter of 2001, the Company wrote down the carrying value of the net assets of IMAKE.  The write down included $5.9 million in impairment charges related to goodwill and intangible assets, which was included in loss from discontinued operations in the fourth quarter of 2001 statement of operations.

The consolidated financial statements and related footnotes of the Company have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144.  Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of IMAKE have been excluded from the footnotes and the respective captions in the Consolidated Statements.

Summarized financial information for the discontinued operations is as follows (in thousands):

STATEMENT OF OPERATIONS DATA
	Three months ended September 30, 2001	Nine months ended September 30, 2001
Revenue	$1,271	$4,728
Net loss	(9,669)	(21,546)

BALANCE SHEET DATA
December 31, 2001
Current assets	$1,546
Long-term assets	1,136
Total assets	2,682
Current liabilities	$(244)

(4)  DISPOSAL OF NON-CORE ASSETS

On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian Marketing Solutions, Inc. (‘‘Experian’’).  The purchase price was $15.25 million of which $12.0 million was paid in cash, $1.5 million was deposited into escrow until August 2002 as security for the Company’s indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are available to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002.  During the second quarter of 2001, the $1.5 million in escrow and $1.75 million prepayment had been reflected as deferred gain on sale of non-core assets on the consolidated balance sheet.  As the prepaid services are used, the deferred gain is recognized.

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

During the nine month period ended September 30, 2002, the Company has been billed approximately $197,000 in services which have been reflected as cost of revenues and gain on sale of non core assets in the statement of operations.  Through September 30, 2002, the sale has resulted in a loss of $3.5 million, not including the remainder of the aforementioned deferred gains of $0.1 million.  The Company has reflected the remaining $0.1 million of prepaid services in prepaid and other current assets on the consolidated balance sheet.

Sale of certain US email assets

On May 3, 2002, the Company completed the sale of certain assets related to its US email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc.  Under the terms of the sale, the purchase price payable is up to $4.5 million.  The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum quarterly payments of $50,000 and a maximum of $2.0 million, through 2005.  Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares.  The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company.  The Company initially recorded a loss of $0.8 million on the sale in the second quarter of 2002.

On July 30, 2002, the Company received a letter from Naviant alleging a breach of that certain of the Company’s warranties regarding the assets.  Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to the Company.  On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to the Company in lieu of all future amounts due to the Company.  Naviant agreed to waive further claims with regard to the specific warranty in dispute, however, certain representations made by the Company under the Purchase Agreement dated as of April 30, 2002 among the Company, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant may have the right to bring claims with respect to such representations until June 30, 2003.  As a result of the settlement, the Company wrote off approximately $0.9 million remaining amount due from Naviant in the third quarter of 2002.  The $1.25 million settlement amount is included in the current portion of notes and amounts receivable from dispositions at September 30, 2002 and was received by the Company on October 4, 2002.

Summary

For the three months ended September 30, 2002, the $0.9 million loss on the sale of non-core assets primarily relates to the sale of US email management product.  For the nine months ended September 30, 2002, the $0.5 million loss on sale of non-core assets consists of a $1.7 million loss related to the sale of certain assets related to US email management product offset by $0.8 million recognized as a gain from the release of the Exactis escrow amount, $0.3 million related to the recognition of the deferred gain related to the Exactis sale and $0.1 million related to the reversal of an accrual related to the sale of Exactis that was deemed unnecessary.

(5)  INTANGIBLE ASSETS, NET

During 2001, the Company performed on-going business reviews and, based on quantitative and qualitative measures, assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present. Where impairment indicators were identified, the Company determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, the Company completed numerous acquisitions that were financed principally with shares of the Company’s common stock and were valued based on the price of the common stock at that time.  Starting with the fourth quarter of 2000 through December 31, 2001, the Company reevaluated the carrying value of its businesses on a quarterly basis.  The revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 and 2001. In addition, each of these entities experienced declines in operating and financial metrics over several quarters in 2001, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions.  These factors significantly impacted current projected revenue generated from these businesses.  The Company’s evaluation of impairment was also based on achievement of the unit’s business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees.  The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

Where impairment was indicated, the Company determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses.  To the extent that market comparables were not available, the Company used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies.  The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the initial acquisition valuations.  As a result, during the Company’s review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable.  The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce that was in place at the time of the acquisition of these companies.

As a result, the Company determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values.  Accordingly, the Company recognized $35.5 million in impairment charges to adjust the carrying values in the first quarter of 2001, $11.6 million in the second quarter of 2001 and $9.6 million in the third quarter of 2001.  Of this amount $26.9 million related to Website Results, $25.3 million related to Mail and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that the Company’s business operates in a highly volatile business environment.  This could result in significant additional impairment charges in the future.

As of September 30, 2002, the goodwill and other intangibles assets, net was $10.7 million: $5.7 million related to Real Media, $2.1 million related to Website Results, $1.8 million related to Now Marketing and $1.1 million related to ClickThrough.

	September 30, 2002	December 31, 2001	Estimated Useful Lives
	(in thousands)
Unamortized intangible assets
Goodwill(1)(2)	$5,949	$7,901

Amortized Intangible assets with finite lives
Technology	6,005	6,001	4
Assembled Workforce(2)	—	730	2
Trademark	500	500	4
	6,505	7,231
Less accumulated amortization	(1,779)	(614)
	4,726	6,617

Total	$10,675	$14,518

(1)  On May 3, 2002, the Company sold certain assets related to the US email management product which had $3.8 million of goodwill.  On September 19, 2002, the Company acquired Now Marketing and initially allocated $1.8 million to goodwill pending final allocation of such amount during the fourth quarter of 2002.  During the second quarter of 2002, the Company reversed $0.3 million of restructuring reserves acquired against goodwill, as they were no longer deemed necessary.

(2)  In connection with the adoption of SFAS No. 142, on January 1, 2002, the Company reclassified $420 ($730 gross less $310 in accumulated amortization) in net book value associated with its assembled workforce to goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.  SFAS No. 142

eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets.  SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions.  The Company completed its initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

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

The amortization expense and net loss for the three and nine month periods ended September 30, 2002 and 2001 had SFAS No. 142 been applied for both periods is as follows:

	For the three months ended		For the nine months ended
	2002	2001	2002	2001
Loss from continuing operations	$(6,553)	$(21,184)	$(14,460)	$(111,277)
Add back: goodwill amortization	—	1,148	—	6,716
Adjusted loss from continuing operations	$(6,553)	$(20,036)	$(14,460)	$(104,561)

Basic and diluted loss per common share:
Loss per share from continuing operations	$(0.12)	$(0.48)	$(0.28)	$(2.55)
Add back: goodwill amortization	—	0.03	—	0.15
Adjusted loss per common share from continuing operations	$(0.12)	$(0.45)	$(0.28)	$(2.40)

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on 2001 results, there can be no assurance that the add back of amortization expense would not have resulted in additional impairment charges in prior periods.

(6)  INVESTMENTS

The fair value of the available-for-sale marketable securities is based on the quoted market values reported on NASDAQ.  As of September 30, 2001, the Company has sold all of its marketable and cost-based securities.

During 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share.  The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million.  The Company also sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million.  In September 2001, the Company sold its interest in idealab! for $2.5 million resulting in a gain of approximately $0.9 million.  The Company’s net gain on the sale of these investments is included in “Gain on sale of investments, net” in the Company’s consolidated statement of operations.

During 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments.  The

Company’s management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost-based investments was $0.6 million related to Media-Asia.  The Company’s management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Mobile were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively.  These impairment charges are included in “Impairment of investments” in the Company’s 2001 consolidated statement of operations.

(7)  COMMON AND PREFERRED STOCK

On September 19, 2002, the Company issued 125,000 shares of Series B Preferred Stock in conjunction with the acquisition of Now Marketing, which are convertible into 6,050,339 shares of common stock (see note 2).  The Series B Preferred Stock will accrue and cumulate dividends commencing October 1, 2002 at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.

Sunra

On July 2, 2002, the Company entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited (“Sunra”), a newly formed investment fund advised by Merchant’s Group International.

On July 2, 2002, Sunra purchased $1.6 million of the Company’s newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 8, 2002 Sunra and affiliated parties agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million.  Upon receipt of stockholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra consummated the purchase of an additional $3.0 million of the Series A Preferred Stock (the “September 10, 2002 Series A Preferred Stock transactions”).

Each share of Series A Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis.  The Company also issued at total of 3,895,788 warrants to Sunra to purchase shares of Common Stock at an exercise price of $0.20535.  All of the warrants issued may be exercised through a cashless exercise and have a five year term.  Sunra is the beneficial owner of approximately 42,853,664 shares of Common Stock, or approximately 42.3% of the Company’s outstanding Common Stock at September 30, 2002 on a fully diluted basis.   The Company also issued 400,000 warrants to Merchant’s Group International as partial payment of a placement fee and incurred approximately $0.7 million in other related fees.  The Series A Preferred Stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  Accordingly, the $50,000 cumulative dividends are reflected as “Preferred stock dividends” on the consolidated statement of operations.

The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company’s Common Stock was approximately $0.21 per share.  However, Sunra’s conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to stockholder approval which was approved on September 10, 2002, at which time the price of the Company’s Common Stock was $0.46 per share.

Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained embedded beneficial conversion features, which were required to be valued separately.  Accordingly, the Company allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis.  The value ascribed to the five-year detachable warrants was determined using a Black-Scholes pricing model (100% volatility factor, $0.46 fair value at September 10, 2002, $0.21 fair value at July 2, 2002, and $0.20535 exercise price).  The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million.  The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the stockholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which is greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions.  Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions.  Therefore, the Company recorded a non-cash charge of $5.2 million in the third quarter of 2002, representing the number of common shares into which the September 10, 2002 Series A Preferred Stock transactions were convertible into (31,166,302 shares of Common Stock) multiplied by the effective conversion price of $0.1675 per share of Common Stock.  The total non-cash charge of $5.4 million is included in the “Preferred stock conversion discount” on the consolidated statement of operations similar to a Preferred Stock dividend.

Restructuring of Executive Compensation Agreements

In conjunction with the Sunra investment on July 2, 2002, four executives each agreed to modify their respective employment agreements with the Company to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days.  In exchange, such executives would receive, in the aggregate, approximately 2.1 million shares of Common Stock of which the initial conversion value was based on the approximate fair market value of the Company’s Common Stock as of the date of the July 2, 2002, Sunra investment, or $0.20 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million future severance benefits forfeited.  In addition, such executives would also receive fully-vested stock options to acquire approximately 2.1 million shares of the Company’s Common Stock with an exercise price of $0.20 per share.  The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions.  For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of the Company’s Common Stock as of the stockholder approval date on September 10, 2002.  In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Stock-Based Compensation”, this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate.  The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of the Company’s Common Stock on the stockholder approval date of $0.46 per share less the exercise price of $0.20 per share which resulted in $0.6 million of the $1.5 million charge.

In addition, the four executives also agreed to receive the Earnings Before Interest, Taxes and Amortization (“EBITA”) portion of their 2002 target bonus, if earned, in shares of the Company’s Common Stock.  The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $0.20 per share.  Accordingly, this modification to the executives’ bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of the Company’s Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002.  At September 30, 2002, management determined that it was probable that the EBITA target would be met and determined, at $0.20 per share, that the bonus equates to approximately 1.35 million common shares.  Accordingly, at September 30, 2002, the four executives’ bonus awards resulted in a non-cash stock-based compensation charge of approximately $0.5 million based upon the fair market value of the Company’s Common Stock of $0.37 per share as of the end of the reporting period.  If it is determined in the fourth quarter of 2002 that the EBITA target may not be fully achieved and/or the Company’s Common Stock price declines from the $0.37 at September 30, 2002, the charge may be adjusted downward in the fourth quarter of 2002.

Other Issuances

From January to July 2002, approximately 58 employees including members of senior management agreed to receive between 5 and 20% of their compensation in the form of the Company’s common stock in lieu of cash.  As a result, approximately 1.1 million shares, valued at $0.2 million, were issued.

In April 2002, the Company issued 416,784 shares, valued at $0.1 million, principally to the CEO, for 2001 bonuses as reported in the Company’s 10-K and accrued as of December 31, 2001.

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

On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options.  As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares.  For the three and nine month periods ended September 30, 2002 and 2001, 6,646, 19,938, 12,792, and 152,960 shares, respectively, were granted to employees according to their vesting schedule.  At September 30, 2002, approximately 32,000 shares of restricted stock remain, vesting quarterly through December 31, 2003.

Additional Paid- in Capital

During the nine-months ended September 30, 2002, the Company’s additional paid-in capital increased by $12.5 million primarily due to: (i) the $3.1 million of common and Series B preferred stock issued in connection with the Now Marketing acquisition, net of the $1.25 million preferred stock conversion discount, (ii) the $7.3 million of net proceeds from the issuances of Series A preferred stock and warrants; and (iii) the $1.5 million of non-cash compensation charge associated with the common stock and options issued in connection with the restructured severance arrangements of four executives.

(8)  STOCK INCENTIVE PLAN

For the nine month period ended September 30, 2002, the Company granted approximately 7.3 million stock options under the 1998 Stock Incentive Plan, 1.6 million stock options under the 2001 Stock Incentive Plan for Non-officers to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.  The Company also granted 2.1 million options from the 2002 Stock Incentive Plan to certain executives at a strike price of $0.20 per share (see note 7).  On January 1, 2002, in accordance in the terms of the 2001 Plan, shares available under the Plan were increased by 1,485,230.

On September 10, 2002, the stockholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company’s stockholders.  The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 10,000,000 shares.  The number of shares available under the 2002 Stock Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 3,000,000.

As a result of the adoption of the 2002 Stock Incentive Plan, the Board of directors approved an amendment to the 1998 Stock Incentive Plan to eliminate the automatic increase of 3% and eliminate any further grants to non-employee directors.

On April 22, 2002, the Board approved the 24/7 Real Media, Inc. 2002 Equity Compensation Plan to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates its common stock in payment of amounts owed to such third parties.  The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 3,000,000 shares. The Company may from time to time issue to employees, former employees, advisors and consultants to the Company or its affiliates shares of its common stock in payment or exchange for or in settlement or compromise of amounts due by the Company to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered.  Shares of the Company’s common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by the Company.  The Chief Executive Officer of the Company is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan, provided that all issuances shall be co-authorized by at least one of the President, any Executive Vice President, the Chief Financial Officer or the General Counsel.  The Company may amend the plan at any time.

(9)  RESTRUCTURING CHARGES

During the three and nine month periods ended September 30, 2001, restructuring charges of approximately $0.5 million and $1.0 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin (“SAB”) No. 100.  The Company’s restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 100 employees.

The Company acquired approximately $4.5 million in restructuring reserves in connection with the October 31, 2001 acquisition of Real Media (see note 2).  The restructuring plan provided for office closing costs of $0.2 million, a workforce reduction of approximately 120 employees of $3.1 million and other related obligations of $1.2 million.  During the second quarter of 2002, the Company reversed $320,000 of restructuring reserves acquired against goodwill as they were no longer deemed necessary.

The following sets forth the activities in the Company’s restructuring reserve for the nine months ended September 30, 2002, which is included in accrued expenses in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year utilization	Current year reversal	Ending Balance
Employee termination benefits	$2,489	$(2,169)	$(320)	$—
Office closing costs	266	(223)	—	$43
Other exit costs	1,512	(1,050)		$462
	$4,267	$(3,442)	$(320)	$505

(10)  SEGMENT INFORMATION

On October 30, 2001, the Company merged with Real Media.  As a result of this merger and the restructuring performed by both companies, the Company has changed how it operates its businesses and views its reportable segments.  Based on these operational changes the consolidated financial statements presented have been restated to reflect these new reportable segments.  The Company’s business is currently comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates revenue by delivering advertisements to affiliated Web sites, promotions management and search engine traffic delivery.  The Technology Solutions segment generates revenue by providing third-party ad serving and, in 2001, email delivery service bureau.  The Company’s management reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three and nine month periods ended September 30, 2002 and 2001, is as follows:

	Three months ended September 30, 2002			Three months ended September 30, 2001
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$6,379	$3,340	$9,719	$7,039	$—	$7,039
Segment loss from operations	(5,640)	(829)	(6,468)	(22,201)	—	(22,201)
Amortization of goodwill and intangibles	216	250	466	2,196	—	2,196
Stock-based compensation(1)	36	4	40	194	—	194
Restructuring costs	—	—	—	521	—	521
Loss (gain) on sale of assets, net	856	—	856	(647)	—	(647)
Impairment of intangible assets	—	—	—	9,600	—	9,600

	Nine months ended September 30, 2002			Nine months ended September 30, 2001
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total

Revenues	$21,224	$9,825	$31,049	$28,269	$8,062	$36,331
Segment loss from operations	(12,389)	(1,878)	(14,267)	(106,638)	(7,285)	(113,923)
Amortization of goodwill and intangibles	725	750	1,475	11,724	833	12,557
Stock-based compensation(1)	132	55	187	1,354	122	1,476
Restructuring costs	—	—	—	1,566	(614)	952
Loss (gain) on sale of assets, net	550	—	550	(992)	(537)	(1,529)
Impairment of intangible assets	—	—	—	52,206	4,501	56,707

Total assets:
September 30, 2002	26,457	10,769	37,225
December 31, 2001(2)	29,936	12,970	42,906

(1) Not included above for the three and nine month periods ended September 30, 2002 is $2.1 million and $2.4 million, respectively, related to corporate officers.

(2) Not included above at December 31, 2001 are $2.7 million in assets related to discontinued operations.

Geographical information is as follows:

	US	International	Total
	(in thousands)
Periods ended September 30, 2002
Revenues for three months ended	$6,570	$3,149	$9,719
Revenues for nine months ended	21,363	9,686	31,049
Long-lived assets	14,053	2,745	16,798

Periods ended September 30, 2001
Revenues for three months ended	$6,357	$682	$7,039
Revenues for nine months ended	33,698	2,633	36,331
Long-lived assets at December 31, 2001	14,313	9,701	24,014

(11)  SUPPLEMENTAL CASH FLOW INFORMATION

The amount of cash paid for interest was $10,000 and $14,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

The Company accrued $245,625 in interest during 2002 on the Publigroupe notes, which is payable with the principal in 2005 and 2006.

(12)  RELATED PARTY

Loan Payable

In conjunction with the merger with Real Media on October 31, 2002, the Company guaranteed a Promissory Note for $4.5 million to Publigroupe as of the acquisition date, which was to be used in accordance with Real Media’s restructuring plan and in payment of transactional bonuses. The restructuring plan provides for office closings, workforce reduction and other related obligations (see notes 2 and 9 for details).

The note bears interest at 4.5% compounded monthly and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the Company received cash of $1.5 million and signed a promissory note bearing interest at 6% compounded monthly, with interest and principal due in January 2006. Based on the Company achieving certain target operating results for the three months ended March 31, 2002 it received another $1.5 million in the form of a 6% three-year promissory note on May 13, 2002, with principal and interest due in May 2005.

The interest expense related to these notes for the nine months ended September 30, 2002 was approximately $245,625.  The interest is accrued and added to the loan principal, as it is due at maturity.

Sunra

In connection with its purchase of Series A Preferred Stock in July 2002, Sunra received the right to designate two seats on the Company’s Board of Directors.  To date, Sunra has designated Joseph Waechter as one of its representatives on the Board.  Additionally, Mr. Waechter was affiliated with Merchant’s Group International, to whom the Company paid $320,000 and issued 400,000 warrants to purchase our common stock at an exercise price of $0.20535 per share as payment of a placement fee for the sale of the Series A Preferred.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TERMS “WE” AND “OUR COMPANY” MEAN 24/7 REAL MEDIA, OUR SUBSIDIARIES AND EACH OF OUR PREDECESSOR ENTITIES.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under “Risk Factors” below.

Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

GENERAL

24/7 Real Media provides marketing solutions to the digital advertising industry.  Through its comprehensive suite of online marketing and technology services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution.  We focus on the United States, Canada and Europe and is organized into two principal lines of business: Integrated Media Solutions and Technology Solutions.

•              Integrated Media Solutions connects advertisers to audiences through three products: (i) the 24/7 Network of branded Web sites and niche Web sites; (ii) a comprehensive promotions suite; and (iii) a leading search engine results listing service.  We also act as a broker for permission based email lists.

•              Technology Solutions, through Open AdStream, our proprietary technology, provides advertising delivery and management.

We hold a patent related to our ad-serving technology.  Two other parties have acquired a license or interest in the patent.  We are seeking to license the patent to a substantial number of additional parties.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (“SEC”), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

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

The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

Integrated Media Solutions

Our network revenues are derived from short-term advertising agreements in which we deliver advertising impressions for a fixed fee to third-party Web sites comprising our network.  Service revenue is derived from driving traffic to a client website which are recognized upon delivery.  Media revenue is recognized provided no significant obligations remain outstanding and collection of the resulting receivable is probable.  On May 3, 2002 the Company sold its US email management product and starting in May 2002 we only recognize commissions from brokerage sales as revenue in the US upon delivery.  Prior to its sale, our email related revenues were derived from short-term delivery based agreements in which we deliver advertisements to email lists for advertisers and recognized revenue upon delivery.

Third party Web sites that register Web pages with our network and display advertising banners on those pages are commonly referred to as ‘‘Affiliated Web sites.’’ These third party Web sites are not ‘‘related party’’ relationships or transactions as defined in SFAS No. 57, ‘‘Related Party Disclosures.’’ We pay Affiliated Web sites a fee for providing advertising space to our network. We become obligated to make payments to Affiliated Web sites, which have contracted to be part of our network, and list owners in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

Technology Solutions

Our technology revenues are derived from licensing of our ad serving software and related maintenance and support contracts. In addition, we derived revenue from our email service bureau subsidiary, Exactis, and our third party ad serving subsidiary, Sabela, both of which were sold in May of 2001.

Revenue from software licensing agreements is recognized in accordance with Statements of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ and Staff Accounting Bulletin No. 101, ‘‘Revenue Recognition in Financial Statements’’ upon delivery of the software, which is generally when customers begin utilizing the software, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Revenue related to the central ad-serving product is recognized based on monthly usage fees.

Revenue from software maintenance and support services is recognized ratably over the life of the maintenance agreements, which typically range from one to three years.  Maintenance revenue invoiced in advance of the related services is recorded as deferred revenue. Expense from our licensing, maintenance and support revenues are primarily payroll costs incurred to deliver, modify and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.  Revenue from patent licensing will be recognized when an agreement is signed for a perpetual license or during the period in which the revenue is earned from other royalty arrangements.  To date, we have not recorded any revenue from patent licensing.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Impairment of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset’’.  SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets.  SFAS No. 144 establishes a single model for the impairment of long-lived assets.

We assess goodwill for impairment annually unless events occur that require more frequent reviews.  Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment.  If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available.  Estimated fair market value is generally measured with discounted estimated future cash flows.  Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows.  Assumptions used for these cash flows are consistent with internal forecasts.

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived and other intangible assets. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly owned subsidiaries and investments.

The impairment factors evaluated by us may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2002 TO 2001

On October 30, 2001, we acquired Real Media.  The merger created cost synergies for our combined company, one of which was to focus on Real Media’s proprietary Open AdStream technology and abandon our existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open AdStream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with having two ad serving platforms. Throughout 2001 and into 2002, in accordance with our business plan, we divested or discontinued many of our non-core assets, including:

•              In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

•              In May 2001, we completed the sale of Exactis, our email service bureau.

•              In August 2001, the operations of 24/7 Europe were shut down and our consolidated financial statements have been revised to reflect this international segment as a discontinued operation.

•              In January 2002, we completed the sale of our IMAKE subsidiary.  The financial statements of prior periods have been revised to reflect the disposition of IMAKE.

•              In May 2002, we completed the sale of certain assets related to our US email management product.

The revenue attributed to the disposition of these non-core assets for the three and nine month periods ended September 30, 2002 was approximately $0 and $1.6 million, respectively, all of which relates to the US email management product within the Integrated Media Solutions segment.  For the three and nine month periods ended September 30, 2001 revenue related to disposition of non-core assets was  $1.5 million and $13.9 million, respectively, of which $1.5 million and $5.8 million, respectively, related to the US email management product within the Integrated Media Solutions segment and $0 and $8.1 million related to the Technology Solutions segment.  Our Technology Solutions segment is not comparable as the revenue in 2002 is derived solely from operations that were acquired with Real Media in October 30, 2001, while the revenue in 2001 relates to operations that have been sold or shut down, including Exactis and Sabela.  This does not include $1.3 million and $15.3 million for the three and nine month periods ended September 30, 2001, related to 24/7 Europe and IMAKE, which are shown as part of discontinued operations in the 2001 consolidated statement of operations.

On September 19, 2002, we acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing (see footnote 2 to the Interim Consolidated Financial Statements) that did not have a material impact on our results of operation for the third quarter of 2002.

As a result of our cost-cutting and divestiture efforts, which began in November 2000 through December 31, 2001, we reduced our headcount by approximately 1,000 and closed several offices, both domestic and international. The core elements of our business that remain are:

•              Open AdStream ad serving technology, with one of the largest installed base of any ad serving solution in the world;

•              The 24/7 Network, one of the largest branded ad networks online;

•              24/7 iPromotions, an innovative online promotions and sweepstakes services, which now includes Vflash; and

•              24/7 Website Results, a leading traffic driving and keyword monetizing solution.

RESULTS OF OPERATIONS

REVENUES

INTEGRATED MEDIA SOLUTIONS. Our Integrated Media Solutions revenues were $6.4 million and $21.2 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $7.0 million and $28.3 million for the three and nine month periods ended September 30, 2001, respectively, representing a 9.4% and 24.9% decrease, respectively.  The decrease in revenue was due to a decrease in advertising dollars spent as the economy continued to deteriorate and the sale of the US email management product on May 3, 2002. The declines in revenue were partially offset by our merger with Real Media on October 30, 2001.  The US email management product accounted for $0 and $1.5 million for the three months ended September 30, 2002 and 2001, respectively, and $1.6 million and $5.8 for the nine months ended September 30, 2002 and 2001, respectively.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenues were $3.3 million and $9.8 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $0 and $8.1 million for the three and nine month periods ended September 30, 2001, respectively, representing an increase of 21.9% for the nine month period ended September 30, 2002.  The periods are not comparable as the revenue in 2002 is derived solely from operations that were acquired with Real Media on October 30, 2001, while the revenue in 2001 relates to operations that have been sold or shut down, including Exactis and Sabela.

COST OF REVENUES AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.  The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered on our Network; list providers and traffic providers; depreciation of our 24/7 Connect ad serving system (in 2001) and internet access costs.  In 2002, cost associated with ad serving is accounted for in our Technology Solutions segment cost of revenues and an allocation based on usage is reflected in the Integrated Media Solutions cost of revenues, making these costs variable versus fixed as they were under 24/7 Connect.  Gross margins were 32.1% and 32.0% for the three and nine month periods ended September 30, 2002, respectively, and (6.5%) and 12.2% for the three and nine month periods ended September 30, 2001.  The increase is due to lower ad serving costs as the operations in 2001 could not support the fixed costs of 24/7 Connect which adversely affected the gross margin.  Excluding the US email management product in the US, the margins were 32.1% and 34.7% for the three and nine month periods ended September 30, 2002 and (8.3%) and 13.4% for the three and nine month periods ended September 30, 2001.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND A GROSS PROFIT. The cost of technology revenues consists of the cost of equipment and broadband capacity for our third party ad-serving solutions and payroll costs to deliver, modify and support software offset by the portion allocated to integrated media solutions for ad-serving.  Gross margins were 74.6% and 73.7% for the three and nine month periods ended September 30, 2002, respectively, and 73.4% for the nine month period ended September 30, 2001.  As noted above, the periods are not comparable, as the segment is comprised of completely different operations.

OPERATING EXPENSES. Each of sales and marketing, general and administrative, product technology expenses decreased significantly in the periods ended September 30, 2002 compared to the periods ended September 30, 2001 as a result of our restructuring activities, the decisions to exit Latin America and the sales of Sabela and Exactis.  The decreases were partially offset by the acquisition of Real Media.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials.  Sales and marketing expenses were $3.2 million and $9.5 million for the three and nine month period ended September 30, 2002, respectively, and $3.4 million and $15.7 million for the three and nine month periods ended September 30, 2001, respectively.  As a percentage of revenue, the expense decreased from 47.6% to 32.7% for the three month periods ended September 30, 2001 and 2002, respectively, and from 43.2% to 30.4% for the nine month periods ended September 30, 2001 and 2002.  This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business.  General and administrative expenses were $3.5 million and $11.0 million for the three and nine month periods ended September 30, 2002, respectively, and $5.1 million and $27.8 million for the three and nine month periods ended September 30, 2001, respectively.   As a percentage of revenue, the expense decreased from 73.3% to 36.1% for the three month periods ended September 30, 2001 and 2002, respectively, and from 76.6% to 35.3% for the nine month periods ended September 30, 2001 and 2002.  The significant decrease is due to our rationalization efforts in eliminating headcount, office space and unnecessary expenses.  In 2002, General and administrative expenses include cost recoveries in connection with patent claims.  As the economy deteriorated in 2001, we accrued significant bad debt reserves, however, positive collection efforts in 2002 have reduced the required reserves; therefore, we reversed approximately $0.3 million in bad debt expense during the third quarter.  The net benefit from bad debt expense reversals for the year is approximately $0.2 million.

PRODUCT TECHNOLOGY EXPENSES.  Product technology expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities.  Product technology expenses were $0.8 million and $3.3 million for the three and nine month period ended September 30, 2002, respectively, and $1.3 million and $9.6 million for the three and nine month periods ended September 30, 2001, respectively.  As a percentage of revenue, the expense decreased from 19.5% to 8.3% for the three month periods ended September 30, 2001 and 2002, respectively, and from 26.4% to 10.5% for the nine month periods ended September 30, 2001 and 2002.  The decrease is due to the sale of Exactis on whose technology we spent significant dollars and our focus on OAS which requires less enhancements than did 24/7 Connect.  Also, the expense decreased in 2002 as the costs related to developing our Open Advertiser (OAD) product are being capitalized.  We capitalized approximately $0.4 million during the quarter and will continue to capitalize costs until OAD is ready for general release, which is expected during the fourth quarter.

AMORTIZATION OF GOODWILL AND INTANGIBLES.  Amortization of goodwill and intangibles were $0.5 million and $1.5 million for the three and nine month period ended September 30, 2002, respectively, and $2.2 million and $12.6 million for the three and nine month periods ended September 30, 2001, respectively.    The decrease is due to impairment charges taken during 2001 for Exactis, Sabela, AwardTrack, iPromotions, ConsumerNet and Website Results as well as the sale of Exactis in May 2001 and the adoption of SFAS No. 142 which states that goodwill is no longer amortized which also contributed to the decline.    The Company’s loss from continuing operations for the three and nine months ended September 30, 2001, excluding goodwill amortization would have been ($20.0) million, or ($0.45) per share and ($104.6) million, or ($2.40) per share, respectively.

STOCK-BASED COMPENSATION. Stock based compensation was $2.2 million and $2.6 million for the three and nine month periods ended September 30, 2002, respectively, and $0.2 million and $1.5 million for the three and nine month periods ended September 30, 2001, respectively.  The expense for the nine months ended September 30, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash, $0.3 million in amortization of deferred compensation for restricted shares previously issued to certain employees, $0.1 million in amortization of deferred compensation from acquisitions, $0.5 million in discretionary bonuses that will be paid in stock to executives if the Company meets certain earnings targets and $1.5 million in stock and options grants to executives for restructuring their employment agreements.  The expense for the nine months ended September 30, 2001 consists of a $1.0 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.1 million in amortization of deferred compensation from acquisitions and $0.4 million in stock to be given as bonuses to certain employees.

RESTRUCTURING COSTS.  During the three and nine months ended September 30, 2001 a restructuring charge of approximately $0.5 million and $1.0 million was recorded related to the reduction of employee headcount.  This restructuring involved the involuntary termination of approximately 100 employees.

GAIN ON SALE OF NON-CORE ASSETS, NET.  The $0.5 million loss for the nine months ended September 30, 2002 includes a $1.1 million gain related to the sale of Exactis in May 2001, offset by a $1.6 million loss on the sale of certain assets related to our US email management product.  As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts.  The gains are recognized as the escrow balance is released and the prepaid services are utilized.  During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder released to the Company immediately.  Therefore, $0.75 million of the deferred gain was recognized and $0.75 million of deferred gain was reversed against the escrow balance.  During the nine month period ended September 30, 2002, we used approximately $0.2 million is Exactis services and recorded the related gain.  The $0.1 million remaining amount of the gain relates to the reversal of unnecessary accrual related to Exactis.  The $1.5 million for the nine months ended September 30, 2001 relates to the sale of Exactis and the sale of intellectual property of Sabela and AwardTrack.

IMPAIRMENT OF INTANGIBLE ASSETS.  During 2001, we performed on-going business reviews and, based on quantitative and qualitative measures, assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present.  Where impairment indicators were identified, we determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock and were valued based on the price of the common stock at that time.  Starting with the fourth quarter of 2000 through December 31, 2001, we reevaluated the carrying value of our businesses on a quarterly basis.  The revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000 and 2001. In addition, each of these entities have experienced declines in operating and financial metrics over several quarters in 2001, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions.  These factors significantly impacted current projected revenue generated from these businesses.  Our evaluation of impairment was also based on achievement of the unit’s business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees.  The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

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

As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their recorded carrying values.  Accordingly, we recognized $56.7 million in impairment charges to adjust the carrying values in 2001 - $26.9 million related to WSR, $25.3 million related to Mail and $4.5 million related to Exactis.

The impairment factors evaluated may change in subsequent periods, given that our business operates in a highly volatile business environment.  This could result in significant additional impairment charges in the future.

Effective January 1, 2002, we adopted SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset’’.  SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets.  SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions.  We have completed our initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

INTEREST INCOME (EXPENSE), NET. Interest income, net includes interest income from our cash and cash equivalents and short-term investments and interest expense, net related to our long term debt and capital lease obligations. Interest expense was $0.1 million and $0.2 million the three and nine month periods ended September 30, 2002.  Interest income, net was $0.1 million and $0.8 million for the three and nine month periods ended September 30, 2001.  The net decrease was due to the addition of debt as the related interest expense offset any interest income.

GAIN ON SALE OF INVESTMENTS.  The gain on sale of investments was $0.9 million and $5.0 million for the three and nine months periods ended September 30, 2001.  These gains relate to the sale of our remaining securities.

IMPAIRMENT OF INVESTMENTS.  During 2001, we wrote down certain of our investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value.   Management made an assessment of the carrying value of our cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost based investments was $0.6 million related to Media-Asia.  Management also recognized that the decline in value of our available-for-sale investments in Network Commerce and i3Moble were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively.

LOSS FROM DISCONTINUED OPERATIONS.  On August 6, 2001, we ceased funding our European subsidiaries and communicated that to 24/7 Europe NV’s Board of Directors. Management of 24/7 Europe shut down all operations. Approximately $0 and $30.5 million of the loss from discontinued operations in the three and nine month periods ended September 30, 2001, respectively, related to 24/7 Europe. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.

On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we accounted for the operations of this component as a discontinued operation. Approximately $9.7 and $21.5 million of the loss from discontinued operations in the three and nine month periods ended September 30, 2001, related to IMAKE. The consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  See footnote 3 to the Interim Consolidated Financial Statements.

DIVIDENDS ON PREFERRED STOCK.   The Series A and Series B preferred stock issued during the third quarter of 2002 accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.  The dividends start accruing on the first day in the month following original issuance; therefore, only a portion of the Series A and none of the Series B accumulated dividends in the third quarter of 2002.

PREFERRED STOCK CONVERSION DISCOUNT.  During the third quarter of 2002, we issued Series A and Series B preferred stock, which are convertible into common stock at prices of $0.20535 and $0.2066 per share, respectively.  At the time we agreed to initial terms of the transactions with the third parties, the conversion price of the preferred stock approximated the fair value of our underlying common stock.  From the time the agreements were substantially complete until the transactions closed and all contingencies were resolved (e.g. stockholder approval), the stock price increased to approximately $0.46 per share for the Series A and $0.44 per share for the Series B.  As a result of the increase in stock price, the preferred stock was issued at a substantial discount to fair market value.  In accordance with Generally Accepted Accounting Principles, the beneficial conversion feature, calculated as the difference between fair market value on the date of issuance and the conversion price, is required to be expensed immediately, however, the discount was limited to the amount of cash allocable to each of the preferred stock transactions.  Accordingly, we recorded a non-cash charge of $5.4 million for the Series A preferred stock and $1.25 million for the Series B preferred stock for a total charge of $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and cash equivalents of $10.6 million versus $7.0 million at December 31, 2001. Cash and cash equivalents are comprised of highly liquid short-term investments with maturities of three months or less.

During 2002, our liquidity increased through the receipt of $7.4 million in net proceeds from issuances of preferred stock, $3.0 million in long-term debt financing from Publigroupe, a related party, $2.4 million proceeds from the sale of non-core assets and $1.2 million in net cash acquired in the NowMarketing acquisition.  In 2001, we generated a portion of our liquidity through the sale of non-core assets and monetization of our investments primarily chinadotcom common stock, which generated approximately $16.8 million and $6.9 million in proceeds, respectively.  The debt financing and proceeds from the sale of investments were used to finance restructurings and sustain operations during periods of declining revenues.  We used approximately $9.9 million and $27.6 million of cash in operating activities during 2002 and 2001, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gain on sales of investments, gain on sale of non-core assets, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also significant decreases in accounts receivable and prepaid and other current assets which were partially offset by decreases in accounts payable and accrued expenses and deferred revenue.  As a result, our working capital position improved by $9.1 million during 2002, to a positive $1.1 million.

Net cash provided by investing activities was approximately $3.0 million in 2002 versus $23.5 million in 2001. The majority of the cash provided by investing activities during 2002 and 2001 related to proceeds received from the sale of our non-core assets and investments in 2001.  During 2002, we also received $1.2 million in cash in connection with the Now Marketing acquisition.  During 2001, as a result of divestitures of non-core assets and numerous restructurings, we had significantly scaled back our capital expenditures. As a result of the merger with Real Media and the decision to consolidate onto the Open AdStream technology platform, we had sufficient equipment to support our current ad-serving volumes and did not budget for a significant amount of capital expenditures in 2002.

The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.2 million for 2002 including salary and performance based target bonuses. These contracts, some of which were restructured in the third quarter of 2002, call for severance in the event of involuntary termination, which ranges in amount from two months to one years’ salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of November 1, 2002, there were approximately 73 employees in Europe whose annualized base salaries were approximately $3.0 million.

As of September 30, 2002, we had approximately $0.5 million remaining of cash outlay obligations relating to restructuring and exit costs. These amounts consist primarily of costs to exit contracts, which we expect to settle by December 2002.

Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services.  We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses from operations since inception and working capital deficiency as of December 31, 2001 raise substantial doubt about our ability to continue as a going concern.  Management believes that the support of our vendors, customers, stockholders, and employees, among others, continue to be key factors affecting our future success.  Moreover, management’s plans to continue as a going concern rely heavily on achieving revenue targets, raising additional financing and controlling our operating expenses.

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

With the acquisition of Real Media, Inc. in October 2001, we acquired a note payable of $4.5 million to Publigroupe, which as a result of the merger is a significant stockholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, we received cash of $1.5 million and signed a promissory note bearing interest at 6%, with interest and principal due in January 2005. We achieved certain target operating results for the three months ended March 31, 2002 and as a result, on May 13, 2002, we received another $1.5 million in exchange for a 6% three-year promissory note with interest and principal due in May 2005.

On March 21, 2001, we entered into a common stock purchase agreement with Maya Cove Holdings. The agreement gives us the ability to sell our common stock to Maya pursuant to periodic drawdowns once a Registration Statement covering these shares has been declared effective by the SEC. The draw downs would be subject to our ability to continue trading on the Nasdaq, our trading volumes and prices and our ability to comply with securities registration requirements for this type of facility. Based on current market price, we estimate the maximum potential draw down is approximately $2.0 million. To date, no amounts have been drawn under this facility. There can be no assurances that it will provide the resources necessary to fund our needs and we are continuing to evaluate other fund raising vehicles.

On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE, to Schaszberger Corporation. Under the terms of the sale, the purchase price payable to Schaszberger Corporation payable to us was up to approximately $6.5 million for the stock of IMAKE consisting of $2.0 million in the form of a 6% four year secured note due in January 2006, approximately $0.5 million in cash consideration, and a potential earn out of up to $4.0 million over the next three years based on gross revenue. Additionally, we received Series A preferred stock of Schaszberger Corp which, as of the closing date, represented 19.9% of the buyer. The note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. We have recorded the consideration received at its estimated fair value of $0.5 million for the note receivable and $1.5 million for the earnout as part of assets held for sale at December 31, 2001. In January 2002, we received the cash consideration of $0.5 million and have received monthly payments for the periods through September 2002.

On May 3, 2002, we completed the sale of certain assets related to our US email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc.  Under the terms of the sale, the purchase price payable is up to $4.5 million.  The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum quarterly payments of $50,000 and a maximum of $2.0 million, through 2005.  Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to us a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay us cash in lieu of the shares.  The consideration paid to us was determined as a result of arms-length negotiations between the buyer and us.

On July 30, 2002, we received a letter from Naviant alleging the breach of certain of our warranties with respect to the assets sold to Naviant.  Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to us.  On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to us in lieu of all future amounts that Naviant may owe us.  Naviant agreed to waive further claims with regard to the specific warranty in dispute, however, certain representations made by us under the Purchase Agreement dated as of April 30, 2002 among us, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant has the right to bring claims with respect to such representations until June 30, 2003.  As result of the settlement, we wrote off approximately $0.9 million of the remaining amount due from Naviant in the third quarter of 2002.  We received the the $1.25 million on October 4, 2002.

On July 2, 2002, we entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited (“Sunra”), a newly formed investment fund advised by Merchant’s Group International.  On July 2, 2002, Sunra purchased $1.6 million of our newly created Series A Preferred Stock, $3.4 million of our newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 8, 2002 Sunra and affiliated parties agreed to subject to stockholder approval purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million.   Upon receipt of stockholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra consummated the purchase of an additional $3.0 million of the Series A Preferred Stock (the “September 10, 2002 Series A Preferred Stock transactions”).  Each share of Series A Preferred Stock is convertible into our Common Stock at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis.  We also issued at total of 3,895,788 warrants to Sunra to purchase shares of Common Stock at an exercise price of $0.20535.  All of the warrants issued may be exercised through a cashless exercise and have a five year term.  Sunra is the beneficial owner of approximately 42,853,664 shares of our Common Stock, or approximately 42.3% of our outstanding Common Stock at September 30, 2002 on a fully diluted basis.   We also issued 400,000 warrants to Merchant’s Group International as partial payment of a placement fee and incurred transaction costs approximately $0.7 million.  The Series A Preferred Stock accrues and cumulates dividends at the rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.  Accordingly, the $50,000 cumulative dividends are reflected as “Preferred stock dividends” on the consolidated statement of operations.

Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained embedded beneficial conversion features that were required to be valued separately.  We allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis.  The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million.  The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the stockholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which was greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions.  Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions.  Therefore, we recorded a non-cash charge of $5.2 million in the third quarter of 2002, representing the number of common shares into which the September 10, 2002 Series A Preferred Stock transactions were convertible into (31,166,302 shares of Common Stock) multiplied by the effective conversion price of $0.1675 per share of Common Stock.  The total non-cash charge of $5.4 million is included in the “Preferred stock conversion discount” on the consolidated statement of operations similar to a Preferred Stock dividend.

In conjunction with the Sunra investment on July 2, 2002, four executives each agreed to modify their respective employment agreements with us to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days.  In exchange, such executives would receive, in the aggregate, approximately 2.1 million shares of our Common Stock of which the initial conversion value was based on the approximate fair market value of our Common Stock as of the date of the July 2, 2002 Sunra investment, or $0.20 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million, future severance benefits forfeited.  In addition, such executives would also receive fully-vested stock options to acquire approximately 2.1 million shares of our Common Stock with an exercise price of $0.20 per share.  The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions.  For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of our Common Stock as of the stockholder approval date on September 10,

2002.  In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Stock-Based Compensation”, this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate.  The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of our Common Stock on the shareholder approval date of $0.46 per share less the exercise price of $0.20 per share which resulted in $0.6 million of the $1.5 million charge.

In addition, the four executives also agreed to receive the Earnings Before Interest, Taxes and Amortization (“EBITA”) portion of their 2002 target bonus, if earned, in shares of our Common Stock.  The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $0.20 per share.  Accordingly, this modification to the executives’ bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of our Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002.  At September 30, 2002, management determined that is was probable that the EBITA target would be met and determined, at $0.20 per share, the bonus equates to approximately 1.35 million common shares.  Accordingly, at September 30, 2002, the four executives’ bonus awards resulted in a non-cash stock-based compensation charge of approximately $0.5 million based upon the fair market value of our Common Stock of $0.37 per share as of the end of the reporting period.  If it is determined in the fourth quarter of 2002 that the EBITA target may not be achieved and/or our common stock price declines from the $0.37 per share at September 30, 2002, the charge may be adjusted downward in the fourth quarter of 2002.

On September 19, 2002, we acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing (“Now Marketing”), a New York-based marketing services firm.  The acquisition agreement required Now Marketing’s parent, Elbit Ltd. and Gilbridge, Inc., together (“Now Marketing’s Parent”), to make a $1.25 million investment in exchange for 125,000 shares of Series B Preferred Stock.  Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs.  The Series B Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder thereof at a conversion price of $0.2066 per share, or 6,050,339 shares of Common Stock on an as-if converted basis.  The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has been initially allocated to goodwill pending final allocation of such amount during the fourth quarter of 2002.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, ‘‘Business Combinations’’ and SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’.

MARKET FOR COMPANY’S COMMON EQUITY

The shares of our common stock were previously listed on the Nasdaq National Market. Due to the low share price of our common stock, on February 14, 2002, we received a letter from Nasdaq stating that they determined that we failed to meet Nasdaq’s minimum listing requirements and as a result, our common stock could be delisted if we did not satisfy these requirements by May 15, 2002.

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

Our failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets”.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.  In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale.  Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of stockholders to sell the securities in the secondary market.

Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price.  It would also make it more difficult for us to raise additional capital.  We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE YOU DECIDE TO BUY OUR COMMON STOCK.  IF ANY OF FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS WOULD LIKELY SUFFER.  IN THIS CASE, THE PRICE OF OUR SECURITIES COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT

WE WILL NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS AND OUR RECURRING OPERATING LOSSES AND WORKING CAPITAL DEFICIENCY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our current cash may not be sufficient to meet our anticipated operating cash needs for 2003 and there can be no assurance that new funds can be secured when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. There can be no assurance that we will be able to raise additional financing to meet our cash and operational needs or reduce our operating expenses or increase revenues significantly to address this going concern issue.

Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses.

We have received a report from our independent accountants on our December 31, 2001 consolidated financial statements containing an explanatory “going concern” paragraph stating that our recurring losses from operations and working capital deficiency since inception raise substantial doubt about our ability to continue our business as a going concern. Management’s plans to continue as a going concern rely heavily on achieving revenue targets, reducing operating expenses and raising additional financing. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. These alternatives may include selling assets, which could result in changes in our business plan.

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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ SMALLCAP MARKET.

The shares of our common stock were previously listed on the Nasdaq National Market. Due low share price of our common stock, on February 14, 2002, we received a letter from Nasdaq stating that they have determined that we have failed to meet Nasdaq’s minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by May 15, 2002.

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

Our failure to meet Nasdaq’s maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets”.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities.  In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale.  Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price.  It would also make it more difficult for us to raise additional capital.  We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

HIGH VOLATILITY OF STOCK PRICE.

The market price of our common stock has fluctuated in the past and may continue to be volatile.  In addition, the stock market has experienced extreme price and volume fluctuations.  The market prices of the securities of Internet-related companies have been especially volatile.  Investors may be unable to resell their shares of our common stock at or above the purchase price. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.  Many companies in our industry have been subject to this type of litigation in the past.  We may also become involved in this type of litigation.  Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

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

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.

We have an extremely limited operating history.  You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising.  These risks include our ability to:

•              develop new relationships and maintain existing relationships with our Web sites, advertisers, and other third parties;

•              further develop and upgrade our technology;

•              respond to competitive developments;

•              implement and improve operational, financial and management information systems; and

•              attract, retain and motivate qualified employees.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future.  We incurred net losses of $14.5 million and $163.4 million for the nine months ended September 30, 2002 and 2001, respectively.  Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.  These factors include:

•              the addition of new, or loss of existing, clients;

•              changes in fees paid by advertisers and direct marketers or other clients;

•              changes in service fees payable by us to owners of Web sites or email lists, or ad serving fees payable by us to third parties;

•              the demand by advertisers, Web publishers and direct marketers for our advertising solutions;

•              the introduction of new Internet marketing services by us or our competitors;

•              variations in the levels of capital or operating expenditures and other costs relating to the maintenance or expansion of our operations, including personnel costs;

•           changes in governmental regulation of the Internet; and

•              general economic conditions.

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

A SUBSTANTIAL  AMOUNT OF OUR COMMON STOCK MAY BE SOLD IN THE PUBLIC MARKET IN THE FUTURE, WHICH  COULD CAUSE OUR STOCK PRICE TO DECLINE.

Sales of a  substantial number of shares of our common stock in the public market could  cause the market price of our common stock to decline. As of November 11, 2002,  we had an aggregate of 58,474,109 shares of common stock outstanding,  substantially all of which were freely tradable. Additionally, as of that date,  (i) our Series A and Series B preferred stock was convertible into approximately  45,008,216 shares of common stock; we have filed a preliminary registration  statement with respect to such shares, and such shares will become freely  tradable upon effectiveness of such registration statement; (ii) there were outstanding stock options to purchase approximately 12,606,149 shares of our  common stock, all of which are freely tradable, and (iii) there were outstanding  warrants to purchase approximately 8,316,200 shares of our common stock, all of  which are either freely tradable or included in the pending registration  statement.

SUNRA, ELBIT  LTD. AND PUBLIGROUPE COLLECTIVELY HOLD APPROXIMATELY 55% OF THE TOTAL  OUTSTANDING VOTING POWER OF 24/7 REAL MEDIA AND WILL LIKELY BE ABLE TO PREVENT A  CHANGE OF CONTROL AND INFLUENCE CERTAIN APPROVAL MATTERS.

 Sunra Capital Holdings Ltd. and  affiliated parties are currently the beneficial owner of 42,853,665 shares of  our common stock and control approximately 37.7% of the voting power of our  common stock.  Elbit Ltd. is  currently the beneficial owner of 8,940,271 shares of our common stock and controls  approximately 9.7% of the voting power.   Publigroupe USA Holdings is the owner of 7,745,518 shares of our common  stock and controls 7.5% of the voting power and has entered into an agreement to  vote on all matters in accordance with the recommendations of our Board of  Directors.  Additionally, the terms  of the Series A and Series B Preferred Stock, owned principally by Sunra and  Elbit, contain certain protective provisions that provide such holders an  effective veto right over certain corporate matters.

Based on  their voting power, Sunra, Elbit and Publigroupe may effectively be able to  determine the outcome of all matters requiring stockholder approval, including  the election of directors, amendment of our charter and approval of significant  corporate transactions, and will likely be in a position to prevent a change in  control of 24/7 Real Media even if the other stockholders were in favor of the  transaction.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED

Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of 24/7 Real Media's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

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

OUR FINANCIAL PERFORMANCE MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS AND TO COLLECT REVENUES.

The publicity we receive in connection with our financial performance and our measures to remedy this performance generate negative publicity, which may negatively affect our reputation and our business partners’ and other market participants’ perception of our company.  If we are unable to maintain the existing relationships and develop new ones, our revenues and collections could suffer materially.

UNCERTAINTY OF COLLECTION OF RECEIVABLES.

While we perform credit checks on all customers, our level of uncollectible receivables has been significantly affected by our advertising customers which traditionally have had limited operating histories and modest financial resources.  Additionally, many of the technology customers obtained as a result of the Real Media acquisition have similar financial histories.  Historically, out uncollectible receivables has been substantially higher than our current levels.

Furthermore, as a result of our dispositions of certain assets and businesses, our balance sheet currently reflects notes and amounts receivable of approximately $3.1 million.  The entities that owe us these monies are Internet-enabled businesses which may face significant competition and their ability to pay us these amounts in full depends to a large extent on their own successful financial performance.  In addition, these entities may require additional financing to meet their cash and operational needs; however, there can be no assurance that such funds will be available to them, to the extent needed, or on terms acceptable to the entities, it at all.  If we are unable to collect all receivables reflected on our balance sheet, we will be required to write-down our assets in future reporting periods, adversely affecting our financial results, cash flows, and financial position in the future periods.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness.  Our business would be adversely affected if the Internet advertising continues to remain soft or fails to develop in the near future.  There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than click through rates, which generally have been declining.  We cannot be certain that such standards will develop to sufficiently support Internet marketing as a significant advertising medium.  Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

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

BANNER ADVERTISING, FROM WHICH WE CURRENTLY DERIVE A SIGNIFICANT PORTION OF OUR REVENUE, MAY NOT BE AN EFFECTIVE ADVERTISING METHOD IN THE FUTURE.

A significant portion of our revenues are derived from the delivery of banner advertisements.  Online banner advertising has dramatically decreased since the middle of 2000, which could have a material adverse effect on our business.  If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we cannot assure you that we will be able to effectively make the transition to any other form of Internet advertising.  Also, there are “filter” software programs that limit or prevent advertising from being delivered to a user’s computer.  The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users’ widespread adoption of such software.  In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

We generate a significant portion of our revenues from a limited number of customers.  We expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future.  For the three months ended September 30, 2002, our top ten customers accounted for approximately 21.6% of our total revenues.  Customers typically purchase advertising or services under agreements on a short-term basis.  Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts.  We cannot be certain that current customers will continue to purchase advertising or services from us or that we will be able to attract additional customers successfully, or that customers will make timely payment of amounts due to us.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.  Our business, results of operations and financial condition would be materially adversely affected by the loss of one or more of our customers that account for a significant portion of our revenue.

WE HAVE GROWN OUR BUSINESS THROUGH ACQUISITION.

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired thirteen more companies.  In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force.  This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations.  We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including:

•              the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

•              the diversion of management’s attention from other business concerns;

•              the availability of favorable acquisition financing for future acquisitions; and

•              the potential loss of key employees of any acquired business.

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

OUR REVENUES ARE SUBJECT TO SEASONAL FLUCTUATIONS.

Our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter each year.  Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver.  Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.  Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers’ spending priorities or budget cycles or extend our sales cycle.  Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION.

Open AdStream is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution.  We launched Open AdStream Central and Network in mid-2001, and we must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions.  This development effort could fail technologically or could take more time than expected.  Our Open AdStream technology resides on a computer system located in our data centers housed by Exodus Communications.  These systems’ continuing and uninterrupted performance is critical to our success.  Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer.  Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and make goods, thereby reducing revenue.  Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers.  To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.  Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events.  In addition, interruptions in our solutions could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require.  Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions.  Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH.

The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase.  Our failure to successfully compete may hinder our growth.  We believe that our ability to compete depends upon many factors both within and beyond our control, including:

•              the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

•              changing demands regarding customer service and support;

•              shifts in sales and marketing efforts by us and our competitors; and

•              the ease of use, performance, price and reliability of our services and products.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.  We cannot be certain that we will be able to successfully compete against current or future competitors.  In addition, the Internet must compete for a share of advertisers’ total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising.  To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing, which could limit the growth of Internet marketing.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users.  In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe.  The effectiveness of our Open AdStream technology could be limited by any regulation limiting the collection or use of information regarding Internet users.  Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business.  In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation.  The Network Advertising Initiative, or NAI, of which 24/7 Real Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing.  These principles were recently endorsed by the Federal Trade Commission, and are in the process of being adopted by the NAI companies.  The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through our services, in the direct marketing industry follow.  We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals.  These laws include the Children’s Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information.  Although our compliance with the DMA’s guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that the DMA will not adopt additional, more burdensome guidelines or that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

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

OUR INTERNATIONAL OPERATIONS MAY POSE LEGAL AND CULTURAL CHALLENGES.

We have operations in a number of international markets, including Canada and Europe.  To date, we have limited experience in marketing, selling and distributing our solutions internationally.   International operations are subject to other risks, including changes in regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, general import/export restrictions relating to encryption technology and/or privacy, difficulties and costs of staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates; and seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

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

We may be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in the 24/7 Network.  Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights.  In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.  Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms.

INTELLECTUAL PROPERTY LIABILITY.

We may be liable for content available or posted on the Web sites of our publishers.  We may be liable to third parties for content in the advertising we serve if the music, artwork, text or other content involved violates the copyright, trademark or other intellectual property rights of such third parties or if the content is defamatory.  Any claims or counterclaims could be time consuming, result in costly litigation or divert management’s attention.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of “cookies” and data collection may limit our ability to develop user profiles.  Web sites typically place small files of information commonly known as “cookies” on a user’s hard drive, generally without the user’s knowledge or consent.  Cookie information is passed to the Web site through the Internet user’s browser software.  Our Open AdStream technology targets advertising to users through the use of identifying data, or “cookies” and other non-personally-identifying information.  Open AdStream enables the use of cookies to deliver targeted advertising and to limit the frequency with which an advertisement is shown to the user.  Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so.  Users can also delete cookies from their hard drive at any time.  Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies.  Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities.  Recently, Microsoft Corporation changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies.  Giving users the option to decline such cookies could result in a reduction of the number of Internet users we are capable of profiling anonymously.  Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

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

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE.

The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands.  Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers’ changing demands.  We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions.  In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance.  Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY.

Some of the provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately:

•              discourage potential acquisition proposals;

•              delay or prevent a change in control;

•              impede the ability of our stockholders to change the composition of our board of directors in any one year; and

•              limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in meeting its stated goals under all potential future conditions, regardless of how remote.

(b)  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders on September 10,  2002, we submitted five proposals to a vote of our stockholders through a proxy  solicitation.  The results of the  voting at the Annual Meeting were as follows:

Proposal	Affirmative Votes	Votes Against	Shares Withheld	Broker Non-votes

Election of David J. Moore as a Class I Director	49,049,779	1,154,100	0	0

Election of Richard Burns as a Class I Director	37,804,585	82,900	0	0

Conversion of the Company’s outstanding Series A-1 Preferred stock and issuance of additional shares of Series A Preferred Stock	15,809,119	631,005	409,106	25,780,602

Authorization of Board of Directors to amend the certificate of incorporation to effect a reverse split of the Company’s common stock at specified ratios.	47,422,190	2,785,734	40,955	0

Adoption of the 2002 Stock Incentive Plan	46,826,623	2,109,318	1,312,938	0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K.

Report on Form 8-K dated July 3, 2002 (file no. 1-14355).  The report contained information regarding the purchase of Series A and Series A-1 convertible preferred stock by Sunra Capital Holdings Limited.

Report on Form 8-K/A dated July 12, 2002 (file no. 1-14355).  The report contained updated information regarding the purchase of Series A and Series A-1 convertible preferred stock by Sunra Capital Holdings Limited.

Report on Form 8-K dated August 13, 2002 (file no. 1-14355).  The report contained information regarding an additional $3.0 million purchase of Series A convertible preferred stock by Sunra Capital Holdings Limited.

Report on Form 8-K dated August 14, 2002 (file no. 1-14355).  The report contained the certification of the second quarter results by the Company’s Chief Executive Officer and Chief Financial Officer.

Item 7.  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date:  November 14, 2002

By:	/s/ David J. Moor e
David J. Moore
Chairman and Chief Executive Officer

By:	/s/ Norman M. Blashka
Norman M. Blashka
EVP and Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Moore, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of 24/7 Real Media, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/
David J. Moore

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Norman M. Blashka, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of 24/7 Real Media, Inc.;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/
Norman M. Blashka