Form 10-K/A
period 2001-12-31
24/7 REAL MEDIA INC
filed 2003-01-24
CIK 1062195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

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

                                     PART I

ITEM 1. BUSINESS OF THE REGISTRANT

OVERVIEW

    24/7 Real Media provides marketing solutions to the digital advertising industry. Through its comprehensive suite of online marketing and technologies services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution. Our business is organized into two principal lines of business:

    - Technology Solutions: Open Adstream, our proprietary advertising delivery and management suite, was developed by Real Media, which was subsequently acquired by 24/7 Media on October 30, 2001. 24/7 Real Media also partners with other companies to offer complementary plug-ins and modules. Through a global sales force and account management team, both local and centrally-served solutions are offered to Web sites, ad networks, ad agencies, and advertisers; and

    - Integrated Media Solutions: 24/7 Real Media connects advertisers to high-quality audiences through four products: (i) the 24/7 Network of Web sites; (ii) permission based email databases; (iii) a comprehensive promotions suite; and (iv) a search engine results listings service.

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

    24/7 Real Media emerged from its merger as one of the only remaining companies providing both integrated technology and media solutions to third party web publishers and advertisers. For clients and partners of 24/7 Real Media, the combination of Real Media's proprietary Open AdStream-TM- technology and 24/7 Media's comprehensive suite of media offerings generates revenues for Web sites, helps advertisers reach specific audiences, and enables the Company to serve more as a partner rather than a mere intermediary. The merger also created cost synergies for the Company through the rationalization of technology platforms, elimination of redundant personnel, and consolidation of facilities. 24/7 Real Media now seeks to drive revenue growth through cross-selling product lines.

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

    24/7 Real Media has a complete suite of distinct Open AdStream products created to suit the individual needs of Internet advertisers and publishers. Basing each product on the standard OpenAdstream software code provides 24/7 Real Media with cost-effective ways to leverage OpenAdstream. For example, it only takes one group of personnel to maintain and support several different OpenAdstream products. Customers also benefit by being able to migrate between OpenAdstream products with minimal cost, labor, and downtime.

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


    OAD has been sold in Europe since May-2001 and is expected to be available in North America in February 2003. Revenue generated from this product is based on specified pricing dependent upon usage levels.


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

    In Canada, we provide advertising sales and delivery services and related functions to English and French language Web sites.

    In Europe, we provide advertising sales and delivery services and related functions to Web sites. The network currently covers France, Germany and the U.K.

CHANNELS ON THE 24/7 NETWORK


    The Network consists of quality Web sites in key content areas via content channels including:



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

24/7 MAIL PRODUCTS


    - LIST MANAGEMENT. We manage email lists from a diverse range of third-party Web sites. When a user consents to receive email or other marketing information through one of these Web site clients, the user's email address is added to a separate permission-based database which is housed and managed by us. However, the Web site from which the email address was derived continues to be the owner of these addresses.

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


    On or around May 7, 2001, the Company terminated several employees of its wholly-owned subsidiary, Website Results, Inc. ("WSR"), including certain management level employees who had been shareholders of the Company. On September 25, 2001, the Company and the former principal stockholders of WSR (which the Company acquired in August 2000) entered into a settlement and mutual general release (the "Settlement"). The Settlement rescinded all prior agreements and amendments of the purchase agreement and called for the former principal stockholders (i) to return approximately 3.3 million shares of outstanding stock held by them, (ii) forfeit their rights to the potential earn out of another 1.9 million shares and, $1.5 million in cash payments and
(iii) transfer certain strategic assets and agreements in exchange for $275,000 in cash and forgiveness of remaining indebtedness incurred by WSR on behalf of these individuals prior to the Company's acquisition of WSR in an aggregate amount of $303,000. These former stockholders disputed their obligation to pay the Company the indebtedness owed, and the Compamy waived any claim to repayment as part of the overall settlement.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    24/7 Real Media provides marketing solutions to the digital advertising industry. Through its comprehensive suite of online marketing and technologies services, 24/7 Real Media connects media buyers and media sellers across multiple digital platforms and works closely with individual clients to develop a comprehensive, customized, value-enhancing solution. Our business is organized into two principal lines of business:


    - Integrated Media Solutions: 24/7 Real Media connects advertisers to high-quality audiences through four products: (i) the 24/7 Network of Web sites; (ii) permission based email databases; (iii) a comprehensive promotions suite; and (iv) a search engine results listings service.

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

    The core elements of our business that remain are:

    - Open Adstream ad serving technology;

    - The 24/7 Network;

    - 24/7 Mail;

    - 24/7 iPromotions; and

    - 24/7 Website Results.


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

    Our current cash may not be sufficient to meet our anticipated operating cash needs for 2002 and we may not be able to secure new funds when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. We may not be able to raise additional financing to meet our cash and operational needs or reduce our operating expenses or increase revenues significantly to address this going concern issue.

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

    We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, we may not be able to secure financing on terms attractive to us, or at all. Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially adversely effected.

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

    If the Company's stock price remains below $1.00 through May 15, 2002, the Company will again have to consider steps to regain compliance with Nasdaq requirements, which may include a reverse stock split or a transition to the Nasdaq SmallCap Market, in which case we would have at least 90 days' additional time and up to 270 days, additional time if our stockholders'equity meets certain requirements to regain compliance with the $1.00 bid price requirement. We may not be able to maintain our listing on the Nasdaq in the future.

    Our failure to meet Nasdaq's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

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

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

    We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $199.6 million and $779.9 million for the 12 months ended December 31, 2001 and 2000, respectively. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

    Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions. Demand for its new solutions may not emerge or become sustainable.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

    The Internet as a marketing medium has not been in existence for a sufficient period of time to demostrate its effectiveness. The necessary standards may not develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline. Our business would be adversely affected if the Internet advertising market continues to remain soft or fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than clickthrough rates, which are the frequency with which Internet users click on banner advertisements displayed to them, which generally have been declining as users become more familiar with the Internet and online advertising. If advertisers determine the banner advertising is an ineffective or unattractive advertising medium, we may not be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.

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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.

    We generate a significant portion of our revenues from a limited number of customers. Although no single customer generates more than 10% of our revenue, we expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Our largest customers are advertisers who operate under a large number of short-term insertion orders to purchase advertising on our Web site network or search engine results business. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. Also, current customers may not continue to purchase advertising or services from us, and we may not be able to attract additional customers successfully, and customers may not make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.

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

    Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. We may not be able to successfully compete against current or future competitors. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing, which could limit the growth of Internet marketing.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS AND OTHER INDIVIDUALS COULD HARM OUR BUSINESS.

    The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our Open Adstream technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which 24/7 Real Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. These principles were recently endorsed by the Federal Trade Commission, and are in the process of being adopted by the NAI companies. The Direct Marketing Association, or DMA, the leading trade association of direct marketers, has adopted guidelines regarding the fair use of this information which it recommends participants, such as us, through our services, in the direct marketing industry follow. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with the DMA's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, the DMA may adopt additional, more burdensome guidelines or additional, more burdensome federal or state laws or regulations (including antitrust and consumer privacy laws) may be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS OUR BUSINESS WILL BE ADVERSELY EFFECTED.

    Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer. The loss of the services of one or more of these persons could materially adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. Competition for such personnel in the Internet industry is intense, and we may not be able to retain our key personnel or attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

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

DEPENDENCE ON PROPRIETARY RIGHTS AND RISK OF INFRINGEMENT.

    Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have received two patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. Our patent applications or trademark applications may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

    We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

    We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. Our proprietary rights may not be of value in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

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

    If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that contribute data to our databases. This could have a material adverse effect on our financial condition. In addition, we are developing our database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses. In the future, individuals or entities may claim that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, the laws governing our ability to do so may change. Furthermore, trade secret, copyright or other intellectual property protection may not continue to be available for our databases and any statutory or common law protection that is or becomes available for databases may not enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business.

WE MAY HAVE TO CHANGE OUR BUSINESS PLANS BASED UPON CHANGES IN INFORMATION COLLECTION PRACTICES.

    There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. We are working with industry groups, such as the NAI and the Online Privacy Alliance, to establish such standards with the U.S. government regarding the merger of online and offline consumer information. We may not be successful in establishing industry standards acceptable to the U.S. government or the various state governments and any standards that are so established may require material changes to our business plans. Furthermore, our business plans, or any U.S. industry standards that are established, may not be acceptable to non-U.S. governments and may not conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or their attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, our products and business practices may not gain market acceptance, even if they do conform to industry standards.

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

DEPENDENCE ON THE WEB INFRASTRUCTURE.

    Our success will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products such as high speed modems, for providing reliable Web access and services and improved content. The Web infrastructure may not continue to effectively support the demands placed on it as the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to spend considerable amounts to adapt our solutions accordingly. Furthermore, the Web has experienced a variety of outages and other delays due to damage to portions of its infrastructure. Such outages and delays could impact the clients using our solutions and the level of user traffic on Web sites on our networks.

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
                                                    ==========

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                 WEIGHTED
RANGE OF                                         AVERAGE                WEIGHTED                              WEIGHTED
EXERCISE                     NUMBER             REMAINING           AVERAGE EXERCISE        NUMBER            AVERAGE
PRICES                     OUTSTANDING       CONTRACTUAL LIFE            PRICE            EXERCISABLE      EXERCISE PRICE
--------                   -----------      ------------------      ----------------      -----------      --------------
$0.12-0.21.......            170,750           9.6    years            $   0.16                7,000           $ 0.17
0.22-0.42........             53,130           5.9                         0.36                7,630             0.40
0.43-1.00........          1,945,547           5.0                         0.53            1,326,663             0.53
1.01-2.00........            485,923           7.2                         1.62              457,649             1.62
2.01-5.00........             81,264           4.8                         4.08               59,808             4.01
5.01-10.00.......             65,658           4.8                         6.20               47,979             6.25
10.01-20.00......            519,433           5.0                        14.19              231,572            14.41
20.01-63.94......            944,705           4.1                        36.87              549,208            36.96
                            ---------         -----                      ------            ---------           ------
                            4,266,410           4.9                      $10.50            2,687,509           $ 9.54
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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on January 24, 2003.



                                                       24/7 REAL MEDIA, INC.

                                                       By:              /s/ DAVID J. MOORE
                                                            -----------------------------------------
                                                                          David J. Moore
                                                                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below on January 24, 2003 by the following persons in the capacities indicated:



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

                          *
     -------------------------------------------       Director
                   Phillip Gerbert

                          *
     -------------------------------------------       Director
                  Robert J. Perkins

                          *
     -------------------------------------------       Director
                    Arnie Semsky

                      SIGNATURE                                   TITLE
                      ---------                                   -----
                         *
     -------------------------------------------       Director
                  Moritz F. Wuttke

                /s/ NORMAN M. BLASHKA                  Executive Vice President
     -------------------------------------------         and Chief Financial
                  Norma M. Blashka                       Officer
                                                        (principal financial
                                                         and accounting officer)

                  /s/ MARK E. MORAN                    Executive Vice President,
     -------------------------------------------         General Counsel and
                    Mark E. Moran                        Secretary
                  Attorney-in-fact


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

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Moore, certify that:

       1. I have reviewed this annual report on Form 10-K/A of 24/7 Real Media, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003



                                       /s/ David J. Moore
                                       ------------------------------------
                                       David J. Moore
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Norman M. Blashka, certify that:

       1. I have reviewed this annual report on Form 10-K/A of 24/7 Real Media, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 24, 2003



                                           /s/ Norman M. Blashka
                                           -------------------------------
                                           Norman M. Blashka
                                           EVP and Chief Financial Officer
                                           (principal financial and
                                           accounting officer)