Form 10-Q/A
period 2002-09-30
24/7 REAL MEDIA INC
filed 2003-01-24
CIK 1062195

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

================================================================================

                                                           [GRAPHIC OMITTED]

                              24/7 REAL MEDIA, INC.
                               SEPTEMBER 30, 2002
                                    FORM 10-Q
                                      INDEX

Part I.  Financial Information
         Item 1.   Consolidated Financial Statements
                   Consolidated Balance Sheets as of September 30, 2002
                     (unaudited) and December 31, 2001
                   Consolidated Statements of Cash Flows for the nine month
                     periods ended September 30, 2002 and 2001 (unaudited)
         Notes to Unaudited Interim Consolidated Financial Statements
         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
         Item 3.   Quantitative and Qualitative Disclosure about
                     Market Risk
         Item 4.   Controls and Procedures
Part II. Other Information
         Item 1.   Legal Proceedings
         Item 2.   Changes in Securities and Use of Proceeds
         Item 3.   Defaults Upon Senior Securities
         Item 5.   Other Information
         Item 6.   Exhibits and Reports on Form 8-K
         Item 7.   Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              24/7 REAL MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                    2002           2001
                                                                                                -----------     -----------
                                                                                                (UNAUDITED)   (NOTES 1 AND 3)
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                                     $    10,625     $     6,974
  Restricted cash                                                                                        --           1,500
  Accounts receivable, less allowances of $1,232 and $2,493, respectively                             6,742           9,623
  Notes and amounts receivable from dispositions                                                      1,775              --
  Net current assets of discontinued operation                                                           --           1,546
  Prepaid expenses and other current assets                                                           1,285           1,931
                                                                                                -----------     -----------
     Total current assets                                                                            20,427          21,574

Property and equipment, net                                                                           4,081           6,308
Intangible assets, net                                                                               10,675          14,518
Notes and amounts receivable from dispositions                                                        1,331              --
Net long-term assets of discontinued operation                                                           --           1,136
Receivable from related party                                                                            --             600
Other assets                                                                                            711           1,452
                                                                                                -----------     -----------
     Total assets                                                                               $    37,225     $    45,588
                                                                                                ===========     ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                              $     6,755     $     8,781
  Accrued liabilities                                                                                 9,489          15,750
  Net current liabilities of discontinued operations                                                     --             244
  Current installments of obligations under capital leases                                               50              42
  Deferred revenue                                                                                    2,971           2,422
  Deferred gain on sale of subsidiary                                                                    87           2,308
                                                                                                -----------     -----------

     Total current liabilities                                                                       19,352          29,547

Obligations under capital leases, excluding current installments                                         74             112
Loan payable - related party, including interest                                                      7,779           4,534
Other long-term liabilities                                                                             455             522
Minority interest                                                                                        21              21

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized 925,000 and 0 shares issued
     and outstanding, respectively                                                                        9              --
   Common stock, $.01 par value; 140,000,000 shares authorized; 58,474,109 and 49,532,127
     shares issued and outstanding, respectively                                                        585             495
   Additional paid-in capital                                                                     1,082,938       1,070,403
   Deferred stock compensation                                                                         (298)           (670)
   Accumulated other comprehensive income (loss)                                                         84             (62)
   Accumulated deficit                                                                           (1,073,774)     (1,059,314)
                                                                                                -----------     -----------
     Total stockholders' equity                                                                       9,544          10,852
                                                                                                -----------     -----------

     Total liabilities and stockholders' equity                                                 $    37,225     $    45,588
                                                                                                ===========     ===========

                   See accompanying notes to unaudited interim
                       consolidated financial statements.

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXPECT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------     ------------     ------------     ------------
                                                                     (UNAUDITED)                       (UNAUDITED)
Revenues:
  Integrated media solutions                                $      6,379     $      7,039     $     21,224     $     28,269
  Technology solutions                                             3,340               --            9,825            8,062
                                                            ------------     ------------     ------------     ------------
     Total revenues                                                9,719            7,039           31,049           36,331
                                                            ------------     ------------     ------------     ------------
Cost of revenues:
  Integrated media solutions                                       4,334            7,495           14,435           24,814
  Technology solutions (exclusive of $0, $0, $7 and $0,
     respectively, reported below as stock-based
     compensation)                                                   847               --            2,586            2,145
                                                            ------------     ------------     ------------     ------------
     Total cost of revenues                                        5,181            7,495           17,021           26,959
                                                            ------------     ------------     ------------     ------------

     Gross profit                                                  4,538             (456)          14,028            9,372
                                                            ------------     ------------     ------------     ------------
Operating expenses:
  Sales and marketing (exclusive of $13, $27, $68 and
     $471, respectively, reported below as stock-based
     compensation)                                                 3,178            3,353            9,456           15,693
  General and administrative (exclusive of $2,169, $140,
     $2,484 and $1,081, respectively, reported below as
     stock-based compensation)                                     3,509            5,158           10,954           27,838
  Product technology (exclusive of $8, $27, $50 and
     ($76), respectively, reported below as stock-based
     compensation)                                                   807            1,370            3,251            9,601
  Amortization of goodwill and intangible assets                     466            2,196            1,475           12,557
  Stock-based compensation                                         2,190              194            2,609            1,476
  Restructuring costs                                                 --              521               --              952
  Loss (gain) on sale of non-core assets, net                        856             (647)             550           (1,529)
  Impairment of intangible assets                                     --            9,600               --           56,707
                                                            ------------     ------------     ------------     ------------

     Total operating expenses                                     11,006           21,745           28,295          123,295
                                                            ------------     ------------     ------------     ------------

     Loss from operations                                         (6,468)         (22,201)         (14,267)        (113,923)

Interest income (expense), net                                       (85)             135             (193)             750
Gain on sale of investments, net                                      --              882               --            4,985
Impairment of investments                                             --               --               --           (3,089)
                                                            ------------     ------------     ------------     ------------

Loss from continuing operations                                   (6,553)         (21,184)         (14,460)        (111,277)
Loss from discontinued operations                                     --           (9,669)              --          (52,086)
                                                            ------------     ------------     ------------     ------------
Net loss                                                          (6,553)         (30,853)         (14,460)        (163,363)

Dividends on preferred stock                                         (50)              --              (50)              --
Preferred stock conversion discount                               (6,628)              --           (6,628)              --
                                                            ------------     ------------     ------------     ------------

Net loss attributable to common stockholders                $    (13,231)    $    (30,853)    $    (21,138)    $   (163,363)
                                                            ============     ============     ============     ============

Loss per common share - basic and diluted
Loss from continuing operations                             $      (0.12)    $      (0.48)    $      (0.28)    $      (2.55)
Loss from discontinued operations                                     --            (0.22)              --            (1.19)
Preferred stock dividends and conversion discount                                                    (0.13)           (0.13)
                                                            ------------     ------------     ------------     ------------
Net loss attributable to common stockholders                $      (0.25)    $      (0.70)    $      (0.41)    $      (3.74)
                                                            ============     ============     ============     ============

Weighted average shares outstanding                           52,540,206       44,363,935       51,051,525       43,630,239
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

                              24/7 REAL MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                -----------------------
                                                                                                  2002          2001
                                                                                                ---------     ---------
                                                                                               (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
Net loss                                                                                        $ (14,460)    $(163,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations                                                                      --        52,086
Depreciation and amortization                                                                       2,881        10,058
Provision for doubtful accounts and sales reserves                                                   (162)       (5,303)
Amortization of goodwill and other intangible assets                                                1,475        12,557
Non-cash compensation                                                                               2,609         1,476
Gain on sale of investments, net                                                                       --        (4,985)
Loss (gain) on sale of non-core assets, net                                                           550        (1,529)
Common stock issued for services                                                                       47            --
Warrants issued for services                                                                           --           100
Impairment of investments                                                                              --         3,089
Impairment of intangible assets                                                                        --        56,707
Non-cash restructuring costs                                                                           --          (549)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
   Accounts receivable                                                                              3,066        30,012
   Prepaid assets and other current assets                                                            748           826
   Other assets                                                                                       690         2,556
   Accounts payable, accrued and other liabilities                                                 (7,905)      (19,796)
   Deferred revenue                                                                                   549        (1,518)
                                                                                                ---------     ---------
     Net cash used in operating activities                                                         (9,912)      (27,576)
                                                                                                ---------     ---------

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses                                              2,416        16,807
Cash acquired from acquistion of Now Marketing, net                                                 1,190            --
Proceeds from sale of investments                                                                      --         6,858
Capital expenditures, including capitalized software                                                 (587)         (185)
                                                                                                ---------     ---------
     Net cash provided by investing activities                                                      3,019        23,480
                                                                                                ---------     ---------

Cash flows from financing activities:
Proceed from issuance of Series A preferred stock and warrants, net                                 7,355            --
Proceeds from issuance of loan payable - related party                                              3,000            --
Proceeds from exercise of stock options                                                                73            12
Payment of capital lease obligations                                                                  (30)          (88)
Cash paid in settlement for treasury stock                                                             --          (275)
                                                                                                ---------     ---------
     Net cash provided by (used in) financing activities                                           10,398          (351)
                                                                                                ---------     ---------
     Net change in cash and cash equivalents                                                        3,505        (4,447)
Effect of foreign currency on cash                                                                    146            36
Cash used by discontinued operations                                                                   --       (13,905)
Cash and cash equivalents at beginning of period                                                    6,974        25,653
                                                                                                ---------     ---------
Cash and cash equivalents at end of period                                                      $  10,625     $   7,337
                                                                                                =========     =========

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


       o Integrated Media Solutions connects advertisers to audiences through three products: (i) the 24/7 Network of Web sites; (ii) promotions; and (iii) a search engine results listing service. The Company also acts as a broker for permission based email lists.

       o Technology Solutions, through Open AdStream, the Company's proprietary technology, provides advertising delivery and management.

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

FACTORS AFFECTING COMPARABILITY OF 2002 AND 2001

On October 30, 2001, the Company acquired Real Media, Inc. The merger created cost synergies for the combined company, one of which was to focus on Real Media's proprietary Open AdStream technology and abandon the existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open AdStream platform began in December 2001 and was completed in February 2002, resulting in the elimination of redundant personnel and operating costs associated with having two ad serving platforms. Throughout 2001 and into 2002, in accordance with its business plan, the Company divested or discontinued many non-core assets and operations, including:

       o In May 2001, the Company completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

       o In May 2001, the Company completed the sale of Exactis, an email service bureau.

       o In August 2001, the operations of 24/7 Europe were shut down and the consolidated financial statements have been revised to reflect this international segment as a discontinued operation.

       o In January 2002, the Company completed the sale of its IMAKE subsidiary. The financial statements of prior periods have been revised to reflect the disposition of IMAKE as a discontinued operation.

       o In May 2002, the Company completed the sale of certain assets related to the US email management product.

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

On September 19, 2002, the Company acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing (see note 2) that did not have a material impact on the Company's results of operation for the third quarter of 2002.

ORGANIZATION AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

INTERIM RESULTS

The consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared by 24/7 Real Media and are unaudited. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of the Company's operations and cash flows for the interim periods ended September 30, 2002 and 2001. The financial data and other information disclosed in these notes to the consolidated results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

In addition, the Company revised the 2001 financial statement information included in this Form 10-Q in order to reflect the January 2002 sale of IMAKE as a discontinued operation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see note 3).

It is suggested that these unaudited consolidated financial statements be read in conjunction with our revised audited consolidated financial statements and notes thereto for the year ended December 31, 2001 as included in the Company's report on Form 8-K dated October 15, 2002 which reflects the sale of IMAKE as a discontinued operation.

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

CAPITALIZED SOFTWARE

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", the Company capitalizes internal production costs for software upon reaching technological feasibility. As of September 30, 2002, the Company capitalized approximately $0.3 million in connection with the Open Advertiser ad-serving product. Depreciation will be on the straight-line method over the estimated useful life of the software, or 4 years and begin when the product is available for general release, which is expected in the fourth quarter of 2002.

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

LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the periods ended September 30, 2002 and 2001 does not include the effects of options to purchase 12.6 million and 7.3 million shares of common stock, respectively; 8.3 million and 3.0 million common stock warrants; 32,000 and 0.1 million shares of unvested restricted stock, respectively, and in 2002, 45.0 million shares from convertible preferred stock on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Forces ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

(2)  BUSINESS COMBINATIONS

ACQUISITION OF REAL MEDIA

On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares of the Company's common stock, valued at $2.2 million, equal to 19.9 percent of the Company's common stock prior to the merger. The total purchase price of $6.4 million also included acquisition and transaction costs of $0.9 million and assumption of $3.3 million in net liabilities. The merger created opportunities for cost reductions for the combined Company, a significant portion of which resulted from the Company's decision to fully adopt Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing ad-serving technology, 24/7 Connect. Other cost reductions were achieved through the elimination of redundant personnel, renegotiating affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on the Real Media and 24/7 Media brand names. The purchase price in excess of the fair value of net tangible assets and liabilities acquired of $6.4 million has been allocated $3.5 million to acquired technology, $0.5 million to trade name and $2.4 million to goodwill. The acquired technology and trade name are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized.

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

The net liabilities acquired consist of the following:

        ASSET/LIABILITY                                AMOUNT
        ---------------                                ------
        Cash                                         $    6,343
        Accounts receivable                               6,405
        Fixed assets                                      2,248
        Receivable--Publigroupe                             600
        Other assets                                      1,411
        Accounts payable and accrued liabilities        (13,550)
        Deferred revenue                                 (2,249)
        Note payable--Publigroupe                        (4,500)
                                                     ----------
                                                     $   (3,292)
                                                     ==========

ACQUISITION OF NOW MARKETING

On September 19, 2002, the Company acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing ("Now Marketing"), a New York-based marketing services firm. The acquisition agreement required Now Marketing's parent, Elbit Ltd. and Gilbridge, Inc., together ("Now Marketing's Parent"), to make a $1.25 million investment in exchange for 125,000 shares of Series B Preferred Stock. Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs. The Series B Preferred Stock is convertible into shares of Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share, or 6,050,339 shares of Common Stock on an as-if converted basis.

Substantially all of the initial terms of the agreement were reached when the price of the Company's Common Stock approximated the conversion price of $0.2066 per share of Common Stock. By the time the transaction closed on September 19, 2002 and the terms were agreed to and announced to the public, the price of the Company's Common Stock rose to $0.44 per share. Accordingly, the 125,000 shares of Series B Preferred Stock issued in connection with Now Marketing's Parent's $1.25 million investment contained an embedded beneficial conversion feature which was required to be valued separately as of the date of the business combination. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $0.2066 per share of Common Stock and the fair value of the Common Stock into which the Series B Preferred Stock was convertible into on the closing date of $0.44 per share, or an intrinsic value of approximately $0.23 per share, however, the amount of the discount was limited to the amount of cash acquired that was allocable to the Series B Preferred Stock. Therefore, the Company recorded a non-cash charge of $1.25 million in the third quarter of 2002, representing the number of common shares into which the Series B Preferred Stock is convertible (6,050,339 shares of Common Stock) multiplied by the conversion price of $0.2066 per share of Common Stock. The non-cash charge of $1.25 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations in a manner similar to a Preferred Stock dividend.

The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has initially been allocated to goodwill pending a final allocation of such amount during the fourth quarter of 2002. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

The net assets acquired consist of the following:

        ASSET/LIABILITY                                AMOUNT
        ---------------                                ------
        Cash                                          $  1,250
        Accounts receivable                                 23
        Fixed assets                                        85
        Accrued liabilities                                (18)
                                                      --------
                                                      $  1,340
                                                      ========

The following unaudited pro forma consolidated amounts give effect to the Company's acquisition of Real Media and Now Marketing accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three and nine month periods ended September 30, 2002 and 2001.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     -----------------------     -----------------------
                                                       2002          2001          2002          2001
                                                     ---------     ---------     ---------     ---------
                                                        (IN THOUSAND, EXCEPT SHARE AND PER SHARE DATA)
Total revenues                                       $   9,730     $  15,046     $  31,529     $  60,352
Loss from continuing operations                         (7,090)      (28,650)      (23,697)     (133,676)
Loss from discontinued operations                           --        (9,669)           --       (52,086)
Dividends on preferred stock                               (50)           --           (50)           --
Preferred stock conversion discount                     (6,628)           --        (6,628)           --
                                                     ---------     ---------     ---------     ---------
Net loss available to common stockholders            $ (13,768)    $ (38,319)    $ (30,375)    $(185,762)
                                                     =========     =========     =========     =========

Loss per common share - basic and diluted
Loss from continuing operations                      $   (0.13)    $   (0.51)    $   (0.43)    $   (2.39)
Loss from discontinued operations                           --         (0.17)           --         (0.93)
Preferred stock dividends and conversion discount        (0.13)           --         (0.13)           --
                                                     ---------     ---------     ---------     ---------
Net loss available to common stockholders            $   (0.26)    $   (0.68)    $   (0.56)    $   (3.32)
                                                     =========     =========     =========     =========

----------
(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and nine month periods ended September 30, 2001 includes the 8,216,868 and 4,100,000 common shares issued for Real Media and Now Marketing, respectively, as if the shares were issued on January 1, 2001.

(3)  DISCONTINUED OPERATIONS

EUROPE

On August 6, 2001, the Company ceased funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of Directors. Subsequently, management of 24/7

Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. During the second quarter of 2001, the Company reduced the carrying value of the net assets of the European operations to zero. The write down included $12.3 million in impairment charges related to goodwill and other intangible assets, which was included in loss from discontinued operations in the second quarter of 2001 statements of operations.

                STATEMENT OF OPERATIONS DATA

                                          NINE MONTHS ENDED
                                          SEPTEMBER 30, 2001
                                          ------------------
                Revenue                     $   10,555
                Net loss                       (30,540)

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

Summarized financial information for the discontinued operations is as follows (in thousands):

         STATEMENT OF OPERATIONS DATA
                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                        ------------------    ------------------
         Revenue                             $  1,271              $  4,728
         Net loss                              (9,669)              (21,546)

         BALANCE SHEET DATA
                                                               DECEMBER 31, 2001
                                                               -----------------
         Current assets                                            $  1,546
         Long-term assets                                             1,136
                                                                   --------
         Total assets                                                 2,682
                                                                   ========
         Current liabilities                                       $   (244)
                                                                   ========

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

On July 30, 2002, the Company received a letter from Naviant alleging a breach of that certain of the Company's warranties regarding the assets. Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to the Company. On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to the Company in lieu of all future amounts due to the Company. Naviant agreed to waive further claims with regard to the specific warranty in dispute, however, certain representations made by the Company under the Purchase Agreement dated as of April 30, 2002 among the Company, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant may have the right to bring claims with respect to such representations until June 30, 2003. As a result of the settlement, the Company wrote off approximately $0.9 million remaining amount due from Naviant in the third quarter of 2002. The $1.25 million settlement amount is included in the current portion of notes and amounts receivable from dispositions at September 30, 2002 and was received by the Company on October 4, 2002.

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

                                               SEPTEMBER 30,  DECEMBER 31,     ESTIMATED
                                                   2002           2001        USEFUL LIVES
                                               ------------   -----------     ------------
                                                     (IN THOUSANDS)
Unamortized intangible assets
   Goodwill(1)(2)                                $  5,949       $  7,901

Amortized Intangible assets with finite lives
   Technology                                       6,005          6,001            4
   Assembled Workforce(2)                              --            730            2
   Trademark                                          500            500            4
                                                 --------       --------
                                                    6,505          7,231
   Less accumulated amortization                   (1,779)          (614)
                                                 --------       --------
                                                    4,726          6,617
                                                 --------       --------
Total                                            $ 10,675       $ 14,518
                                                 ========       ========

----------
(1) On May 3, 2002, the Company sold certain assets related to the US email management product which had $3.8 million of goodwill. On September 19, 2002, the Company acquired Now Marketing and initially allocated $1.8 million to goodwill pending final allocation of such amount during the fourth quarter of 2002. During the second quarter of 2002, the Company reversed $0.3 million of restructuring reserves acquired against goodwill, as they were no longer deemed necessary.

(2) In connection with the adoption of SFAS No. 142, on January 1, 2002, the Company reclassified $420 ($730 gross less $310 in accumulated amortization) in net book value associated with its assembled workforce to goodwill.

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. The Company completed its initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

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

The amortization expense and net loss for the three and nine month periods ended September 30, 2002 and 2001 had SFAS No. 142 been applied for both periods is as follows:

                                                          FOR THE THREE                FOR THE NINE
                                                           MONTHS ENDED                 MONTHS ENDED
                                                     ------------------------     --------------------------
                                                        2002          2001           2002           2001
                                                     ---------     ----------     ----------     -----------
Loss from continuing operations                      $  (6,553)    $  (21,184)    $  (14,460)    $  (111,277)
Add back: goodwill amortization                             --          1,148             --           6,716
                                                     ---------     ----------     ----------     -----------
   Adjusted loss from continuing operations          $  (6,553)    $  (20,036)    $  (14,460)    $  (104,561)
                                                     =========     ==========     ==========     ===========

Basic and diluted loss per common share:
Loss per share from continuing operations            $   (0.12)    $    (0.48)    $    (0.28)    $     (2.55)
Add back: goodwill amortization                             --           0.03             --            0.15
                                                     ---------     ----------     ----------     -----------
   Adjusted loss per common share from continuing
     operations                                      $   (0.12)    $    (0.45)    $    (0.28)    $     (2.40)
                                                     =========     ==========     ==========     ===========

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

During 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million. In September 2001, the Company sold its interest in idealab! for $2.5 million resulting in a gain of approximately $0.9 million. The Company's net gain on the sale of these investments is included in "Gain on sale of investments, net" in the Company's consolidated statement of operations.

During 2001, the Company wrote down certain of its investments and recognized impairment charges of approximately $3.1 million for other-than-temporary declines in value of certain investments. The

Company's management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write down of cost-based investments was $0.6 million related to Media-Asia. The Company's management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Mobile were other-than-temporary and recorded an impairment of $2.3 million and $0.2 million, respectively. These impairment charges are included in "Impairment of investments" in the Company's 2001 consolidated statement of operations.

(7)  COMMON AND PREFERRED STOCK

On September 19, 2002, the Company issued 125,000 shares of Series B Preferred Stock in conjunction with the acquisition of Now Marketing, which are convertible into 6,050,339 shares of common stock (see note 2). The Series B Preferred Stock will accrue and cumulate dividends commencing October 1, 2002 at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors.

SUNRA

On July 2, 2002, the Company entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International.

On July 2, 2002, Sunra purchased $1.6 million of the Company's newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 8, 2002 Sunra and affiliated parties agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of stockholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra consummated the purchase of an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions").

Each share of Series A Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis. The Company also issued at total of 3,895,788 warrants to Sunra to purchase shares of Common Stock at an exercise price of $0.20535. All of the warrants issued may be exercised through a cashless exercise and have a five year term. Sunra is the beneficial owner of approximately 42,853,664 shares of Common Stock, or approximately 42.3% of the Company's outstanding Common Stock at September 30, 2002 on a fully diluted basis. The Company also issued 400,000 warrants to Merchant's Group International as partial payment of a placement fee and incurred approximately $0.7 million in other related fees. The Series A Preferred Stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. Accordingly, the $50,000 cumulative dividends are reflected as "Preferred stock dividends" on the consolidated statement of operations.

The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company's Common Stock was approximately $0.21 per share. However, Sunra's conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to stockholder approval which was approved on September 10, 2002, at which time the price of the Company's Common Stock was $0.46 per share.

Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained embedded beneficial conversion features, which were required to be valued separately. Accordingly, the Company allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis. The value ascribed to the five-year detachable warrants was determined using a Black-Scholes pricing model (100% volatility factor, $0.46 fair value at September 10, 2002, $0.21 fair value at July 2, 2002, and $0.20535 exercise price). The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million. The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the stockholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which is greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions. Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions. Therefore, the Company recorded a non-cash charge of $5.2 million in the third quarter of 2002, representing the number of common shares into which the September 10, 2002 Series A Preferred Stock transactions were convertible into (31,166,302 shares of Common Stock) multiplied by the effective conversion price of $0.1675 per share of Common Stock. The total non-cash charge of $5.4 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

RESTRUCTURING OF EXECUTIVE COMPENSATION AGREEMENTS

In conjunction with the Sunra investment on July 2, 2002, four executives each agreed to modify their respective employment agreements with the Company to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days. In exchange, such executives would receive, in the aggregate, approximately 2.1 million shares of Common Stock of which the initial conversion value was based on the approximate fair market value of the Company's Common Stock as of the date of the July 2, 2002, Sunra investment, or $0.20 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million future severance benefits forfeited. In addition, such executives would also receive fully-vested stock options to acquire approximately 2.1 million shares of the Company's Common Stock with an exercise price of $0.20 per share. The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions. For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of the Company's Common Stock as of the stockholder approval date on September 10, 2002. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Stock-Based Compensation", this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate. The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of the Company's Common Stock on the stockholder approval date of $0.46 per share less the exercise price of $0.20 per share which resulted in $0.6 million of the $1.5 million charge.

In addition, the four executives also agreed to receive the Earnings Before Interest, Taxes and Amortization ("EBITA") portion of their 2002 target bonus, if earned, in shares of the Company's Common Stock. The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $0.20 per share. Accordingly, this modification to the executives' bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of the Company's Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002. At September 30, 2002, management determined that it was probable that the EBITA target would be met and determined, at $0.20 per share, that the bonus equates to approximately 1.35 million common shares. Accordingly, at September 30, 2002, the four executives' bonus awards resulted in a non-cash stock-based compensation charge of approximately $0.5 million based upon the fair market value of the Company's Common Stock of $0.37 per share as of the end of the reporting period. If it is determined in the fourth quarter of 2002 that the EBITA target may not be fully achieved and/or the Company's Common Stock price declines from the $0.37 at September 30, 2002, the charge may be adjusted downward in the fourth quarter of 2002.

OTHER ISSUANCES

From January to July 2002, approximately 58 employees including members of senior management agreed to receive between 5 and 20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 1.1 million shares, valued at $0.2 million, were issued.

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

ADDITIONAL PAID-IN CAPITAL

During the nine-months ended September 30, 2002, the Company's additional paid-in capital increased by $12.5 million primarily due to: (i) the $3.1 million of common and Series B preferred stock issued in connection with the Now Marketing acquisition, net of the $1.25 million preferred stock conversion discount, (ii) the $7.3 million of net proceeds from the issuances of Series A preferred stock and warrants; and (iii) the $1.5 million of non-cash compensation charge associated with the common stock and options issued in connection with the restructured severance arrangements of four executives.

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

On September 10, 2002, the stockholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company's stockholders. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 10,000,000 shares. The number of shares available under the 2002 Stock Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 3,000,000.

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

(9)  RESTRUCTURING CHARGES

During the three and nine month periods ended September 30, 2001, restructuring charges of approximately $0.5 million and $1.0 million, respectively, were recorded by the Company in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin ("SAB") No. 100. The Company's restructuring initiatives were to reduce employee headcount by the involuntary termination of approximately 100 employees.

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

The following sets forth the activities in the Company's restructuring reserve for the nine months ended September 30, 2002, which is included in accrued expenses in the consolidated balance sheet (in thousands):

                                   BEGINNING     CURRENT YEAR   CURRENT YEAR     ENDING
                                    BALANCE      UTILIZATION      REVERSAL       BALANCE
                                   ---------     ------------   ------------     -------
Employee termination benefits       $ 2,489        $(2,169)       $  (320)       $    --
Office closing costs                    266           (223)            --        $    43
Other exit costs                      1,512         (1,050)       $   462
                                    -------        -------        -------        -------
                                    $ 4,267        $(3,442)       $  (320)       $   505
                                    =======        =======        =======        =======

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

                                        THREE MONTHS ENDED SEPTEMBER 30, 2002       THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------     ----------------------------------------
                                       INTEGRATED                                  INTEGRATED
                                         MEDIA       TECHNOLOGY                       MEDIA       TECHNOLOGY
                                       SOLUTIONS      SOLUTIONS        TOTAL        SOLUTIONS      SOLUTIONS        TOTAL
                                       ---------      ---------      ---------      ---------      ---------      ---------
                                                                        (IN THOUSANDS)
Revenues                               $   6,379      $   3,340      $   9,719      $   7,039      $      --      $   7,039
Segment loss from operations              (5,640)          (829)        (6,468)       (22,201)            --        (22,201)
Amortization of goodwill and
   intangibles                               216            250            466          2,196             --          2,196
Stock-based compensation(1)                   36              4             40            194             --            194
Restructuring costs                           --             --             --            521             --            521
Loss (gain) on sale of assets, net           856             --            856           (647)            --           (647)
Impairment of intangible assets               --             --             --          9,600             --          9,600

                                         NINE MONTHS ENDED SEPTEMBER 30, 2002        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------     ----------------------------------------
                                       INTEGRATED                                  INTEGRATED
                                         MEDIA       TECHNOLOGY                       MEDIA       TECHNOLOGY
                                       SOLUTIONS      SOLUTIONS        TOTAL        SOLUTIONS      SOLUTIONS        TOTAL
                                       ---------      ---------      ---------      ---------      ---------      ---------
Revenues                               $  21,224      $   9,825      $  31,049      $  28,269      $   8,062      $  36,331
Segment loss from operations             (12,389)        (1,878)       (14,267)      (106,638)        (7,285)      (113,923)
Amortization of goodwill and
   intangibles                               725            750          1,475         11,724            833         12,557
Stock-based compensation(1)                  132             55            187          1,354            122          1,476
Restructuring costs                           --             --             --          1,566           (614)           952
Loss (gain) on sale of assets, net           550             --            550           (992)          (537)        (1,529)
Impairment of intangible assets               --             --             --         52,206          4,501         56,707

Total assets:
   September 30, 2002                     26,457         10,769         37,225
   December 31, 2001(2)                   29,936         12,970         42,906

----------
(1) Not included above for the three and nine month periods ended September 30, 2002 is $2.1 million and $2.4 million, respectively, related to corporate officers.
(2) Not included above at December 31, 2001 are $2.7 million in assets related to discontinued operations.

Geographical information is as follows:

                                                 US       INTERNATIONAL      TOTAL
                                              -------     -------------     -------
                                                         (IN THOUSANDS)
PERIODS ENDED SEPTEMBER 30, 2002
Revenues for three months ended               $ 6,570        $ 3,149        $ 9,719
Revenues for nine months ended                 21,363          9,686         31,049
Long-lived assets                              14,053          2,745         16,798

PERIODS ENDED SEPTEMBER 30, 2001
Revenues for three months ended               $ 6,357        $   682        $ 7,039
Revenues for nine months ended                 33,698          2,633         36,331
Long-lived assets at December 31, 2001         14,313          9,701         24,014

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

SUNRA

In connection with its purchase of Series A Preferred Stock in July 2002, Sunra received the right to designate two seats on the Company's Board of Directors. To date, Sunra has designated Joseph Waechter as one of its representatives on the Board. Additionally, Mr. Waechter was affiliated with Merchant's Group International, to whom the Company paid $320,000 and issued 400,000 warrants to purchase our common stock at an exercise price of $0.20535 per share as payment of a placement fee for the sale of the Series A Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE TERMS "WE" AND "OUR COMPANY" MEAN 24/7 REAL MEDIA, OUR SUBSIDIARIES AND EACH OF OUR PREDECESSOR ENTITIES.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth under "Risk Factors" below.

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


       o Integrated Media Solutions connects advertisers to audiences through three products: (i) the 24/7 Network of Web sites; (ii) a comprehensive promotions suite; and (iii) a search engine results listing service. We also act as a broker for permission based email lists.


       o Technology Solutions, through Open AdStream, our proprietary technology, provides advertising delivery and management.

We hold a patent related to our ad-serving technology. Two other parties have acquired a license or interest in the patent. We are seeking to license the patent to a substantial number of additional parties.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission ("SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments.

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

Third party Web sites that register Web pages with our network and display advertising banners on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in SFAS No. 57, "Related Party Disclosures." We pay Affiliated Web sites a fee for providing advertising space to our network. We become obligated to make payments to Affiliated Web sites, which have contracted to be part of our network, and list owners in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2002 TO 2001

On October 30, 2001, we acquired Real Media. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open AdStream technology and abandon our existing ad serving technology, 24/7 Connect. The transition of the network business onto the Open AdStream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with having two ad serving platforms. Throughout 2001 and into 2002, in accordance with our business plan, we divested or discontinued many of our non-core assets, including:

       o In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

       o In May 2001, we completed the sale of Exactis, our email service bureau.

       o In August 2001, the operations of 24/7 Europe were shut down and our consolidated financial statements have been revised to reflect this international segment as a discontinued operation.

       o In January 2002, we completed the sale of our IMAKE subsidiary. The financial statements of prior periods have been revised to reflect the disposition of IMAKE.

       o In May 2002, we completed the sale of certain assets related to our US email management product.

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

As a result of our cost-cutting and divestiture efforts, which began in November 2000 through December 31, 2001, we reduced our headcount by approximately 1,000 and closed several offices, both domestic and international. The core elements of our business that remain are:

       o      Open AdStream ad serving technology;

       o      The 24/7 Network;

       o      24/7 iPromotions; and

       o      24/7 Website Results.

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


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses were $3.5 million and $11.0 million for the three and nine month periods ended September 30, 2002, respectively, and $5.1 million and $27.8 million for the three and nine month periods ended September 30, 2001, respectively. As a percentage of revenue, the expense decreased from 73.3% to 36.1% for the three month periods ended September 30, 2001 and 2002, respectively, and from 76.6% to 35.3% for the nine month periods ended September 30, 2001 and 2002. The significant decrease is due to our reduction of headcount, office space and unnecessary expenses. In 2002, General and administrative expenses include cost recoveries in connection with patent claims. As the economy deteriorated in 2001, we accrued significant bad debt reserves, however, positive collection efforts in 2002 have reduced the required reserves; therefore, we reversed approximately $0.3 million in bad debt expense during the third quarter. The net benefit from bad debt expense reversals for the year is approximately $0.2 million.

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

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles were $0.5 million and $1.5 million for the three and nine month period ended September 30, 2002, respectively, and $2.2 million and $12.6 million for the three and nine month periods ended September 30, 2001, respectively. The decrease is due to impairment charges taken during 2001 for Exactis, Sabela, AwardTrack, iPromotions, ConsumerNet and Website Results as well as the sale of Exactis in May 2001 and the adoption of SFAS No. 142 which states that goodwill is no longer amortized which also contributed to the decline. The Company's loss from continuing operations for the three and nine months ended September 30, 2001, excluding goodwill amortization would have been ($20.0) million, or ($0.45) per share and ($104.6) million, or ($2.40) per share, respectively.

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

Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. We have completed our initial transitional goodwill impairment assessment in the second quarter of 2002 and determined that there was no impairment of goodwill.

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

LOSS FROM DISCONTINUED OPERATIONS. On August 6, 2001, we ceased funding our European subsidiaries and communicated that to 24/7 Europe NV's Board of Directors. Management of 24/7 Europe shut down all operations. Approximately $0 and $30.5 million of the loss from discontinued operations in the three and nine month periods ended September 30, 2001, respectively, related to 24/7 Europe. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we accounted for the operations of this component as a discontinued operation. Approximately $9.7 and $21.5 million of the loss from discontinued operations in the three and nine month periods ended September 30, 2001, related to IMAKE. The consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". See footnote 3 to the Interim Consolidated Financial Statements.

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

The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.2 million for 2002 including salary and performance based target bonuses. These contracts, some of which were restructured in the third quarter of 2002, call for severance in the event of involuntary termination, which ranges in amount from two months to one years' salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of November 1, 2002, there were approximately 73 employees in Europe whose annualized base salaries were approximately $3.0 million.

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


On July 30, 2002, we received a letter from Naviant alleging the breach of a warranty with respect to the number of customers included in the assets sold to Naviant. Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to us. On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to us in lieu of all future amounts that Naviant may owe us. Naviant agreed to waive further claims with regard to the specific warranty in dispute. Other customary representations made by us under the Purchase Agreement dated as of April 30, 2002 among us, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant has the right to bring claims with respect to such representations until June 30, 2003; we have no reason to believe that Naviant will bring any further claims. As result of the settlement, we wrote off approximately $0.9 million of the remaining amount due from Naviant in the third quarter of 2002. We received the the $1.25 million on October 4, 2002.


On July 2, 2002, we entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International. On July 2, 2002, Sunra purchased $1.6 million of our newly created Series A Preferred Stock, $3.4 million of our newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 8, 2002 Sunra and affiliated parties agreed to subject to stockholder approval purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of stockholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra consummated the purchase of an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions"). Each share of Series A Preferred Stock is convertible into our Common Stock at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis. We also issued at total of 3,895,788 warrants to Sunra to purchase shares of Common Stock at an exercise price of $0.20535. All of the warrants issued may be exercised through a cashless exercise and have a five year term. Sunra is the beneficial owner of approximately 42,853,664 shares of our Common Stock, or approximately 42.3% of our outstanding Common Stock at September 30, 2002 on a fully diluted basis. We also issued 400,000 warrants to Merchant's Group International as partial payment of a placement fee and incurred transaction costs approximately $0.7 million. The Series A Preferred Stock accrues and cumulates dividends at the rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors. Accordingly, the $50,000 cumulative dividends are reflected as "Preferred stock dividends" on the consolidated statement of operations.

Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained embedded beneficial conversion features that were required to be valued separately. We allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis. The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million. The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the stockholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which was greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions. Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions. Therefore, we recorded a non-cash charge of $5.2 million in the third quarter of 2002, representing the number of common shares into which the September 10, 2002 Series A Preferred Stock transactions were convertible into (31,166,302 shares of Common Stock) multiplied by the effective conversion price of $0.1675 per share of Common Stock. The total non-cash charge of $5.4 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

In conjunction with the Sunra investment on July 2, 2002, four executives each agreed to modify their respective employment agreements with us to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days. In exchange, such executives would receive, in the aggregate, approximately 2.1 million shares of our Common Stock of which the initial conversion value was based on the approximate fair market value of our Common Stock as of the date of the July 2, 2002 Sunra investment, or $0.20 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million, future severance benefits forfeited. In addition, such executives would also receive fully-vested stock options to acquire approximately 2.1 million shares of our Common Stock with an exercise price of $0.20 per share. The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions. For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of our Common Stock as of the stockholder approval date on September 10,

2002. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Stock-Based Compensation", this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate. The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of our Common Stock on the shareholder approval date of $0.46 per share less the exercise price of $0.20 per share which resulted in $0.6 million of the $1.5 million charge.

In addition, the four executives also agreed to receive the Earnings Before Interest, Taxes and Amortization ("EBITA") portion of their 2002 target bonus, if earned, in shares of our Common Stock. The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $0.20 per share. Accordingly, this modification to the executives' bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of our Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002. At September 30, 2002, management determined that is was probable that the EBITA target would be met and determined, at $0.20 per share, the bonus equates to approximately 1.35 million common shares. Accordingly, at September 30, 2002, the four executives' bonus awards resulted in a non-cash stock-based compensation charge of approximately $0.5 million based upon the fair market value of our Common Stock of $0.37 per share as of the end of the reporting period. If it is determined in the fourth quarter of 2002 that the EBITA target may not be achieved and/or our common stock price declines from the $0.37 per share at September 30, 2002, the charge may be adjusted downward in the fourth quarter of 2002.

On September 19, 2002, we acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing ("Now Marketing"), a New York-based marketing services firm. The acquisition agreement required Now Marketing's parent, Elbit Ltd. and Gilbridge, Inc., together ("Now Marketing's Parent"), to make a $1.25 million investment in exchange for 125,000 shares of Series B Preferred Stock. Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs. The Series B Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder thereof at a conversion price of $0.2066 per share, or 6,050,339 shares of Common Stock on an as-if converted basis. The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has been initially allocated to goodwill pending final allocation of such amount during the fourth quarter of 2002. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

MARKET FOR COMPANY'S COMMON EQUITY

         The shares of our common stock were previously listed on the Nasdaq National Market. Due to the low share price of our common stock, on February 14, 2002, we received a letter from Nasdaq stating that they determined that we failed to meet Nasdaq's minimum listing requirements and as a result, our common stock could be delisted if we did not satisfy these requirements by May 15, 2002.

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


       Our current cash may not be sufficient to meet our anticipated operating cash needs for 2003 and we may not be able to secure new funds when needed. The support of our vendors, customers, stockholders and employees will continue to be key to our future success. We may not be able to raise additional financing to meet our cash and operational needs or reduce our operating expenses or increase revenues significantly to address this going concern issue.


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

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ SMALLCAP MARKET.


       The shares of our common stock were previously listed on the Nasdaq National Market. Due low share price of our common stock, on February 14, 2002, we received a letter from Nasdaq stating that it determined that we failed to meet Nasdaq National Market's minimum listing requirements and as a result, our common stock could be delisted if we do not satisfy these requirements by May 15, 2002.

       As a result, we transitioned the Company's listing to the Nasdaq SmallCap Market. Our common stock will remain listed on Nasdaq SmallCap through at least February 10, 2003. Should our stock price remain consistently below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. We may not be able to maintain our listing on the Nasdaq in the future.

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



WE MAY IMPLEMENT A REVERSE STOCK SPLIT OF OUR COMMON STOCK.

        Our stockholders approved a series of amendments to our certificate of incorporation at aour September 10, 2002 stockholders meeting. These amendments authorized our board of directors to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of either one-to-10, one-to-15, one-to-20, one-to-25, or one-to-30. At any time prior to the 2003 annual meeting of stockholders, the board of directors has the sole discretion to elect, as it determines to be in the best interests of our company and our stockholders, whether or not to effect a reverse stock split, and if so at which of the approved ratios. If the board of directors elects to implement one of the approved reverse stock splits, the number of issued and outstanding shares of common stock would be reduced in accordance with the exchange ratio for the selected reverse stock split. The par value of the common stock would remain unchanged at $.01 per share and the number of authorized shares of common stock would also remain unchanged. In determining whether or not to implement a reverse stock split, and the appropriate exchange ratio, the board would assess a variety of factors, including but not limited to analysis of our most recent fiscal quarter and general economic conditions, as well as the trading price of our common stock on the days leading up to the date of the reverse stock split.

       The effect of any reverse stock split upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split and there may not be a sustained increase in the trading price of our common stock after giving effect ot the reverse stock split. Moreover, the trading price may not remain above the thresholds required by the Nasdaq Stock Market and we may not be able to continue to meet the other continued listing requirements of the Nasdaq Stock Market.

       The resulting decrease in the number of shares of our common stock outstanding could potentially impact the liquidity of our common stock on the Nasdaq SmallCap Market, especially in the case of larger block trades. The reverse stock split would result in some stockholders owning "odd-lots" of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in "round-lots" of even multiples of 100 shares.

       The reverse stock split would also result in in a greater spread between the number of authorized shares nad the number of outstanding shares, which may have the effect of discouraging an attempt to change control of the Company, especially in the event of a hostile takeover bid, and to make more difficult the removal of incumbent management. Additionally, common stock would be authorized to be issued in the discretion of the board without shareholder approval of each issuance, which might be used to increase the stock ownership or voting rights of persons seeking to obtain control of the Company, and this anti-takeover effect could benefit incumbent management at the expense of the shareholders. Issuance of additional shares also could have the effect of diluting any earnings per share and book value per share of shares outstanding of common stock, as well as diluting the ownership percentage of current shareholders.


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

       o      the addition of new, or loss of existing, clients;

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

A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK MAY BE SOLD IN THE PUBLIC MARKET IN THE FUTURE, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.


         Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. As of December 17, 2002, we had an aggregate of 59,147,227 shares of common stock outstanding, substantially all of which were freely tradable. Additionally, as of November 30, 2002, (i) our Series A and Series B preferred stock was convertible into approximately 45,008,216 shares of common stock; we have filed a preliminary registration statement with respect to such shares, and such shares will become freely tradable upon effectiveness of such registration statement; (ii) there were outstanding stock options to purchase approximately 15,970,024 shares of our common stock, all of which are freely tradable, and
(iii) there were outstanding warrants to purchase approximately 8,316,200 shares of our common stock, all of which are either freely tradable or included in the pending registration statement.



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


         Furthermore, as a result of our dispositions of certain assets and businesses, our balance sheet currently reflects notes and amounts receivable of approximately $3.1 million. The entities that owe us these monies are Internet-enabled businesses, which may face significant competition, and their ability to pay us these amounts in full depends to a large extent on their own successful financial performance. In addition, these entities may require additional financing to meet their cash and operational needs; however, whether these entities will be able to raise such financing, to the extent needed, or on terms acceptable to them, is beyond our control. If we are unable to collect all receivables reflected on our balance sheet, we will be required to write-down our assets in future reporting periods, adversely affecting our financial results, cash flows, and financial position in the future periods.


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

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

         The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. The necessary standards may not develop to sufficiently support Internet marketing as a significant advertising medium. Actual or perceived ineffectiveness of online marketing in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline. Our business would be adversely affected if the Internet advertising market continues to remain soft or fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet marketing other than clickthrough rates, which are the frequency with which Internet users click on banner advertisements displayed to them, which generally have been declining as users become more familiar with the Internet and online advertising. If advertisers determine that banner advertising is an ineffective or unattractive advertising medium, we may not be able to effectively make the transition to any other form of Internet advertising. Also, there are "filter" software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising, and our business, results of operations and financial condition, would be materially and adversely affected by Web users' widespread adoption of such software. In addition, many online advertisers have been experiencing financial difficulties, which could materially impact our revenues and our ability to collect our receivables.



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

LOSS OF MAJOR CUSTOMERS WOULD REDUCE OUR REVENUES.


       We generate a significant portion of our revenues from a limited number of customers. Although no single customer generates more than 10% of our revenue, we expect that a limited number of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Our largest customers are advertisers who operate under a large number of short-term insertion orders to purchase advertising on our Web site network or search engine results business. Since these contracts are short-term, we will have to negotiate new contracts or renewals in the future that may have terms that are not as favorable to us as the terms of existing contracts. Also, current customers may not continue to purchase advertising or services from us, we may not be able to attract additional customers successfully, and customers may not make timely payment of amounts due to us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.


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


       If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible. In addition, privacy concerns may cause some Web users to be less likely to visit Web sites that contribute data to our databases. This could have a material adverse effect on our financial condition. In addition, we are developing our database to collect data derived from user activity on our networks and from other sources. We collect and compile information in databases for the product offerings of all our businesses. In the future, individuals or entities may claim that our collection of this information is illegal. Although we believe that we have the right to use and compile the information in these databases, the laws governing our ability to do so may change. Furthermore, trade secret, copyright or other intellectual property protection may not continue to be available for our databases, and any statutory or common law protection that is or becomes available for databases may not enhance our rights. In addition, others may claim rights to the information in our databases. Further, pursuant to our contracts with Web publishers using our solutions, we are obligated to keep certain information regarding each Web publisher confidential and, therefore, may be restricted from further using that information in our business.


WE MAY HAVE TO CHANGE OUR BUSINESS PLANS BASED UPON CHANGES IN INFORMATION COLLECTION PRACTICES.


There has been public debate about how fair information collection practices should be formulated for the online and offline collection, distribution and use of information about a consumer. Some of the discussion has focused on the fair information collection practices that should apply when information about an individual that is collected in the offline environment is associated with information that is collected over the Internet about that individual. We are working with industry groups, such as the NAI and the Online Privacy Alliance, to establish such standards with the U.S. government regarding the merger of online and offline consumer information. We may not be successful in establishing industry standards acceptable to the U.S. government or the various state governments, and any standards that are so established may require material changes to our business plans. Furthermore, our business plans, or any U.S. industry standards that are established, may not be acceptable to non-U.S. governments and may not conform to foreign legal and business practices. As a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or their attractiveness to potential customers. In addition, given the heightened public discussion about consumer online privacy, our products and business practices may not gain market acceptance, even if they do conform to industry standards.


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS



On July 2, 2002 and September 13, 2002, the Company sold to Sunra Capital Holdings Limited ("Sunra") and two individuals an aggregate of $8.0 million of 24/7's newly created Series A Convertible Preferred Stock (the "Series A Preferred Stock"). These sales involved a total of three purchasers and therefore were exempt from registration pursuant to Rule 506 of Regulation D promulgated under, and Section 4(2) of, the Securities Act of 1933, as amended. All purchasers were accredited investors. Each share of Series A Preferred Stock is convertible into common stock of the Company (the "Common Stock") at any time at the option of the holder thereof at a conversion price of $0.20535 per share of Common Stock (the "Series A Per Share Purchase Price"). The conversion ratio of the Series A Preferred Stock is subject to adjustment in the event of certain future issuances of Company equity at an effective per share purchase price lower than the Series A Per Share Purchase Price. The Company has also issued warrants to the Purchasers to purchase in the aggregate 3,895,788 shares of Common Stock at an exercise price per share equal to the Series A Per Share Purchase Price. Each such warrant will remain exercisable until the fifth anniversary of the date on which the warrant first became exercisable. All warrants issued pursuant to this transaction may be exercised through a cashless exercise. Merchant's Group International acted as a "finder" for this transaction. The Company issued to Merchant's Group International a warrant to purchase 400,000 shares of Common Stock at an exercise price equal to the Series A Per Share Purchase Price.

On September 19, 2002, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Elbit Vflash Inc. and Elbit Vflash Ltd. (the "Sellers"). Pursuant to the terms of the Asset Purchase Agreement, the Company issued to the Sellers 4,100,000 shares of Common Stock.

On September 19, 2002, the Company entered into a Series B Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with Elbit Ltd. and Gilbridge Inc. (the "Purchasers"). The Purchasers purchased 125,000 shares of the Company's newly created Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") for an aggregate purchase price of $1.25 million. These sales involved a total of three purchasers and therefore were exempt from registration pursuant to Rule 506 of Regulation D promulgated under, and Section 4(2) of, the Securities Act of 1933, as amended. Both purchasers were accredited investors. Each share of Series B Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder thereof at a conversion price of $0.2066 per share of Common Stock (the "Series B Per Share Purchase Price"). The conversion ratio of the Series B Preferred Stock is subject to adjustment in the event of certain future issuances of Company equity at an effective per share purchase price lower than the Series B Per Share Purchase Price.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At our Annual Meeting of Stockholders on September 10, 2002, we submitted five proposals to a vote of our stockholders through a proxy solicitation. The results of the voting at the Annual Meeting were as follows:

                                                      AFFIRMATIVE
PROPOSAL                                                 VOTES            VOTES AGAINST        SHARES WITHHELD     BROKER NON-VOTES
-----------------------------------------------       -----------        --------------        ---------------     ----------------
Election of David J.  Moore as a Class I
   Director                                            49,049,779            1,154,100                     0                    0

Election of Richard  Burns as a Class I
   Director                                            37,804,585               82,900                     0                    0

Conversion of the Company's outstanding
   Series A-1 Preferred stock and issuance
   of additional shares of Series A
   Preferred Stock                                     15,809,119              631,005               409,106           25,780,602

Authorization of Board of Directors to amend
   the certificate of incorporation to
   effect a reverse split of the Company's
   common stock at specified ratios.                   47,422,190            2,785,734                40,955                    0

Adoption of the 2002  Stock Incentive Plan             46,826,623            2,109,318             1,312,938                    0

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

       Report on Form 8-K dated August 14, 2002 (file no. 1-14355). The report contained the certification of the second quarter results by the Company's Chief Executive Officer and Chief Financial Officer.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date:  January 24, 2003

                                       By:  /s/ David J. Moore
                                            ------------------------------
                                            David J. Moore
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)

                                       By:  /s/ Norman M. Blashka
                                            ------------------------------
                                            Norman M. Blashka
                                            EVP and Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Moore, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of 24/7 Real Media, Inc.;

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

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

                                       /s/ David J. Moore
                                       ----------------------
                                       David J. Moore
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                      OF THE SARBANES-OXLEY ACT OF 2002

I, Norman M. Blashka, certify that:

       1. I have reviewed this quarterly report on Form 10-Q/A of 24/7 Real Media, Inc.;

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

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 24, 2003


                                           /s/ Norman M. Blashka
                                           -------------------------
                                           Norman M. Blashka
                                           EVP and Chief Financial Officer
                                           (principal financial and
                                           accounting officer)