Form 10-K
period 2002-12-31
24/7 REAL MEDIA INC
filed 2003-03-31
CIK 1062195

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                              to

COMMISSION FILE NO. 0-29768

24/7 REAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3995672
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION)
1250 BROADWAY NEW YORK, NEW YORK	10001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(212) 231-7100
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        Aggregate market value of voting stock held by non-affiliates of registrant as of March 26, 2003: $8,700,009.

        Number of shares of Common Stock outstanding as of March 26, 2003: approximately 67,736,210.

24/7 REAL MEDIA, INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

        This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition." This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "24/7 Real Media," the "Company," "we," "us" and "our" refer to 24/7 Real Media, Inc. and its subsidiaries, and references to "24/7 Website Results" refer to 24/7 Website Results, Inc., a wholly owned subsidiary of 24/7 Real Media, Inc.

ITEM 1. BUSINESS

24/7 REAL MEDIA

        We are a gateway to the full spectrum of solutions for interactive marketing. We believe our Open AdSystem™ platform, based on our patent-protected technology, enables Internet marketers to target, convert and retain their best online customers and manage and protect customer relationships. We work closely with our customers to implement integrated, value-enhancing solutions to manage critical aspects of Internet marketing from ad sales and media representation to campaign planning, execution and optimization as well as audience measurement and analysis.

        Our global business operates in 11 countries in North America and Europe and is organized into two principal business lines: Integrated Media Solutions and Technology Solutions.

  •
  Integrated Media Solutions

          Integrated Media Solutions consists of the 24/7 Web Alliance, 24/7 Website Results and Other Media Services.

  The 24/7 Web Alliance

          The 24/7 Web Alliance is an alliance of Web sites on which our client advertisers can place targeted ad campaigns globally. The 24/7 Web Alliance offers customized online marketing strategies that combine premier brands, content targeting and mass reach. Advertisers can utilize the 24/7 Web Alliance to deliver advertisements on a single Web site or across the entire 24/7 Web Alliance. Our 24/7 Web Alliance consists of two distinct elements:

          The 24/7 Network

            Our 24/7 Network aggregates hundreds of Web sites that we believe are attractive to advertisers, generate a high number of ad impressions and offer a variety of online content to the 24/7 Network. We leverage our Open AdSystem technology platform to deliver all ads in our 24/7 Network and perform advanced targeting functions for our client advertisers. Through the 24/7 Network, we can provide marketers with cost-effective, custom media solutions to both build brand value and target high-quality customers. To accomplish this, we offer advertisers a range of impression-based and performance-based pricing models. The 24/7 Network is a marketing solution that delivers targeted campaigns for advertisers who demand the high response, quality content alignment, quality brand affiliation and value.

          The 24/7 Portfolio

            We provide advertising sales and media representation services to a select portfolio of partner Web sites independent from our 24/7 Web Network. We believe our portfolio of media solutions provide a customized online strategy utilizing premier brands, content targeting and mass reach.

  24/7 Website Results

          We develop and provide performance-based search marketing services for the Internet through 24/7 Website Results, our wholly owned subsidiary. 24/7 Website Results helps connect Internet marketers with the consumers that are most likely to purchase their products and services via the Internet, while those users are actively searching for information about these products. We use proprietary technology to help Internet marketers determine a large set of keywords relevant to their product offering and negotiate a "per-click" fee they will pay for each user delivered to their sites. Through our relationships with major search engines, we help our customers receive enhanced placement in search results for the selected keyphrases. We believe our search marketing solutions offer Internet marketers a cost-effective method to increase exposure and conversion.

  Other Media Services

          We also provide customers with other media solutions including 24/7 Messenger, an interactive desktop information and messaging tool, and access to a suite of integrated Internet promotions software and a permission-based e-mail database.

  •
  Technology Solutions

  The Open AdSystem™ Platform

          We invented and continue to enhance our Open AdSystem platform, which includes a suite of advertising delivery and management software, all based on our patented technology. Through our global sales force and account management team, we provide solutions hosted locally by our customers on their servers or centrally by us on our servers to Web sites, ad agencies and advertisers.

          Our key product offerings include our advertising delivery and management solutions: Open AdStream™ software, the Open AdStream™ Central service, and the Open Advertiser™ service. Open AdStream software is our licensed advertising delivery and management software designed to run on local servers operated by our customers. The Open AdStream Central service is an application distributed to our customers from software hosted centrally on our servers. Our Open Advertiser service is an application distributed from our servers that enables Internet advertisers and agencies to streamline the advertising management process with analytical tools. Open Advertiser is currently offered in a beta version in the U.S., with a formal product launch expected in the summer of 2003.

  Open Insight

          In January 2003, we acquired Insight First, Inc. which allows us to provide solutions for audience management strategies using analytical tools. Based on patent-pending technology, our Open Insight™ analytics solution provides real-time reporting functionality and revenue-generating marketing intelligence to Internet publishers and helps marketers measure, analyze and monetize their audience.

  Other Technology Services

          We also provide technology services, including the technical support and resources that meet the varying requirements of our customers. Our technology services include advertising trafficking (the upload of creative units onto the Open AdStream software and distribution of corresponding links to campaign sites), consulting services (including customized implementation, unique reporting needs, integration of business data), customer support, training, and help desk operations.

Corporate

        24/7 Real Media is a Delaware Corporation formed in 1998 with its principal executive offices located at 1250 Broadway, 28th Floor, New York, New York 10001. Our main telephone number is (212)-231-7100 and our main corporate Web site is www.247realmedia.com. All of our EDGAR filings with the Securities and Exchange Commission may be accessed through this Web site.

        See Note 15 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

INDUSTRY OVERVIEW

        We operate in the Internet advertising and marketing services industry. Our ad delivery and management technology, and media and marketing solutions, empower our Web publisher customers and Internet advertisers target, convert and retain online customers and manage and protect customer relationships.

The Market for Internet Advertising

        The Internet provides one of the most important global mediums for advertising and marketing, and, while capturing only a fraction of total advertising spending, it remains poised for significant growth. Spending on online advertising was approximately 3.1% of total U.S. advertising spending in 2000 (eMarketer, December 2002). Despite the global economic downturn, and, in particular, the correction in the Internet market since mid-2000, advertisers have continued to rely on the Internet to build brand awareness and target buyers for their products and services. Spending on online advertising held firm at approximately 2.5% of total U.S. advertising spending in 2002 and is expected to reach between 2.8% and 3.4% by 2005 (eMarketer, December 2002). During the correction in the Internet market, many of our competitors altered their business plans, restructured, and even ceased operations. We believe this market turmoil presents an opportunity to capture market share, define industry standards, and anchor our company to remain a leading developer and global provider of technology-driven solutions for Internet marketing.

        Within the advertising sector, several favorable trends are emerging as the industry adjusts fundamentally to the introduction of new delivery mediums (i.e., Internet, Wireless, iTV, Cable, etc.). Specifically, the growth of new mediums, including the Internet, is coming at the direct expense of traditional mediums. With respect to the Internet, projections for growth in US online ad spending range between 4.0% and 10.7% for 2003 (eMarketer, December 2002). By comparison growth in total US ad spending is expected to range between 1.9% and 6.6% for 2003 (eMarketer, December 2002). At the same time more people are turning to the Internet and away from other mediums. For example, the average hours per week spent online increased to an average of 11.1 hours per week in 2002, up from 9.8 in 2001 and 9.4 in 2000, with Internet users spending 5.4 fewer hours a week watching television than non-users in 2002 as compared to 2001 (eMarketer, December 2002).

        The growing number of Internet users continues to drive the attractiveness of the Internet for marketers. In 2002, the number of people with online access was estimated at 619 million people worldwide of which 230 million were English-speaking users and 165 million were in the U.S. (Neilsen/Netrating, May 2002). In addition, growth in the number of Internet users is expected to continue as new technologies are developed and adopted, as Web access and bandwidth increase, and as Internet content improves and becomes more dynamic. By 2004, the number of people with online access is expected to reach 940 million worldwide of which 280 million will be English-speaking users and 175 million will be in the U.S. (Global Reach, September 2002). We believe fundamentally that, as the number of people using the Internet worldwide continues to grow, marketers will increase their spending on Internet advertising, and related advertising and marketing services, both worldwide and in the U.S.

Evolution of Ad Serving Technology: Building and Protecting the Customer Relationship

        The interactive nature of the Internet offers marketers several distinct advantages over traditional media. Internet users interact with Web sites in multiple ways, such as browsing content, searching for information, playing games, registering for sites, entering promotions and buying products and services. Internet technologies enable sites to capture the data generated by this interaction, which may include aggregate audience demographics and behavioral data, specific user profiles and preferences as well as transactional and geographic data. Analyzing this data permits Internet publishers to better understand the characteristics of their users and report this detailed information to online advertisers and marketers.

        Internet ad serving technologies have evolved as Internet publishers have realized that increasing the number, frequency and duration of visits to their own sites, rather than sending consumers and businesses to other Web sites, yielded greater potential advertising and e-commerce opportunities. Accordingly, these companies evolved into portals, or online media companies that deliver a broad array of content and other services designed to keep consumers and businesses at their sites. These dynamics also have led to the formation of concentrated networks of Web sites and Web portals. At the same time, Internet marketers have made it a high priority to build and protect their relationships with online consumers, and to retain ownership of the data generated by their marketing campaigns to reach those consumers.

        We believe Internet marketers are best served by a company that can service all of their marketing needs. We strive to help our customers identify the best online media to reach their target audience and to provide ad serving technology and marketing services that allows them to target, convert and keep online customers as well as control the commercial use of data generated by their marketing campaigns. We believe such control is achieved by an ad serving platform that keeps the most valuable user data under the exclusive domain of the marketer. We accomplish this, consistent with our commitment to online privacy, by using "cookies" that are exclusively associated with, and accessible by, our customers. Browser cookies are small text files commonly delivered by Web sites and accepted through a user's Web browser that function with browser software to help gather marketing information about the user's online behavior. Other ad serving technologies, particularly technologies that systematically redirect browser cookies to the technology provider, limit the marketer's ability to build exclusive and useful consumer profiles. Such technology providers place less value on marketers' customer relationships and seek to leverage their connection with marketers to gain commercial use of the data generated by online marketing campaigns.

Limitations Of Traditional Internet Marketing Solutions

  Ad Serving Technologies Lack Audience Management and Analytics Tools

        Historically, Internet advertising platforms have failed to integrate many functions required to help marketers build, manage and protect their audience relationships. The priority given customer relationships in the online environment has dramatically increased the emphasis on measuring and analyzing audience behavior to exploit the Internet's direct marketing potential and achieve higher consumer click-through and conversion rates. Ad serving platforms that do not have sophisticated audience analytics functionality leave advertisers paying for exposure to many viewers who may not be interested in the product or service advertised. In addition, if an ad serving platform systematically redirects browser cookies away from the marketer, the marketer has less ability to manage its relationships with online consumers, by studying their buying behavior and other click-stream data.

  The Need For Comprehensive Internet Marketing Solutions that Integrate Efficient, Scalable Ad Delivery Technology with Audience Management Tools, Media Reach and Performance-Based Accountability

        Internet marketers find it increasingly difficult to cost-effectively acquire qualified consumer and business leads online for many reasons, including the concentration of online advertising on large Web sites, the diffusion of consumer and business attention across the Internet, limitations on their ability to gather and analyze information about their online consumers and the pricing of Internet advertisements on a CPM basis. This is particularly true for Internet marketers seeking to reach targeted audiences, despite the unique abilities of the Internet to facilitate direct marketing. As a result, the needs of Internet marketers, and the desires of Internet publishers to meet those needs, often go unmatched.

        Further, as the results of Internet advertising are scrutinized more and more, we believe advertisers may progressively seek performance-based pricing models for media representation and marketing services. These pricing models may include models known as cost-per-click, cost-per-action and cost-per-lead, in which an advertiser only pays when an Internet user clicks on an advertiser's banner advertisement or performs a specific action, such as a software download, an online registration or other transactions. These models are intended to reduce the risk of advertising by only charging for a specific outcome, with the objective of maximizing the number of responses per advertising dollar. Responses can include an electronic reply by the Internet user, user registration and actual e-commerce transactions. Performance-based solutions also encourage consumers to respond immediately to advertising and interact directly with the advertiser in real-time, thereby enabling the marketer to build a better customer relationship.

        We believe significant demand exists for an efficient, scalable ad serving platform that integrates audience analytics tools and provides controllable, performance-based Internet marketing solutions.

THE 24/7 REAL MEDIA STRATEGY

        We aim to build shareholder value by providing the best technology-driven solutions for Internet marketers to target, convert and retain online customers and manage and protect customer relationships. We intend to further this objective by continuing to implement the following interconnected strategies:

  •
  Provide Excellent Service With A Comprehensive Suite of Value-Added Solutions

    We continually seek to identify additional value-added services for our customers, in order to help them maximize their customer acquisition and revenue goals. We believe that we offer the broadest range of solutions to advertisers and Web publishers. Our core solutions include our proprietary ad serving and management technology, advertising and direct marketing sales, our search optimization and marketing services, and a messenger platform, all delivered from our industry-leading data and technology platforms. We also provide access to Internet promotions, email list management, and email list brokerage through our strategic alliances. We strive to understand our customers' marketing strategies and goals and recommend the solutions that best suit our customers' needs.

  •
  Further Develop Our State-Of-The-Art Technology

    We intend to maintain and extend our leadership role in online advertising technology by continuously developing and enhancing our state-of-the-art technology platform. One of our key priorities is to continue the integration of all our technologies to further enhance the ability of online advertisers to deliver their messages across the Internet and other interactive mediums.

  •
  Expand Our Search Marketing Solutions and Distribution Relationships

    Our 24/7 Website Results pay-for-performance, search optimization services allow our advertisers to pay only for those prospects who click through to their sites. As a result, we believe our search marketing solutions offer Internet marketers one of the most cost-effective methods to increase their potential for exposure, and buyer conversion, by ranking higher in search results displayed by major search engines. As the market for performance-based marketing services grows, we will focus on developing and integrating performance-based marketing solutions into our platform. We believe we can increase the number of customers utilizing our search marketing services by expanding our relationships with our current search engine partners, as well as by distributing the our search services through other search engines not currently partnered with us.

  •
  Enhance the Content and Quality of Our 24/7 Web Alliance

    We plan to continue to recruit high-profile Web sites for our 24/7 Web Alliance, to extend our reach and to provide a broad base of desirable page views and online content to advertisers. Such a collection of Web sites of diverse sizes and content allows advertisers to target Internet users by interest and enhances the value of each of our Web sites' inventory. An increased number of Web sites in our Network and an expanded breadth of available targeted content on such Web sites will further enable advertisers to consolidate their ad purchases and will improve our brand awareness and visibility with media buyers.

  •
  Maintain A Diversified, Global Sales Force

    We believe our sales and marketing organization is one of the best in the Internet advertising industry. We seek to continually enhance the quality of our sales force and sales management through the hiring of experienced media and technology sales personnel who are well equipped to work in a difficult media environment. Through a continuing program of sales education and training, we strive to equip our sales force with the knowledge and skills to sell all of our solutions globally.

  •
  Increase Our Share of Ad Spending on Internet Marketing Solutions.

    During December 2002, we had approximately 450 customers using our technology solutions. We intend to increase the revenue from customers through our global sales force and leverage our reputation for providing ad serving solutions with integrated audience management tools. We reach our customers through multiple marketing channels, including targeted online marketing, mailings, sponsorship of Web sites where advertisers congregate, participation at trade shows, appearances in advertising industry periodicals and agreements with companies who refer advertisers to us. We believe that our proprietary technology platform is scalable and can support a broader and deeper array of advertisers than other online advertising solutions. Accordingly, we intend to capture a larger share of spending from the growing number of Internet marketers.

As an integrated technology and media company, we benefit from a diversified revenue stream that has cushioned the negative financial impact of the recent advertising slowdown. In connection with a rationalized operating cost structure, we continue to believe our full-service model will offer significant operating leverage as the advertising market rebounds and build shareholder value.

OUR PRINCIPAL LINES OF BUSINESS

Integrated Media Solutions

The 24/7 Web Alliance

        Our 24/7 Web Alliance of web sites provides an extensive online marketing channel offering branded and niche web sites, high-quality content and mass reach. The 24/7 Web Alliance is aimed at online marketers who wish to develop online strategies to build brands, target audiences, and monitor campaigns for greater ROI and at Web publishers looking to increase revenues and maximize their advertising inventory. The 24/7 Web Alliance is a customized Internet marketing solution that delivers targeted campaigns for marketers who demand the highest response, content alignment, quality brand affiliation, and best value in online advertising. To join our 24/7 Web Alliance, member web sites must satisfy our strict quality standards for content and traffic.

        We consider the following to be some of the key features of our 24/7 Web Alliance:

  •
  Delivers The Target Audience

    The 24/7 Web alliance aggregates Web sites that are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content. Web publishers seeking to join our alliance must meet specified standards, such as quality content and brand name recognition, specified levels of existing and projected page views, attractive user demographics, and sponsorship opportunities.

  •
  Maximizes Exposure, Branding, Acquisition, Retention And ROI

    In January 2003, the 24/7 Network reached approximately 37% of US Internet users and recorded over 49 million unique visitors according to Nielson/Netratings. As a result of its reach and attraction of unique visitors, we believe our 24/7 Network is the leading consolidated network of web sites available for Internet advertisers to build brand awareness and target, convert and retain online customers. We believe our 24/7 Portfolio of Web sites increases our reach significantly.

  •
  Offers Global Reach and Brand-Name Sites

    The 24/7 Web Alliance is a global alliance of Web sites where advertisers can place a global ad campaign or geographically select regions of the world to target advertising. Through our global sales force, we can sell advertisers in any location on the globe on regional, pan-regional or international network buys. Our alliance includes branded web sites, some of which are the most frequently visited sites on the Internet, and other niche content web sites.,

    We sell Web site-specific advertising campaigns for certain sites in the alliance and bundle ads for sale in one of the channels on the alliance or across the alliance for all sites in the alliance.

  •
  Employs Open AdSystem To Provide Customized, Real-Time Management And Reporting

    Since our 24/7 Network runs on our Open AdSystem platform, marketing campaigns are monitored and managed in real time across the network, enabling advertisers to more quickly make campaign refinements. Open AdSystem helps publishers in our network forecast the amount of advertising space available on their site by automatically analyzing historical data to project inventory capacity, and determining the quantity of available inventory and the amount of inventory that already has been sold.

        Our 24/7 Web Alliance consists of two distinct elements:

  The 24/7 Network

          Our 24/7 Network aggregates Web sites that we believe are attractive to advertisers, generate a high number of ad impressions and contribute a variety of online content. We leverage our Open AdSystem technology platform to deliver all ads in our 24/7 Network and perform advanced targeting functions for our client advertisers. Through the 24/7 Network, we can provide marketers with cost-effective, custom media solutions to both build brand value and generate quality leads. To accomplish this, we offer advertisers both performance-based and impression-based pricing solutions. We also offer Web sites the ability to generate reliable new revenue opportunities from their advertising inventory. We believe the 24/7 Network is a marketing solution that delivers targeted campaigns for advertisers who demand the best response, content alignment and value as well as high performance in Internet marketing.

  The 24/7 Portfolio

          We provide advertising sales and media representation services to a select portfolio of affiliated Web sites independent from our 24/7 Network. We believe our portfolio of media solutions provide a customized online strategy utilizing premier brands, content targeting and mass reach.

        One of our key strategies is our Content Channels where we offer client advertisers the ability to target specific audience segments of our 24/7 Web Alliance by content (identifying specified sites, sections, pages or positions on a page that receives ads). We believe our Content Channels contribute significantly to our ability to offer our client advertisers customized online marketing strategies that combine premier brands and mass reach. To accomplish this, we sell contextual advertising throughout our 24/7 Web Alliance under two major categories: Network or Portfolio Categories. Our Network ad sales offer our client advertisers advertising placement in one or more of the targeted content channels in our 24/7 Network, without specifically targeting individual Web sites. We believe our content channel solution offers advertisers one of the most cost-effective marketing solutions for the greatest reach. Our Portfolio ad sales offer our client advertisers advertising placement in the content channels of one or more of our 24/7 Portfolio Web sites. The use of these categories of advertisements enables our client advertisers to target a particular audience segment.

        Our content channels currently cover the following areas of interest to online consumers:

  •
  Automotive

  •
  Business to Business

  •
  Lifestyle

  •
  Entertainment

  •
  Health

  •
  News/Opinion

  •
  Personal Finance

  •
  ISP/Search

  •
  Shopping

  •
  Sports

  •
  Technology

  •
  Travel

        We also leverage our proprietary Open AdSystem technology platform, our experienced traffic and account management staff and our strategic technology partners to offer client advertisers the ability to target advertisements to particular audience segments. In addition to our content channels, we have the ability and expertise to target a variety of ways, including, but not limited to, keyword (serving ads related to specific words entered into a search engine by an online consumer), geography (delivering ads based on country, state or zip code), day parting (specifying a particular hour of day or week the ad is viewed) and frequency capping (defining the number of times a particular ad is delivered to the same user within a 24 hour period).

Publishers In The 24/7 Web Alliance

        Our 24/7 Web Alliance currently consists of over 700 affiliated Web sites worldwide. By aggregating the underutilized advertising inventory of our affiliated Web sites, we believe we have developed one of the most cost-effective solutions for advertisers who want to reach the millions of visitors to these Web sites.

        We believe inclusion in our 24/7 Web Alliance benefits our affiliated Web sites in significant ways. First, inclusion in our 24/7 Network offers our affiliated Web sites the technology for managing and delivering Internet advertising. The affiliated Web sites can avoid the hardware, software and personnel costs associated with building and maintaining their own ad-serving technology and, in some cases, their own advertising sales force. Second, we offer affiliated Web sites a potential stream of recurring revenue by selling their ad inventory that often would remain unsold. We believe that many Web sites that attract advertisers who want impression-based solutions rarely sell their entire advertising inventory. By using our 24/7 Portfolio solution, these Web sites gain the opportunity to selectively monetize portions of their unsold inventory. This selectivity helps protect the value of the Web site's brand name without jeopardizing the Web site's published CPM (cost-per-thousand ad impressions) rate card. Third, all of our affiliated Web sites benefit from our experienced management team, our sales and marketing organization and our access to advertisers.

        We believe the effectiveness of our media solutions depend, in part, on the quality of the Web sites in our 24/7 Web Alliance. We actively seek to add Web sites to our 24/7 Network that have high-quality content, recognizable brand names and audience demographics that we believe are attractive to our client advertisers. We enforce our quality standards by reviewing and periodically auditing Web site content. We apply similar criteria and review standards to Web sites that seek to join our 24/7 Portfolio. We will reject membership requests from Web sites that do not meet our quality standards. Our quality standards generally are intended to screen out Web sites with inappropriate content, insufficient traffic, illegal activity and fraudulent clicking activity. We also may eliminate Web sites that encourage users to click on banner advertisements for reasons other than an interest in our client advertisers' messages.

Advertisers On The 24/7 Web Alliance

        We focus our sales and marketing efforts on the leading Internet and traditional advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies employ us in various ways. Advertisers and advertising agencies typically buy advertising using written purchase order agreements that run for a limited time. Based on our breadth of online content and our extensive reach, we have the ability to package customized advertising solutions for advertisers and advertising agencies. Our sales force works closely with advertisers to customize ad delivery to enhance the effectiveness of advertising campaigns.

24/7 Website Results

        Our 24/7 Website Results service enables advertisers to attact a high volume of targeted visitors from Internet search engines, who are ready and willing to buy the customer's product. Through this service, known as "pay for inclusion," our clients' Web sites appear prominently in search results served in response to a consumer's inquiry for particular keyphrases. We achieve this for our customers through our understanding of search engine algorithms and constant monitoring of search engine behavior. We use this understanding to help our customer select hundreds of keywords and/or phrases most relevant to their products or services. Our proprietary technology converts these selections into priorities in the users' individual Internet search, causing our customers' Web site links to appear prominently for relevant user queries. We also work with our customers to ensure that these targeted search visitors are delivered to the appropriate landing pages within our customers' Web sites in order to increase buyer conversion.

        24/7 Website Results performance-based fees are determined by multiplying the number of click-throughs to a client's Web sites as a result of our efforts by the amount we charge per valid visitor. We pay our distribution partners a percentage of our revenue generated from users of their search engines as a royalty, but receive no preferential ranking within the search listings. The 24/7 Website Results service is a turn-key, performance-based marketing solution that provides seamless delivery of search engine traffic without any changes to a customer's Web site and with no setup fees.

        Key components of our strategy for our 24/7 Web sites Results business include the following:

  •
  Increase Number Of Advertisers

    We recruit advertisers to utilize our services through direct sales efforts. Our sales staff targets Internet marketers who they locate through online and offline research. Our inside sales staff usually contacts potential marketers directly, utilizing telemarketing and e-mail and our Integrated Media Solutions salesforce includes 24/7 Website Results in all proposals. We also attend trade shows where we believe potential marketers will be exposed to our services.

  •
  Increase Click-Through Traffic From Distribution Partnerships

    We work with our search engine partners to include our paid content within their search results. We have agreements with several major search engines (based on traffic) to include our customers' Web sites in their search engine results. We plan to continue to develop distribution partnerships with additional search engines and high traffic Web sites, as well as trying to improve our relationships with our existing distribution partners.

Other Media Services

Desktop Messaging

        We provide an interactive desktop information and messaging tool, known as 24/7 Messenger. 24/7 Messenger enables marketers to send standard and rich media messages (including creative messages produced in Flash, text, HTML, video and/or audio) to a targeted audience based on preferences the audience selects themselves. Specifically, in a co-branded engagement, after a consumer has downloaded and installed 24/7 Messenger, an icon containing an advertiser's branded logo will flash on the consumer's computer desktop to alert the consumer that one or more messages from the advertiser are waiting to be activated. With one click by the consumer, the icon activates the messages which the consumer can view, click-through or delete.

        Our 24/7 Messenger technology has built-in reporting functionality. We believe our self-administration interface makes it easy for marketers to measure the results of their 24/7 Messenger marketing campaigns on a real-time basis. The reports produced by 24/7 Messenger can include, among other variables, the number of installations, the number of registrations, the number of unique visitors and the total number of click-throughs.

Internet Promotions

        In January of 2003, we sold a majority stake in iPromotions, Inc. to a group of private investors including employees. We retained a minority interest in iPromotions and have entered into a strategic partnership to continue to provide access to iPromotions technology and services to our customers. Through our new strategic alliance with iPromotions we can assist our customers in choosing the right online promotional campaign that will meet the customer's objectives, then help them create and manage the entire process.

        iPromotions offers design, hosting, management and maintenance of customized online incentive marketing programs. iPromotions develops and manages online sweepstakes, instant-win games and viral marketing campaigns to enhance online media buys. In addition, iPromotions designs banners for advertising campaigns; enhances e-mail broadcasts with HTML or other rich media; and develops customized Flash pieces for Web sites, company newsletters, or online letterhead and business cards. iPromotions services include Incentive consulting, Sweepstakes, Viral marketing, Banner creation, Flash and interstitial creation, Rich Media deliverables, HTML emails and copywriting.

E-mail Brokerage

        We act as an e-mail broker to provide access to email direct marketing services. We have access to a permission-based email marketing database that we believe is one of the largest such databases in the United States. Our e-mail services enable direct marketers to target promotional campaigns to consumers who choose to receive commercial messages. The users can opt out, or stop receiving these messages, at any time. We believe that our list brokers deliver the industry's most sophisticated multi-source e-mail campaign planning, implementation and reporting services.

Technology Solutions

The Open AdSystem™ Platform

        Our Open AdSystem platform is the foundation of 24/7 Real Media's proprietary technology offering. Our Open AdSystem platform, based on our patented technology, is an ad format agnostic delivery engine capable of delivering virtually all types of ad formats across the Internet and other interactive platforms. Our Open AdSystem platform was designed with a view towards enhancing the ability of Web sites and advertisers to protect the information generated by users interacting on Web sites—the "media asset" of the Web. This competitive advantage is a unique feature that clearly sets us apart from the competition.

        24/7 Real Media has a comprehensive suite of products based on the Open AdSystem platform. Since each of our products is derived from the Open AdSystem technology, we have several ways to effectively leverage our platform cost. For example, we believe our cost structure is relatively lower than some of our competitors because we can use one group of personnel to maintain and support several different products. In addition, we believe we have a competitive advantage in supporting and retaining customers because our customers can migrate between our products with minimal cost, labor, and downtime.

        Key benefits to advertisers and publishers of our Open AdSystem™ technology include the following:

  •
  Real-Time Management

    With our Open AdSystem technology, marketing campaigns are monitored and managed in real time enabling customers to more quickly make campaign refinements.

  •
  Campaign Scheduling

    Our Open AdSystem technology provides multiple delivery options to ensure optimal planning and reporting with respect to marketing campaigns.

  •
  Specific Targeting

    Our Open AdSystem technology, together with integrated plug-ins and modules offered by our strategic technology partners, enables our customers to refine the targeting capabilities of our products and services to their needs. In particular, we leverage our proprietary Open AdSystem technology platform and the technology of our strategic partners to offer our customers the ability to narrowly target ads to particular audience segments. We have the ability and expertise to target advertisements in a variety of ways, including, but not limited to, by:

Content:	A method consisting of identifying specified sites, sections, pages or positions on a page that receives ads;
Keyword:	A method consisting of serving ads related to specific words entered into a search engine by an online consumer;
Geography:	A method consisting of delivering ads based on country, state or zip code;
Domain-Type:	A method of locating users with the unique name that identifies an Internet site, such the domain which typically ends in .com, .net, .org;
Day-part:	A method consisting of specifying a particular hour of day or week the ad is viewed;
Frequency Capping:	A method consisting of defining the number of times a particular ad is delivered to the same user within a 24 hour period;
Pixel Tracking:	A method of determining the precise impetus for a particular user action; and
User Soft/Hardware:	A method of pin-pointing users based on their browser, browser version or operating system.
  •
  Flexible Reporting

    With our Open AdSystem technology, the number of reports that can be generated is unlimited and can be defined using many characteristics including site, advertiser, section, viewer, and click-throughs.

  •
  Inventory Management

    Our Open AdSystem technology helps publishers manage advertising revenue by forecasting the amount of advertising space available on their site. The Open AdSystem platform can automatically analyze historical data to project inventory capacity, and instantly determine the quantity of available inventory and the amount of inventory that already has been sold.

  •
  Flexible Format Delivery

    With our Open AdSystem technology, our customers can deliver and manage advertising in many different formats from standard banner advertisements to rich media advertisements including, but not limited to, streaming media; expanding ads; floating ads; interactive ads; window ads; interstitials; full page ads, and commercial breaks. We believe our Open AdSystem technology offers our customers one of the most robust advertisement delivery engines available.

        Our Open AdSystem platform consists of a comprehensive suite of software products designed to meet the individual needs of different Internet advertisers and publishers. Our key product offerings include our advertising delivery and management solutions: the Open AdStream™ software, the Open AdStream™ service, and the Open Advertiser™ service. Our product offering enables Internet publishers to generate advertising revenue with a choice of our Open AdStream software, our licensed advertising delivery and management software designed to run on local servers operated by our customer, and our Open AdStream service, an application distributed to our customers from software hosted centrally on our servers. Our Open Advertiser service, similar to our Open AdStream service, is an application distributed from our servers that enables Internet advertisers and their agencies to increase their return on investment and to streamline the advertising management process through analytical reporting.

  The Open AdStream™ Software

        We offer Internet publishers a licensed version of our OpenAdStream (OAS) advertising delivery and management software designed to run on local servers operated by our customer. We believe this application of the software offers our customers compelling advantages over other ad serving solutions, including the following:

  •
  Unparalleled Brand Protection Via Ownership and Control Of User Data

    Strong relationships with online consumers are key to building leading online brands that attract top dollars from advertisers. Publishers who use OAS retain control over their user data, just as offline media companies do with theirs. In no way does 24/7 Real Media exploit our client's user data for the Company's gain.

  •
  Control Over Ad Delivery

    Since the publisher operates, controls, and physically owns the equipment that is serving the ads, a local ad delivery installation maintains the maximum amount of control over ad serving.

  •
  Cost Advantage Based On Return On Investment (ROI)

    We believe a compelling cost advantage is created when publishers use OAS. Since the software is purchased and the publisher is not charged per ad delivered, they are able to leverage a virtually fixed-cost base, with minimal variable cost, for ad delivery.

  •
  Speed, Efficiency, And Scalability

    We believe our OAS local ad delivery architecture is faster and more efficient than third-party delivery since the advertisement comes directly from the publisher's servers. We have designed OAS to offer extreme scalability and believe OAS offers greater scalability than other products.

  The OpenAdStream™ Central Service

        We also offer Internet publishers our Open AdStream Central service, an application distributed to our customers from software hosted centrally on our servers. We host the software for our customers using multi-location, fully redundant data centers. Our Open AdStream Central service provides seamless advertising delivery and management services for Internet publishers and allows them to offer their advertisers sophisticated targeting and reporting capabilities. Our OAS Central service provides all the features and functionality of the locally installed OAS product within a secure, managed environment.

        Our Open AdStream Central service is priced per thousand ads delivered and is purchased by Internet publishers who do not wish to host a local ad serving solution because they do no want to devote the resources, time, or personnel required to host their own ad serving system. Our centrally hosted solution enables our customers to execute marketing programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

        Like all 24/7 Real Media products and services based on the Open AdSystem platform, our OAS Central service protects the user data that is a Web publisher's most important asset. We believe that our Open AdStream Central service is the only centrally-served ad management solution that can make this claim.

  The OpenAdvertiser™ Service

        Our Open Advertiser (OAD) service is our newest offering based on OAS software. Our OAD service, similar to our Open AdStream service, is an application distributed from our servers that enables Internet advertisers and their agencies to increase their return on investment and to streamline the advertising management process through analytical reporting. In particular, our OAD service is designed to enable agencies to precisely analyze their advertisers' campaigns and provide value-added recommendations for follow-up marketing programs through detailed analytical reporting options. OAD is currently in use by customers in Europe and is in development testing in the US, scheduled for release in the summer of 2003.

        As an agency's online advertising business grows, the customer data generated by marketing campaigns becomes the most important link between any agency and its advertising clients. Ownership and control of the commercial use of that data is the lifeblood of any marketing campaign and the place where an advertiser's brand is built and protected. We believe that when an agency works with other providers of third-party ad serving software, they engage in a process that, in the offline world, is like selling print ads and giving the service bureau the subscription list for the publication in the process. These providers of third-party ad serving software seek to use an advertiser's customer data to reach those customers for other marketing campaigns not conducted by that advertiser.

        Like all 24/7 Real Media products and services based on the Open AdSystem platform, our OAD service protects the user data that is a Web publisher's most important asset. OAD provides full control of all the data associated with each campaign, including the data on unique users—the aggregate of Web users who comprise advertisers' targets. We believe OAD enables agencies to build new business models based on the ownership and control of this customer data. In addition, agencies can monetize all the customer data associated with their online campaigns, leveraging this data for their clients and enabling them to build recurrent revenue streams. We believe our Open Advertiser service is the only centrally-served ad management solution in the world that can make this claim.

  Open Insight™ Audience Management and Web Analytics Tools

        In January 2003, we acquired Insight First, Inc. which enables us to provide tools for audience management and web analytics tools. Based on patent-pending technology, the Insight First™ web analytics solution is designed to speak the same language businesses use when talking about their customers. Insight First provides real-time reporting functionality and revenue-generating marketing intelligence to Internet publishers and helps marketers measure, analyze and monetize their audience. Our acquisition of Insight First accelerated our efforts to bring to market next generation technology that integrates audience management strategies and tools to help marketers leverage their customer relationships across content, e-commerce and other online applications.

  Technology Services

        We also provide technology services, including the support and resources that meet the varying needs of our customers. Our technology services include trafficking (the upload of creative units onto the Open AdStream software and distribution of corresponding links to campaign sites), consulting services (including customized implementation, unique reporting needs, integration of business data), customer support, training, and a help desk.

SALES ORGANIZATION

        We believe we maintain one of the best Internet advertising and technology sales organizations. We sell our products and services worldwide from 14 sales locations in 8 countries through a sales and marketing organization that included 63 sales professionals as of December 31, 2002. In the United States, these employees are located at our headquarters in New York and our sales locations in Los Angeles, San Francisco, Chicago, Denver, and Fort Washington, PA. Globally, we also have offices in Canada, France, Germany, Spain, Sweden, Switzerland and the United Kingdom.

        Advertisers can purchase regionally, pan regionally or internationally from any office in our system. Our Advertisers purchase advertising under written purchase order agreements that run for a limited duration. We believe the terms of our purchase order agreements are consistent with industry practice. These agreements typically require the advertiser to indemnify us for breach of representations and warranties by the advertiser and limit the right of the advertiser to cancel or modify a campaign once commenced. We sell sponsorship advertising whereby an advertiser enters into a long-term agreement with a single Web site, typically with exclusivity and renewal privileges and restrictions on the advertiser's ability to cancel the agreement. Sponsorship advertising involves a greater degree of cooperation among the advertiser, our Web sites and us. We believe that we have a competitive advantage due to the geographic breadth of our sales force and our ability to continually improve our sales and marketing capabilities.

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

PRIVACY PROTECTION

        The growth of our business and of the Internet depends on user trust in the integrity of the Internet. We believe that fostering user confidence in online privacy is an integral component of our mission to deliver the right message to the right user at the right time. We believe we have been, and will remain, a leader in respecting users' privacy in all of our marketing initiatives. We actively monitor privacy laws and regulations, and endeavor to comply with all applicable privacy requirements. We believe our view on privacy matters is consistent with the highest privacy standards in our industry, which rest on the principle that consumers must have notice and choice and the confidence that their information is secure.

        We may act on behalf of our customers to collecting non-personally identifiable information in the delivery of Internet advertising. When we perform such services, we provide notice to users about our use of such information and insist that our customers provide users the choice not to participate. Unlike some of our competitors, we do not collect or maintain a database of personally identifiable information about online consumers or associate online and offline information about users. We insist that our customers provide notice to users about the marketing uses of personally identifiable information collected online, including whether they associate online and offline information about users, and the provide users with the choice not to participate. We will not serve on behalf of our customers to associate any personally identifiable information about a user with such user's Internet browser or anonymous "cookie" unless that user has first been provided with notice about the collection and use of personally identifiable information about that user, and has affirmatively consented to participate. In addition, we believe that some sensitive information, such as health-related information, financial information or information regarding children, warrant higher levels of caution when used to target advertising. We will not make such sensitive information part of our targeting systems without the express affirmative consent of the user or the user's legal guardian, in the case of a child. Even in such event, we insist that our customers have privacy policies consistent with the highest industry standards.

        We designed our Open AdSystem™ technology platform to help protect the privacy of online consumers. In particular, we offer a Privacy-Proxy module for Open AdStream designed to act as a third-party ad intermediary that safeguards a visitor's private information. We believe our privacy position is a significant competitive advantage.

INTERNATIONAL OPERATIONS

        Headquartered in New York, 24/7 Real Media currently has offices/representatives in seven cities, spanning North America. Through our wholly-owned subsidiary, Real Media Europe, and our associates, Real Media Korea and Real Media Latin America, we provide coverage in Europe, Asia and Latin America.

INTELLECTUAL PROPERTY

        We own U.S. Patent No. 6,026,368 entitled "On-Line Interactive System And Method For Providing Content And Advertising Information To A Targeted Set of Viewers." The '368 patent, which expires in 2015, embodies pioneering technology in the field of targeted delivery of content. The '368 patent relates to an online system for managing the delivery of targeted ads or other content that adjusts the priorities associated with such ads or content in order to satisfy exposure goals or other predetermined criteria. In January of 2003, the U.S. Patent and Trademark Office granted us a notice of allowance for an additional patent relating to the sequencing of advertising, which we believe further extends our competitive advantage.

        We have pursued a strategy of aggressively seeking to license our '368 patent and prosecuting enforcement actions against those with whom we cannot reach license agreements on commercially reasonable terms. Licensees of our '368 patent include DoubleClick, Advertising.com and ValueClick. We believe that our '368 patent cannot be circumvented easily by our competition.

        In January 2003, we acquired web analytics technology for which a patent application currently is pending. The acquired web analytics technology uses a proprietary taxonomy engine to speak the same language that a business uses when talking about its customers. It is designed to provide revenue-generating marketing intelligence to web site publishers and help companies measure, analyze and monetize their interactive audience. Among other functions, the acquired web analytics technology is designed to enable marketers to perform behavioral segmentation and clickstream analysis, and allow customers to leverage behavioral information across other applications such as e-commerce or content.

        In 2002, we acquired U.S. Patent Number 5,446,919, entitled "Communication System and Method with Demographically or Psychographically Defined Audiences," which broadly covers communication systems, including the Internet, interactive and cable television, and wireless phone systems, in which advertisements and other media messages are determined by demographic or psychographic information associated with the user. This patent expires in 2012.

        Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary rights and intellectual property. We have filed and intend to file additional applications with the United States Patent and Trademark Office to protect additional aspects of our Open AdSystem and other technologies we develop or acquire. We also have applied to register our trademarks both domestically and internationally. We note that, for a variety of reasons beyond our control, our trademark registrations and patent applications may not be approved or granted and may be challenged by others or invalidated through administrative process or litigation. Patent, trademark, copyright and trade secret protection may not be available in every country in which we provide our products and services or otherwise conduct our operations. We protect our intellectual property and other proprietary rights through the use of confidentiality agreements with employees, consultants and customers and the selective use of enforcement litigation.

COMPETITION

        The market for Internet advertising and marketing services remains very competitive. We believe our ability to compete depends on many factors including the following:

  •
  our ability to adapt and scale our existing technology, and develop and bring to market new technologies, as customer needs evolve;

  •
  the timing and acceptance of new products and services and enhancements to existing products and services developed either by us or acquired;

  •
  the performance, functionality, price and reliability of our products and services;

  •
  our global sales and marketing efforts;

  •
  our customer service and support efforts; and

  •
  the relative impact of general economic and industry conditions on either us or our competitors.

        Other competitive factors include our competitors' reputation, financial resources, knowledge of the advertising market, corporate governance and financial controls, geographical coverage, customer relationships, technological capability and quality and breadth of services.

        We compete against other established providers of ad serving solutions and several other companies that provide third-party ad serving services as well as start-up companies with untested products and services. Our competitors for ad serving solutions include DoubleClick, ValueClick, Avenue A and, to a lesser extent, Advertising.com, Accipiter, Blue Streak, and Falk among others.

        We compete against a vast number of web publishers and portals for Internet advertising revenues. We also compete with a variety of Internet advertising networks and companies that facilitate Internet advertising. Specifically, our 24/7 Network of web sites competes for marketers with a variety of other Internet advertising networks, including MaxWorldwide, Advertising.com, ValueClick, and Interep Interactive. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets.

        We compete against a variety of new and innovative companies in the fast-growing market for performance-based Internet search marketing solutions. 24/7 Website Results encounters competition from several other companies that provide service optimization as well as start-up companies with untested search marketing solutions. In particular, we compete against Inceptor, Traffic Leader and GoToast for marketing customers looking to drive traffic to their web sites using performance-based key word search services. We believe our relationships with major search engines, some of which are exclusive, provides 24/7 Website Results with a competitive advantage in helping our customers get weel represented within the search results for selected keyphrases. We also believe our full-service approach to Internet marketing, enables us to better serve our customers and leverage our resources to gain market intelligence necessary to develop innovative strategies that complement our core solutions.

        We expect to encounter new forms of competition and competitors as our market further matures. We have begun to face competition from other sources, including content aggregators, companies engaged in ad sales networks, advertising agencies, and other entities that facilitate Internet advertising. Additionally, the search engine partners of 24/7 Website Results may decide in the future to develop a competing product internally. From time to time, we also have encountered competition from regional competitors in each of our business lines.    Some of our existing competitors, as well as a number of potential new competitors, may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We believe we have adapted successfully to market conditions and will continue to capture market share, define industry standards, and anchor our company to remain a leading developer and global provider of technology-driven solutions for Internet marketing.

EMPLOYEES

        As of December 31, 2002, we employed approximately 256 persons worldwide, including approximately 162 in operations, sales, marketing and customer support, 36 in technology and product development, and 58 in accounting, human resources and administration. The Company's subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to and in accordance with applicable law. We believe that we enjoy a good relationship with our employees.

COMPANY HISTORY

        Each of our predecessors was an early entrant in the Internet advertising market. 24/7 Media, our legal and accounting predecessor, has been publicly-traded since August 1998 and was formed earlier that year in a consolidation of three Internet advertising companies. 24/7 Media's solutions included advertising and direct marketing sales, ad serving, promotions, email services, search engine optimization services and broadband/convergence solutions. Following the downturn in the global economy and, in particular, the correction in the Internet market, 24/7 Media executed a strategic plan to reduce costs in operations by focusing on its core businesses and geographies, internet advertising delivery and management, and divesting non-core assets. Real Media was a privately-held company that commenced sales of its Internet advertising solutions, including first generation Open AdStream software, in 1996 and operated small advertising networks in the United States and Europe. The execution of our merger has created lasting cost synergies through the rationalization of our technology platforms, the elimination of redundant personnel, and the consolidation of our facilities.

        24/7 Real Media finished 2002 as one of the few remaining long-term, on-line integrated technology and media players. Our customers continue to rely on the combination of our proprietary Open AdStream technology and our comprehensive suite of media and marketing services as a means of driving advertising revenue consistent with the goal of building and protecting their customer relationships. With the acquisition of Insight First in January 2003, we accelerated our efforts to bring to market next generation technology that integrates audience management and web analytics tools to help Internet marketers leverage their customer relationships across content, e-commerce and other online applications.

RECENT DEVELOPMENTS

Acquisition of Insight First, Inc.

        On January 21, 2003, we entered into an Asset Purchase Agreement with Insight First, Inc. and its primary stockholders (the "Sellers"). Pursuant to the terms of the Asset Purchase Agreement, we purchased from the Sellers certain assets, including specific contracts, intangibles and employee relationships, related to Sellers' web analytics solutions, including the intellectual property relating to specific products in exchange for 3,526,093 shares of our common stock valued at approximately $1.06 million, plus $150,000 in cash. In addition, we may pay contingent consideration in the future of up to $2.2 million, in either cash or common stock, in the Company's discretion, subject to achievement of earn-out targets relating to revenue generated by the business. We agreed to register for resale shares of our common stock issued at closing. In the event that such registration has not been effected prior to the 90th business day following the closing, we may be required to repurchase from the Sellers up to an aggregate $114,160 of our common stock issued at closing.

Disposition of iPromotions, Inc.

        On January 31, 2003, we entered into an Asset Purchase Agreement with iPromotions, Inc., a new corporation formed by private investors including some of our employees. Pursuant to the terms of the Asset Purchase Agreement, we sold to the investors, specific contracts, intangibles and employee relationships related to our iPromotions business, including the intellectual property relating to specific products, in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on an as converted basis. The loss on the transaction is not significant.

ITEM 2. PROPERTIES.

        Our principal executive offices are located at 1250 Broadway, New York, New York. They consist of approximately 28,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $800,000, subject to increase annually to reflect increases in operating expenses.

        In addition, we currently lease office space in the following domestic locations:

  •
  Chicago. IL

  •
  Denver, CO

  •
  Los Angeles, CA

  •
  San Francisco, CA

  •
  Fort Washington, PA

        Furthermore, we currently lease office space in the following countries for our international operations:

  •
  Canada

  •
  United Kingdom

  •
  France

  •
  Germany

  •
  Spain

  •
  Sweden

  •
  Switzerland (European HQ)

        We are continually evaluating our facilities requirements.

ITEM 3. LEGAL PROCEEDINGS.

Chinadotcom Corp.

        On February 19, 2003, the Company filed a complaint against Chinadotcom Corporation for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between the Company and Chinadotcom. The complaint seeks monetary damages in excess of $6 million as well as certain equitable relief. Chinadotcom has until April 17, 2003 to answer or otherwise respond to the complaint. We recently became aware that Chinadotcom may have filed an action in a court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd. If this action is formally commenced, the Company will indemnify Mr. Moore and assume his defense, which it intends to vigorously assert.

Avenue A, Inc.

        On April 19, 2002, Avenue A, Inc. filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No, 6,206,368 is invalid and not infringed by Avenue A. The complaint also seeks injunctive relief and recovery of attorney's fees. On May 10, 2002, the Company filed its answer to the compliant, in which the Company denied the material allegations of the compliant and asserted a counterclaim for infringement of the '368 patent. On January 2, 2003, Avenue A filed a motion for summary judgment of non-infringement, to which the Company will file papers in opposition on April 28, 2003. The parties are presently in discovery.

ValueClick

        On February 6, 2002, we filed a summons and complaint against ValueClick, Inc. and its subsidiary, Mediaplex, Inc., the US District Court for the southern district of New York, alleging that they infringe U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint sought monetary damages, injunctive relief, and recovery of attorneys' fees and costs.

        On February 21, 2002, ValueClick, Inc. and Mediaplex, Inc. filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers" is invalid, unenforceable and not infringed by ValueClick and Mediaplex. The complaint also sought injunctive relief and recovery of attorneys' fees. In December 2002, we reached a settlement agreement with ValueClick pursuant to which ValueClick made a cash payment to us and received a non-exclusive license under our '368 Patent.

Beate Uhse

        In January 2002, the Company's German subsidiary Real Media Germany filed suit in the commercial court of Flensburg, Germany for breach of contract. The Company alleges that under Article 87 of the Handelsgesetzbuch (Commercial Code) Beate Uhse owes Real Media for all revenue generated on Beate Uhse's behalf for the calendar year 2002 prior to the cancellation of the contract by Beate Uhse. The sum in dispute is approximately $800,000. We have retained $400,000 of revenue generated by Beate Uhse in January 2002. Beate Uhse has counterclaimed for this amount. Both parties have appeared before the Flensburg court, which has scheduled a hearing on April 24, 2003 to further review the evidence.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

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

        Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the Nasdaq National Market under the symbol "TFSM." In June 2002, we transferred our common stock to the Nasdaq SmallCap Market. Accordingly, the following table sets forth the high and low sales prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market and the Nasdaq SmallCap Market.

	High	Low
YEAR ENDED DECEMBER 31, 2001
First Quarter	2.22	0.25
Second Quarter	0.76	0.19
Third Quarter	0.34	0.09
Fourth Quarter	0.48	0.11
YEAR ENDED DECEMBER 31, 2002
First Quarter	0.30	0.16
Second Quarter	0.33	0.19
Third Quarter	0.65	0.20
Fourth Quarter	0.45	0.14

        On March 26, 2003, the last reported sale price for our common stock on the NASDAQ SmallCap Market was $0.26.

HOLDERS OF RECORD

        Our authorized capital stock consists of 140,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2002, there were 59,219,844 shares of our common stock, and 925,000 shares of our preferred stock outstanding. As of December 31, 2002, there were approximately 1,439 holders of record of our common stock.

DIVIDENDS

        We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

        Acquisition of Insight First, Inc.

        On January 21, 2003, we acquired the assets of the web analytics solutions business of Insight First, Inc. in exchange for 3,526,093 shares of our common stock, par value $0.01 per share valued at approximately $1.06 million, plus $150,000 in cash. In addition, we may pay contingent consideration in the future of up to $2.2 million, in either cash or Common Stock in our discretion, subject to achievement of specific performance milestone by the business.

        In connection with the transaction, we agreed to register for resale, on behalf of the stockholders of Insight First, Inc., all of the shares issued by us. In our opinion the issuance of shares to Insight First, Inc. was exempt from registration pursuant to Section 4(2) of the Securities Act due to the fact the transaction did not involve a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The table containing the Equity Compensation Plan Information is included in Item 12 for this Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

        The selected consolidated financial data as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of December 31, 2000, 1999 and 1998 and for each of the years in the two-year period ended December 31, 1999 are derived from our audited financial statements, which are not included herein. We believe that due to the many acquisitions and dispositions that we made in recent years, the period to period comparisons for 1998 through 2002 are not meaningful and should not be relied upon as indicative of future performance.

        You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$28,800	36,470	121,867	$84,352	$20,747
Technology solutions	13,758	9,760	16,503	—	—
Other	—	—	—	—	119

Total revenues	42,558	46,230	138,370	84,352	20,866

Cost of revenues:
Integrated media solutions	19,321	32,213	95,020	61,472	16,149
Technology solutions (exclusive of $7 in 2002 reported below as stock-based compensation)	3,448	2,855	5,216	—	—

Total cost of revenues	22,769	35,068	100,236	61,472	16,149

Gross profit	19,789	11,162	38,134	22,880	4,717

Gross profit percentage	46.5%	24.1%	27.6%	27.1%	22.6%
Operating expenses:
Sales and marketing (exclusive of $68, $512, and $1,965, respectively, reported below as stock-based compensation)	12,675	19,825	41,353	20,157	8,235
General and administrative (exclusive of $2,665, $1,206, and $2,306, respectively, reported below as stock-based compensation)	14,212	33,262	47,388	17,693	8,827
Product development (exclusive of $50, $(60), and $215, respectively, reported below as stock-based compensation)	3,924	11,592	16,383	1,891	2,097
Amortization of goodwill, intangible assets and advances	2,057	14,087	110,975	15,627	5,722
Stock-based compensation	2,790	1,658	4,486	313	569
Write-off of acquired in process technology and merger related costs	—	—	636	—	5,000
Restructuring costs	2,048	18,142	11,731	—	—
Loss (gain) on sale of non-core assets, net	327	(2,000)	—	—	—
Impairment of intangible assets	—	56,707	494,858	—	—

Total operating expenses	38,033	153,273	727,810	55,681	30,450

Loss from operations	(18,244)	(142,111)	(689,676)	(32,801)	(25,733)
Interest income (expense), net	(268)	790	1,359	3,005	576
Gain on sale of investments	—	4,985	52,059	—	—
Gain on exchange of patent rights, net	—	—	4,053	—	—
Impairment of investments	—	(3,089)	(101.387)	—	—
Other Income	1,013	—	—	—	—

Loss from continuing operations	(17,499)	(139,425)	(733,592)	(29,796)	(25,157)
Loss from discontinued operations	—	(60,170)	(46,330)	(9,266)	(276)

Net loss	(17,499)	(199,595)	(779,922)	(39,062)	(25,433)
Dividends on preferred stock	(189)	—	—	—	—
Preferreds stock conversion discount	(6,628)	—	—	—	—

Net loss attributable to common stockholders	$(24,316)	$(199,595)	$(779,922)	$(39,062)	$(25,433)

Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividend and discount	$(0.33)	$(3.14)	$(21.99)	$(1.49)	$(2.45)
Preferred stock dividends and conversion discount	(0.13)	—	—	—	—

Loss from continuing operations	(0.46)	(3.14)	(21.99)	(1.49)	(2.45)
Loss from discontinued operations	—	(1.35)	(1.39)	(0.47)	(0.03)

Net loss attributable to common stockholders	$(0.46)	$(4.49)	$(23.38)	$(1.96)	$(2.48)

Weighted average shares outstanding	53,000,957	44,438,527	33,363,613	19,972,446	10,248,677

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$7,674	$6,974	$24,852	$41,170	$34,049
Working capital (deficit)	909	(7,973)	21,072	41,189	31,290
Goodwill	2,621	7,901	37,916	55,272	10,935
Intangible assets, net	6,007	6,617	42,115	—	—
Total assets	33,967	45,588	251,843	527,854	63,108
Long-term obligations	8,234	5,189	153	13	34
Total stockholders' equity	6,884	10,852	209,567	397,791	51,087

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        We develop and provide technology-driven solutions for interactive marketing. Our Open AdSystem™ platform, based on our patent protected technology, empowers Internet marketers to target, convert and retain their best online customers and manage and protect customer relationships. We offer the clear alternative for Internet marketers who do not want their customer information systematically gathered by a third-party ad serving company for its own commercial prospecting and database purposes. With our proprietary solutions, our customers remain in control of the consumer information generated by their Internet marketing campaigns and use that information in real time to optimize their marketing efforts. We work closely with our customers to implement integrated, value-enhancing solutions to manage critical aspects of Internet marketing from ad sales and media representation to campaign planning, execution and optimization as well as audience measurement and analysis. We believe our technology solutions, and our media and marketing services, offer highly controllable and cost-effective methods for generating advertising revenue consistent with the goal of building and protecting customer relationships.

        We generate revenue in two business segments: Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

        Our Media Solutions consist of the following services: (i) the 24/7 Web Alliance, a global alliance of Web sites where advertisers can place a global run-of-network ad campaign, or target ads by content, by geography, by time or by part of day; (ii) 24/7 Website Results, a performance-based search engine pay-for-inclusion service where we perform a custom buildout containing all relevant keywords and keyword phrases and advertisers pay only when users search on one of those phrases and click-through to the advertiser's website from search listings; and (iii) other services including: desktop messaging services and brokerage activities for internet promotions and e-mail marketing. Our 24/7 Web Alliance includes the 24/7 Network of Web sites, which uses our Open AdStream technology solutions to deliver and manage Internet advertisements, and our 24/7 Portfolio, which comprises Web sites with whom we provide services independent of our 24/7 Network.

        We generate revenue through the 24/7 Web Alliance from fees paid by client advertisers. We typically offer advertisers a pricing model based on cost-per-thousand-impressions ("CPM") enabling a client advertiser to pay a fee based on the number of times its ad is viewed. We may also offer advertisers performance-based pricing models that may include cost-per-click ("CPC") pricing allowing a client advertiser to pay us only when a user clicks on the advertiser's ad or performs a specific action, such as a clicking on a uniform resource link ("URL"), downloading software, registering for membership or other transactions. We share the revenue generated through the 24/7 Web Alliance with Web sites included in the 24/7 Web Alliance. With respect to our 24/7 Network Web sites, our revenue share generally ranges between 40% and 50% depending on, among other things, our Web site partner's audience size, number of unique visitors, impressions and page views, and the prominence of our partner's brand name. With respect to our 24/7 Portfolio Web sites, our revenue share ranges between 35% and 45% depending on similar factors.

        The following table shows by quarter the number of active advertiser accounts and the number of paid impressions since January 1, 2002. We believe that metrics prior to 2002 are not comparable due to the acquisition of Real Media.

	Number of Active Client Accounts	Number of Paid Impressions
		(in billions)
Q4 2002	518	4.8
Q3 2002	502	3.0
Q2 2002	529	3.3
Q1 2002	558	4.2

        We generate revenue through 24/7 Website Results from fees paid by advertisers. We offer advertisers a CPC pricing model. We use proprietary technology to help Internet marketers determine a set of keyword phrases most relevant to their site and agree on a CPC fee they will pay for traffic directed to their Web sites. Through our search engine relationships, we help ensure that our clients are well represented in the search results for the selected keyword phrases. We share the revenue generated through 24/7 Website Results with our search engine partners. Our revenue share may range between 35% and 45% depending on, among other things, our distribution partner's size, number of unique visitors, impressions and the number of searches conducted, and the prominence of our partner's brand.

        The following table shows by quarter the number of active advertiser accounts and the number of valid visitors for 24/7 Website Results since January 1, 2002

	Number of Active Client Accounts	Number of Valid Visitors
		(in millions)
Q4 2002	472	12.5
Q3 2002	358	9.6
Q2 2002	294	10.7
Q1 2002	298	8.4

        In order to increase our revenue, we must continue to increase the number of advertisers we service, the number of paid ad impressions and click-throughs on the 24/7 Web Alliance and our portfolio Web sites, the number of valid visitors to Web sites of our search marketing clients and the CPM or CPC fees that we earn. We drive ad impressions and click-throughs by increasing the number of Web sites in the 24/7 Web Alliance and other Web sites for whom we provide services, and by building relationships with Web sites that have deep, high-quality content and large audiences. We drive traffic to our Website Results clients primarily by adding new search engine distribution partners and improving our placement with existing distribution partners.

Technology Solutions

        Our Technology Solutions consist of the following products and services: (i) the Open AdStream™ software ("OAS Local"), a turnkey Internet advertising delivery and management solution installed locally on our clients' servers; (ii) the Open AdStream service ("OAS Central"), an Internet advertising delivery and management service for website publishers using our Open AdStream software distributed centrally from our servers on an application service provider basis; (iii) the Open Insight™ service, a service that uses our proprietary software to measure and analyze audience behavior for client Web sites; and (iv) the Open Advertiser™ service ("OAD"), an Internet advertising delivery and management service for advertisers and ad agencies distributed centrally from our servers on an application service provider basis.

        We generate revenue from licensing our Open AdStream software to client Web sites. Our license agreements typically provide for an upfront license fee and a software maintenance and service fee. We negotiate license fees based on, among other things, the forecasted number of impressions a client website will deliver using our software and several other factors. To a lesser extent, we also generate revenue by providing professional services charged at an hourly rate.

        We generate revenue from our Open AdStream service from fees paid by client Web sites. We typically offer Web sites a CPM based pricing model allowing the client Web site to pay us based on ad impressions. For these client Web sites, an "impression" includes the delivery by us at their request of any advertisement or other marketing material. Our OAS Central revenue is determined by multiplying the CPM rate by the number of impressions delivered and is typically billed on a monthly basis. To a lesser extent, we also generate revenue from fees paid to us by our client Web sites for trafficking their advertisements. Trafficking advertisements typically refers to entering advertisement creative material and campaign specifications into our software engine.

        We generate revenue from our newly acquired Open Insight service from fees paid by client Web sites. We typically offer Web sites page-view-based pricing enabling the client website to pay us based on how many page views are measured. Our service revenue is calculated by multiplying the CPM rate by the number of page views delivered. To a lesser extent, we also generate revenue by providing professional services charged at an hourly rate. We acquired Insight First in January 2003 and, therefore, have not yet generated significant revenue from this product offering.

        Beginning in 2003, we will generate revenue from our Open Advertiser service from fees paid by client advertisers and agencies. We have been generating revenue from Open Advertiser in Europe since mid-2001. Domestically, we have not generated significant revenue from our Open Advertiser service because it is in development and existing customers are in the beta implementation process. We expect to launch our Open Advertiser service in the United States in the summer of 2003.

        The following table shows by quarter certain metrics for our Technology Solutions for 2002. We believe that metrics for periods prior to 2002 are not comparable because our Technology Solutions then included a different product mix.

	OAS Local	OAS Central and OAD
	Number of Active Client Accounts	Number of Active Client Accounts	Number of Paid Impressions
			(in billions)
Q4 02	258	192	7.5
Q3 02	273	179	6.4
Q2 02	271	173	5.1
Q1 02	274	172	4.9

        In order to increase our revenue from our Open AdStream solutions, and our Open Insight and Open Advertiser solutions, we must continue to increase the number of client web publishers and advertisers we service, the number of paid ad impressions delivered using our services, and the licensing or CPM fee that we earn. We believe we can increase the number of clients to whom we provide technology and services, and the license fees and CPM fees we charge, by developing and providing next generation technology products and services, including launching our Open Advertiser service, and by leveraging the design features of our technology and services to increase our ability to target high-quality audience segments.

        Since the formation of 24/7 Real Media through the merger of 24/7 Media, Inc. and Real Media, Inc. in October 2001, we have established a track record of improved operating results and innovation. Each of our predecessors was an early and successful entrant in the Internet advertising market. 24/7 Media, our predecessor, has been publicly-traded since August 1998 and was formed earlier that year in a consolidation of three Internet advertising companies. Real Media was a privately-held company that commenced sales of its Internet advertising solutions, including the first generation of our Open AdStream software, in 1996. 24/7 Real Media finished 2002 as the one of the few remaining online integrated media and technology players.

        In December 2002, the 24/7 Alliance served 2.5 billion impressions, 24/7 Website Results had 472 active customer accounts, and our Technology Solutions were used by approximately 450 clients worldwide. Our customers continue to rely on the combination of our proprietary technology and our comprehensive suite of media and marketing services as a means of driving advertising revenue consistent with the goal of building and protecting their customer relationships. With the acquisition of Insight First in January 2003, we now will be able to provide a more comprehensive suite of integrated marketing solutions that includes audience management and web analytics tools. Our aim is to remain the leading gateway to the full spectrum of technology-driven solutions for interactive marketing.

CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition

Integrated Media Solutions

        24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. 24/7 Website Results revenues are derived from driving traffic to a client Web sites. Email related revenues are derived from delivering advertisements to email lists for advertisers and Web sites. Agreements are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

Technology Solutions

        Our Technology Solutions revenues are derived from licensing our software, ad serving, and maintenance and technical support contracts. Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" upon delivery of the software, which is generally when the software is made available for download, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Revenue from ad serving is recognized as services are delivered. The contracts are usually for a one-year period and are billed on a monthly basis.

        Revenue from maintenance and technical support contracts is recognized ratably over the life of the maintenance agreements, which typically do not exceed one year. Maintenance and technical support revenue invoiced in advance of the related services is recorded as deferred revenue. Expense from the Company's licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

        In 2003, the Company changed to a subscription based contract model for new customers of our OAS Local software. Total contract value will be recognized ratably over the term of the contract. This will have a modest negative impact on 2003, but any impact will be recaptured in subsequent years.

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

Investments

        We record an impairment charge when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Contingencies and Litigation

        We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, "Accounting for Contingencies" and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Restructuring Activities

        Restructuring activities in 2002 are accounted for in accordance with SFAS No. 146. Prior to 2002, restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees.

RESULTS OF OPERATIONS—2002 COMPARED TO 2001

FACTORS AFFECTING COMPARABILITY OF 2002 to 2001

        On October 30, 2001, we acquired Real Media. This accounted for $3.4 million of revenue in the fourth quarter of 2001, which was equally derived from the Integrated Media Solutions and Technology Solutions segments. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open AdStream technology and to abandon our existing ad serving technology, 24/7 Connect. The transition of the 24/7 Web Alliance business onto the Open AdStream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with having two ad serving platforms. Throughout 2001 and into 2002, in accordance with our business plan, we acquired, divested or discontinued many of our non-core assets, including:

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

        The revenue attributed to the disposition of these non-core assets for the year ended December 31, 2002 and December 31, 2001 was approximately $1.6 million and $15.4 million, respectively, not including approximately $16.7 million in 2001 that is included as part of discontinued operations. Our Technology Solutions segment is not comparable between periods as the revenue in 2002 is derived solely from operations that were acquired with Real Media in October 30, 2001, while the revenue in 2001 primarily relates to operations that have been sold or shut down, including Exactis and Sabela.

        As a result of our cost-cutting and divestiture efforts, which began in November 2000 through December 31, 2001, we significantly reduced our headcount and closed several offices, both domestic and international. The core elements of our business that remain are:

  •
  The 24/7 Web Alliance—a global alliance of Web sites where advertisers can place a global ad campaign or geographically select regions of the world to target;

  •
  24/7 Website Results—performance based search marketing services; and

  •
  Open AdStream—advertising delivery and management for Web sites, ad agencies, and advertisers.

        On September 19, 2002, we acquired certain assets of Vflash d/b/a Now Marketing; however, this did not contribute significantly to revenue.

        The following table compares the 2002 results of operations to 2001 results of operations:

	Years ended December 31,
			Dollar Variance	Percentage Variance
	2002	2001
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$28,800	$36,470	$(7,670)	-21.0%
Technology solutions	13,758	9,760	3,998	41.0%

Total revenues	42,558	46,230	(3,672)	-7.9%
Cost of revenues:
Integrated media solutions	19,321	32,213	(12,892)	-40.0%
Technology solutions	3,448	2,855	593	20.8%

Total cost of revenues	22,769	35,068	(12,299)	-35.1%
Gross profit	19,789	11,162	8,627	77.3%

Gross profit percentage	46.5%	24.1%	-22.4%	-92.6%
Operating expenses:
Sales and marketing	12,675	19,825	(7,150)	-36.1%
General and administrative	14,212	33,262	(19,050)	-57.3%
Product development	3,924	11,592	(7,668)	-66.1%
Amortization of goodwill, intangibles and advances	2,057	14,087	(12,030)	-85.4%
Stock-based compensation	2,790	1,658	1,132	68.3%
Restructuring costs	2,048	18,142	(16,094)	-88.7%
Loss (gain) on sale of non-core assets, net	327	(2,000)	2,327	-116.4%
Impairment of intangible assets	—	56,707	(56,707)	-100.0%

Total operating expenses	38,033	153,273	(115,240)	-75.2%

Loss from operations	(18,244)	(142,111)	123,867	87.2%
Interest income (expense), net	(268)	790	(1,058)	-133.9%
Gain on sale of investments	—	4,985	(4,985)	-100.0%
Impairment of investments	—	(3,089)	3,089	-100.0%
Other income	1,013	—	1,013	100.0%

Loss from continuing operations	(17,499)	(139,425)	121,926	87.4%
Loss from discontinued operations	—	(60,170)	60,170	100.0%

Net loss	$(17,499)	$(199,595)	$182,096	91.2%

REVENUES

        INTEGRATED MEDIA SOLUTIONS.    Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Website Results and Other Services. 24/7 Web Alliance generated $17.7 million in revenue in 2002 compared to $22.2 million in 2001, a decrease of 20.3%. The decrease is due to the difficult environment for advertising, especially digital marketing, as well as a planned temporary reduction in capacity as we transitioned from the more costly 24/7 Connect to Open AdStream technology in the first quarter of 2002. In October 2001, we acquired Real Media, which represented approximately $1.7 million in 24/7 Web Alliance revenue in 2001. In the beginning of 2002, the 24/7 Web Alliance operations of Real Media in the US were combined with the operations of 24/7 Media, so that a meaningful year-over-year comparison cannot be made, although the media operations of Real Media in the United States were not significant. The international operations of Real Media for the two months that Real Media was included in 2001 represented approximately $1.4 million of 24/7 Web Alliance revenue, compared to the full year total of $4.9 million in 2002.

        24/7 Website Results revenue increased to $8.3 million in 2002 from $6.2 million in 2001, an increase of 33.9%. This is due to an increase in the number of clicks delivered to our client Web sites as a result of expanding our strategic relationship with traffic providers and increasing the number of traffic providers. The average CPC per customer has remained consistent year over year despite a slight trend down in the industry; however, the weighted average CPC has decreased as larger advertisers, who generally receive lower price due to volume, are providing more of the revenue.

        Other Services revenue is generated primarily from e-mail and iPromotions. E-mail revenue decreased 77.8% from $7.2 million in 2001 to $1.6 million in 2002 due to our strategic decision to exit the e-mail business. We sold the US email management product, known as 24/7 Mail, to Naviant on May 3, 2002. We maintain the ability to sell e-mail domestically as a broker through Naviant's 24/7 Mail and internationally without restriction. In January 2003, we sold our iPromotions unit, which accounted for $1.2 million revenue in 2002 and $0.9 million in 2001.

        TECHNOLOGY SOLUTIONS.    Technology revenue of $13.8 million in 2002 is solely related to operations that were acquired with Real Media and are generated from our Open AdStream platform. Revenue from our products that we host, including OAS Central and OAD, continued to grow during 2002 as impressions delivered climbed from 4.9 billion in the first quarter to 7.5 billion in the fourth quarter. The $9.8 million in revenue in 2001 consists of $6.3 million from Exactis, which was sold in May 2001; $1.8 million from Sabela, which was sold in May 2001; and $1.7 million from Real Media, which was acquired in October 2001 and whose results were included for two months.

COST OF REVENUE AND GROSS PROFIT

        INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (for 24/7 Web Alliance), a list provider (for e-mail) or a traffic provider (for 24/7 Website Results), which are usually calculated as a percentage of revenues. Cost of revenue also includes depreciation of our 24/7 Connect ad serving system (in 2001) and bandwidth costs. In 2002, the actual costs associated with ad serving were accounted for in the cost of revenues for the Technology Solutions segment which then charged the Integrated Media Solutions segment a CPM, making these costs variable instead of fixed as they were previously accounted for when we used 24/7 Connect. Gross margin increased from 11.7% for the year ended December 31, 2001 to 32.9% for the year ended December 31, 2002. The increase in margin is due to lower ad serving costs in 2002 as fixed costs of 24/7 Connect were a substantial percentage of our 2001 revenue, which adversely affected the gross margin; additionally, the royalty percentages paid to 24/7 Web Alliance affiliate is trending lower. Excluding the US email product, the margins were 32.5% and 10.3% for the years ended December 31, 2002 and December 31, 2001, respectively.

        TECHNOLOGY COST OF REVENUES AND GROSS PROFIT.    The cost of technology revenues consists of the cost of operating equipment and broadband capacity for our third party ad serving solutions and payroll costs to support software, offset by the portion allocated to the Integrated Media Solutions segment for ad serving. Gross margin increased from 70.7% for the year ended December 31, 2001 to 74.9% for the year ended December 31, 2002. As noted above, the periods are not comparable, as the segment is comprised of almost entirely different operations.

        OPERATING EXPENSES.    Each of sales and marketing, general and administrative, product development and amortization expense decreased significantly in the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of our restructuring activities, the decision to exit Latin America and the sales of Sabela, Exactis and certain assets related to the US email management product. The decreases were partially offset by the acquisition of Real Media.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased as a percentage of revenue from 42.9% for the year ended December 31, 2001 to 29.8% for the year ended December 31, 2002 as result of our rationalization efforts. Rationalization efforts decreased headcount by approximately 30 and approximately 10 employees were transferred to Naviant, leaving approximately 140 sales and marketing employees at December 31, 2002.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses decreased as a percentage of revenue from 71.9% for the year ended December 31, 2001 to 33.4% for the year ended December 31, 2002. The significant decrease is due to our reductions of headcount, office space, professional fees and related expenses. As the economy deteriorated in 2001, we accrued significant bad debt reserves; however, positive collection efforts in 2002 have reduced the required reserves; therefore, we enjoyed a net benefit from bad debt expense reversals for the year of approximately $0.2 million. Rationalization efforts reduced headcount by approximately 25 employees during 2002, leaving approximately 60 general and administrative employees at December 31, 2002.

        PRODUCT DEVELOPMENT EXPENSES.    Product development expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities. Product development expenses decreased as a percentage of revenue from 25.1% for the year ended December 31, 2001 to 9.2% for the year ended December 31, 2002. The decrease is due to the sale of Exactis on whose technology we spent significant amounts and our focus on OAS which requires less enhancements than 24/7 Connect. Also, the expense decreased in 2002 as costs related to developing our Open Advertiser product were capitalized. We capitalized approximately $1.0 million during 2002 and will continue to capitalize costs until OAD is ready for general release, which is expected during the summer of 2003. Product development headcount was reduced by approximately 50 employees during 2002, leaving approximately 35 at December 31, 2002.

        AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES.    Amortization expense is broken down as follows:

Acquisition	2002	2001	Reason for Change
Real Media	$1,000	$167	Acquired October 30, 2001
Website Results	941	5,453	SFAS 142, Impairment
Now Marketing assets	116	—	Acquired September 19, 2002
ConsumerNet (Mail)	—	5,653	SFAS 142, Sold May 3, 2002
Canada	—	1,981	SFAS 142
Exactis	—	833	Impairment, Sold May 15, 2001

	$2,057	$14,087

        SFAS No. 142 states that goodwill is no longer amortized as of January 1, 2002, the adoption of which reduced amortization expense by approximately $7.7 million. The remaining decrease is due to the disposition of assets and the impairment of intangible assets on Website Results. Our net loss attributable to common stockholders for 2001, excluding goodwill amortization would have been $(191.8) million or $(4.31) per share.

        The amortization expense and net loss from operations for the year ended December 2001 and 2000 had SFAS No. 142 been applied for these periods is as follows:

	For the Year ended December 31,
	2002	2001	2000
	(in thousands)
Net loss attributable to common stockholders	$(24,316)	$(199,595)	$(779,922)
Add back: goodwill amortization	—	7,826	91,738

Adjusted net loss attributable to commons stockholders	$(24,316)	$(191,769)	$(688,184)

Basic and diluted net loss per share:
Net loss per share attributable to common shareholders	$(0.46)	$(4.49)	$(23.38)
Add back: goodwill amortization	—	0.18	2.75

Adjusted net loss per share attributable to common shareholders	$(0.46)	$(4.31)	$(20.63)

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on 2001 and 2000 results, there can be no assurance that this would not have resulted in additional impairment charges in each of the respective years.

        STOCK-BASED COMPENSATION.    Stock based compensation of $2.8 million for the year ended December 31, 2002 consists of $1.5 million in stock and options grants to executives for restructuring their employment agreements, $0.4 million in contractual bonuses that will be paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.3 million in compensation to Board members and bonuses to employees paid in stock, $0.2 million in salary for employees who elected to receive stock instead of cash, and $0.1 million in amortization of deferred compensation from acquisitions. The $1.7 million for the year ended December 31, 2001 consists of $1.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.6 million in amortization of deferred compensation from acquisitions.

        RESTRUCTURING COSTS.    During the years ended December 31, 2002 and 2001, restructuring charges of approximately $2.0 million and $18.1 million, respectively, were recorded in accordance with the provisions of SFAS No. 146 (in 2002) and EITF 94-3, and Staff Accounting Bulletin ("SAB") No. 100 (in 2001). Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, and a reduction of space at 2 offices in the fourth quarter of 2002. The $2.0 million charge consists of severance of $1.2 million, office closing costs of $0.7 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million offset by a $0.2 million reduction in deferred rent. The 2001 restructuring involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our 24/7 Connect ad serving solution. The $18.1 million charge consists of severance of $2.1 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to 24/7 Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for 24/7 Connect offset by a reversal of $0.6 million of unutilized reserve resulting from the sale of Exactis. The restructuring includes non-cash charges of approximately $15.1 million.

        LOSS (GAIN) ON SALE OF ASSETS.    The $0.3 million loss for the year ended December 31, 2002 includes a $1.4 million loss on the sale of certain assets related to our US email management product offset by a $1.1 million gain related to the sales of Exactis in May 2001. As part of the sale of

Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. The gains are recognized as the escrow balance is released and the prepaid services are utilized. During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder paid to the Company immediately. Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance. The remaining gain related to Exactis consists of $0.2 million for use of prepaid services and $0.1 million from the reversal of unnecessary accruals related to Exactis. The $2.0 million gain for the year ended December 31, 2001 consisted of a $6.1 million gain for the sale of intellectual property related to Sabela and a $0.3 million for the sale of the intellectual property related to AwardTrack, offset by a loss of $4.4 million for the sale of Exactis.

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

        Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. During the fourth quarter of 2000, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000. In addition, each of these entities had experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2-4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period.

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

        As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their carrying values. Accordingly, we recognized $56.7 million in impairment charges to adjust the carrying values in 2001—$26.9 million related to

Website Results, $25.3 million related to Mail and $4.5 million related to Exactis. There were no impairment charges recorded in 2002.

        The impairment factors evaluated may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Asset". SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As required, we had an external valuation of Goodwill during 2002 for the goodwill that existed at December 31, 2001. We updated this analysis internally for the goodwill that existed at December 31, 2001. Neither analysis indicated an impairment of goodwill.

        INTEREST INCOME, NET.    Interest income relates to our cash and cash equivalents and interest expense relates to our notes payable and capital lease obligations. Interest Income has decreased due to the decrease in our cash and cash equivalents. Interest expense of $0.4 million in 2002 increased due to an increase in the amount and time outstanding of notes payable.

        GAIN ON SALES OF INVESTMENTS.    The gain on sale of investments in 2001 relates to the sale of our remaining available-for-sale securities and cost based investment in Idealab!.

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

        OTHER INCOME.    Other income consists of amounts received for licensing our patents, net of legal expenses.

        LOSS FROM DISCONTINUED OPERATIONS.    On August 6, 2001, we determined that we would cease funding to our European subsidiaries and communicated that to 24/7 Europe NV's Board of directors. Management of 24/7 Europe shut down all operations. Approximately $30.5 million of the loss from discontinued operations in 2001 related to 24/7 Europe. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation in accordance with Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

        On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we accounted for the operations of this component as a discontinued operation. Approximately $29.7 million of the loss from discontinued operations in 2001 related to IMAKE. Our consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144.

        DIVIDENDS ON PREFERRED STOCK.    The Series A and Series B preferred stock issued during 2002 accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.

        PREFERRED STOCK CONVERSION DISCOUNT.    During the third quarter of 2002, we issued Series A and Series B preferred stock, which is convertible into common stock at prices of $0.20535 and $0.2066 per share, respectively. At the time we agreed to the initial terms of the transactions with the third parties, the conversion price of the preferred stock approximated the fair value of our underlying common stock. From the time the agreements were substantially complete until the transactions closed and all contingencies were resolved (e.g. stockholder approval), the stock price increased to approximately $0.46 per share for the Series A and $0.44 for the Series B. As a result of the increase in stock price, the preferred stock was issued at a substantial discount to fair market value. In accordance with Generally Accepted Accounting Principles, the beneficial conversion feature, calculated as the difference between market value on the date of issuance and the conversion price, is required to be expensed immediately, however, the discount was limited to the amount of cash allocable to each of the preferred stock transactions. Accordingly, we recorded a non-cash charge of $5.4 million for the Series A preferred stock and $1.25 million for the Series B preferred stock for a total charge of $6.6 million.

RESULTS OF OPERATIONS—2001 COMPARED TO 2000

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

        As a result of our cost-cutting and divestiture efforts, which began in November 2000 and ran through December 31, 2001, we reduced our headcount significantly and closed several offices, both domestic and international.

REVENUES

        INTEGRATED MEDIA SOLUTIONS.    Our Integrated Media Solutions revenues decreased $85.4 million, or 70.1% to $36.5 million for the year ended December 31, 2001 from $121.9 million for the year ended December 31, 2000. The decrease in revenue was due to a dramatic decrease in advertising dollars spent as the economy continued to deteriorate throughout 2001 as a result of the economic recession and the events of September 11, 2001. Online advertising was especially hard hit due to the collapse of the dot-com companies, which were a significant customer base and as the advertising dollars available went toward traditional media. Revenue was only slightly impacted by our decision to exit the AwardTrack product line and the Latin American market, which accounted for approximately $2.3 million or 2.7% of our overall decrease. The declines in revenue were partially offset by our merger with Real Media on October 30, 2001 which added $1.7 million or 2.0% and the inclusion of 24/7 Website Results for a full year in 2001 as compared to only four months in 2000, which added $0.7 million. 24/7 Website Results also moved to a revenue share model with several strategic partners in order to provide higher quality, more targeted traffic to their clients.

        TECHNOLOGY SOLUTIONS.    Our Technology Solutions revenue decreased $6.7 million, or 40.9% to $9.8 million for year ended December 31, 2001 from $16.5 million for the year ended December 31, 2000. The decline in revenue associated with Exactis.com, our email service bureau, and Sabela Media, our third party ad server, both of which were sold in May of 2001, was $7.1 million. This was only partially offset by our merger with Real Media, which was only included since its merger on October 30, 2001 and increased revenues $1.7 million or 20.5%. The remaining change is due to the overall economic slowdown.

COST OF REVENUE AND GROSS PROFIT

        INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of revenues consists primarily of fees paid to affiliated Web sites, which are calculated as a percentage of revenues resulting from ads delivered, list providers and traffic providers, depreciation of our 24/7 Connect ad serving system, and internet access costs. Gross margin declined from 22.0% for the year ended December 31, 2000 to 11.7% for the year ended December 31, 2001. The decline in margin is due to the decrease in volume, which is unable to support the fixed costs associated with 24/7 Connect and a shift in the business model of the 24/7 Website Results to a lower margin product. In the future, cost associated with ad serving will be accounted for in the Technology Solutions segment cost of revenues and an allocation based on usage will be reflected in the Integrated Media Solutions cost of revenues, making these costs variable versus fixed as they were under 24/7 Connect.

        TECHNOLOGY COST OF REVENUES AND GROSS PROFIT.    The cost of technology revenues consists of time and materials for consulting contracts, the cost of equipment and broadband for our third party adserving solutions and primarily payroll costs to deliver, modify and support software. Gross margin increased from 68.4% for the year ended December 31, 2000 to 70.7% for the year ended December 31, 2001. The slight increase is due to a change in the mix of revenue toward higher margin products. Impacting the margin was the sale of Exactis (acquired in June 2000 and sold in May 2001) whose product had a high gross margin which was offset by the addition of our Open AdStream product (acquired with Real Media) included for two months of 2001.

        OPERATING EXPENSES.    Each of sales and marketing, general and administrative, product development and amortization expenses decreased significantly in the year ended December 31, 2001 compared to the year ended December 31, 2000 as a result of our restructuring activities, the decisions to discontinue the AwardTrack product and exit Latin America (April 2001) and the sale of Sabela and Exactis. The disposal of these divisions resulted in a decrease of the above expenses by $26.9 million from prior year. In addition, amortization expense decreased significantly from 2000 principally due to the significant impairment charge related to goodwill and other intangible assets taken in the fourth quarter of 2000 and throughout 2001. While operating expenses decreased in dollar terms, they increased as a percentage of revenue. This is due to the timing difference between the significant decrease in revenue and the completion of our efforts to restructure and rationalize the Company as a result of the decreased revenue. The majority of rationalization efforts were completed as of December 31, 2001.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses increased as a percentage of revenue from 29.9% for the year ended December 31, 2000 to 42.9% for the year ended December 31, 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses increased as a percentage of revenue from 34.2% for the year ended December 31, 2000 to 71.9% for the year ended December 31, 2001.

        PRODUCT DEVELOPMENT EXPENSES.    Product development expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities. Product development expenses increased as a percentage of revenue from 11.8% for the year ended December 31, 2000 to 25.1% for the year ended December 31, 2001.

        AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES.    Amortization of goodwill, intangibles and advances was $14.1 million for the year ended December 31, 2001 and $111.0 million for the year ended December 31, 2000. The decrease is due to impairment charges taken at the end of 2000 and during the first half of 2001 for IMAKE, Exactis, Sabela, AwardTrack, iPromotions and

Website Results. The sale of Exactis and Sabela in May and June 2000, respectively, also contributed to the decline.

        Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. See "Amortization of Goodwill, intangibles and Advances" in the Results of Operations 2002 compared to 2001.

        STOCK-BASED COMPENSATION.    Stock based compensation of $1.7 million for the year ended December 31, 2001 consists of $1.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.6 million in amortization of deferred compensation from acquisitions. The $4.5 million for the year ended December 31, 2000 consists of a $1.4 million charge for unregistered shares issued to employees, $0.9 million in amortization of deferred compensation from acquisitions, $2.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.1 million in stock to be given as bonuses to certain employees.

        WRITE OFF OF ACQUIRED TECHNOLOGY AND MERGER RELATED COSTS.    Write off of acquired technology and merger related costs of $0.6 million for the year ended December 31, 2000 consists primarily of acquired in-process technology of $0.1 million from the acquisition of iPromotions. The remaining expense consisted primarily of consultant costs related to the integration of our numerous acquisitions.

        RESTRUCTURING COSTS.    During the years ended December 31, 2001 and 2000, restructuring charges of approximately $18.2 million and $11.7 million, respectively, were recorded by us in accordance with the provisions of EITF 94-3, and Staff Accounting Bulletin ("SAB") No. 100. Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. The 2001 restructuring involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our 24/7 Connect ad serving solution. The $18.1 million charge consists of severance of $2.1 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to 24/7 Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for 24/7 Connect offset by a reversal of $0.6 million of unutilized reserve resulting from the sale of Exactis. The restructuring includes non-cash charges of approximately $15.1 million.

        The 2000 restructuring involved the involuntary termination of approximately 200 employees, the exiting of six sales office locations, a significant reduction of space at two additional office locations, and the abandonment of our AwardTrack subsidiary. As of December 31, 2000, we entered into negotiations to sell Sabela and recorded its assets at their estimated realizable value. We recorded a $11.7 million charge to operations during the fourth quarter of 2000 consisting of severance of approximately $3.2 million, lease exit costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvements of $5.5 million, and other exit costs of approximately $0.4 million. This amount included non-cash charges of approximately $6.4 million.

        GAIN ON SALE OF ASSETS.    The $2.0 million gain for the year ended December 31, 2001 consisted of a $6.1 million gain for the sale of intellectual property related to Sabela and a $0.3 million gain for the sale of the intellectual property related to AwardTrack, offset by a loss of $4.4 million for the sale of Exactis.

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

        Through August 2000, we completed numerous acquisitions that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. During the fourth quarter of 2000, we reevaluated the carrying value of our businesses. Our revaluation was triggered by the continued decline in the Internet advertising and marketing sectors throughout 2000. In addition, each of these entities had experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. Our evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2-4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period.

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

        As a result, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their carrying values. In addition, during 2000, we abandoned operations of our AwardTrack subsidiary and entered into negotiations for the sale of our Sabela subsidiary. In January 2002, we sold our IMAKE division. We recorded Sabela's assets at their estimated realizable value at December 31, 2000 and 2001, respectively. As a result of these actions, we wrote off all remaining goodwill and intangible assets related to AwardTrack and Sabela. Accordingly, we recognized $56.7 million and $494.9 million in impairment charges to adjust the carrying values in 2001 and 2000, respectively. Impairments taken were as follows:

	2001	2000
	(in millions)
Website Results	$26.9	$21.3
ConsumerNet	25.3	—
Exactis	4.5	367.3
Sabela	—	47.9
iPromotions	—	2.9
AwardTrack	—	55.5

	$56.7	$494.9

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

        GAIN ON SALE OF INVESTMENTS.    The gain on sale of investments was $5.0 million for the year ended December 31, 2001 and $52.1 million for the year ended December 31, 2000. In 2001, these gains relate to the sale of the Company's remaining available-for-sale securities and cost based investment in Idealab!. As of December 31, 2001, the Company had sold all of its available-for-sale securities. In the year ended December 31, 2000, we sold approximately 5.2 million shares of chinadotcom stock at prices ranging from $6.63 to $40.48 per share. The shares had a cost basis of $13.8 million, which resulted in a gain of approximately $52.1 million throughout the year.

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

        LOSS FROM DISCONTINUED OPERATION.    On August 6, 2001, the Company determined that it would cease funding to its European subsidiaries and communicated that to 24/7 Europe NV's board of directors. Management of 24/7 Europe has shut down all operations. Approximately $30.5 million and $24.0 million of the loss from discontinued operations in 2001 and 2000, respectively, related to 24/7 Europe. All revenue, cost and expenses related to the discontinued business are included in this line for the current period and prior periods have been reclassified to reflect this presentation in accordance with Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

        On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the

Impairment or Disposal of Long-Lived Assets", we accounted for the operations of this component as a discontinued operation. Approximately $29.7 million and $22.3 million of the loss from discontinued operations in 2001 and 2000, respectively, related to IMAKE. The consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, we had cash and cash equivalents of $7.7 million versus $7.0 million at December 31, 2001. Cash and cash equivalents are comprised of highly liquid short-term investments with maturities of three months or less.

        During 2002, our liquidity increased through the receipt of $8.0 million in gross proceeds from issuances of preferred stock to Sunra, $3.0 million in long-term debt financing from PubliGroupe, a related party, $3.8 million from the sale of non-core assets and $1.2 million in net cash acquired in the Now Marketing acquisition. In 2001, we generated a portion of our liquidity through the sale of non-core assets, cash acquired in the Real Media acquisition and monetization of our investments, primarily in Chinadotcom common stock, which generated approximately $16.8 million, $6.3 million and $9.4 million in proceeds, respectively. The debt and equity financing and proceeds from the sale of investments were used to finance restructuring and sustain operations during periods of declining revenues. We used approximately $13.6 million and $34.8 million of cash in operating activities during 2002 and 2001, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items such as amortization of goodwill and other intangible assets, gains on sales of investments and non-core assets and sale of patent, net of expenses, impairment of investments and intangibles and non-cash related equity transactions and restructuring and exit costs, and also by a significant decrease in accounts payable and accrued expenses. As a result of the above, the Company's working capital increased to $0.9 million at December 31, 2002, from ($8.0) million at December 31, 2001.

        Net cash provided by investing activities was approximately $3.7 million in 2002 versus $32.4 million in 2001. The majority of the cash provided by investing activities during 2002 and 2001 related to proceeds received from the sale of our non-core assets, net of expenses, proceeds from the sale of our investments, primarily Chinadotcom Corporation, and cash acquired in our acquisitions. We received $1.2 million in cash in connection with the Now Marketing acquisition in 2002. During 2001, as a result of divestitures of non-core assets and numerous restructurings, we had significantly scaled back our capital expenditures.

        The Company owns approximately 9% of Real Media Korea ("RMK"). RMK has filed for an initial public offering in South Korea and has advised us that it expects to complete this offering in the summer of 2003, although, as with all public offerings, market conditions or other events may result in a delay or cancellation of the offering. Effective thirty days after the completion of RMK's public offering, if and when completed, (i) the Company will be able to sell a portion of its stake in RMK, and (ii) RMK has agreed to purchase common stock in the Company in amount equal to the lesser of (a) 33% of the gross proceeds raised by RMK from its proposed IPO or (b) US$500,000.

        On August 24, 2000, the Company acquired an interest in 24/7 Media-Asia, a subsidiary of chinadotcom, in exchange for 2.5 million shares of the Company's common stock. Pursuant to the exchange agreement, 24/7 Real Media received an option (the "Option") to exchange the Company's shares in 24/7 Media-Asia for approximately 1.8 million shares of chinadotcom (valued at approximately $6.0 million as of March 31, 2003) (i) upon change of control of chinadotcom or (ii) upon the third anniversary of the agreement if an IPO of 24/7 Media-Asia has not occurred. The Company understands that 24/7 Media-Asia is now defunct and will not complete an initial public offering prior to the August 24, 2003 date on which the Option matures. However, chinadotcom recently advised the Company that chinadotcom does not intend to honor the Option. The Company has commenced an action in U.S. district court for the Southern District of New York seeking, among other things, a declaratory judgment that the Option is valid and ordering chinadotcom to honor the Company's exercise of the Option and issue the 1.8 million shares of chinadotcom to the Company.

        The annual lease for our corporate headquarters is approximately $0.8 million per year. Total rent expense for 2002 relating to all leases was $2.6 million. As of December 31, 2002, we had obligations amounting to $0.1 million in connection with equipment purchased under capital leases, which extend through 2005. We expect to meet our current capital lease obligations with our cash and cash equivalents.

        The Company has various employment agreements with executives in North America, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $1.5 million for 2003. These contracts call for severance-related payments upon involuntary termination, which range in amount from three months to one year's salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of February 28, 2003, there were approximately 65 employees in Europe whose annualized base salaries were approximately $3.5 million.

        As of December 31, 2002, we have approximately $1.9 million remaining of cash outlays relating to restructuring and exit costs. These amounts consist primarily of severance and rent exit costs, which are being paid ratably. We expect to pay approximately $1.7 million in 2003 and $0.2 million in 2004.

        No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 2002, we had approximately $204.4 million of US net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2022. As a result of various equity transactions during the past five years, we believe that our company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a substantial part of the net operating loss carryforward is limited. Due to our history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize our deferred tax assets. Accordingly, these assets have been fully reserved. During 2002 and 2001, the valuation allowance decreased by 12.5 million and increased by $50.1 million, respectively. Of the total valuation allowance of $90.5 million, tax benefits recognized in the future of approximately of $2.8 million will be applied directly to additional paid in capital. This amount relates to the tax effect of employee stock option deductions included in our net operating loss carryforward.

        Our capital requirements depend on numerous factors, including market demand for our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. Management is continuing to identify and implement internal actions to improve our liquidity. To the extent we encounter additional opportunities, we may sell additional equity or debt securities which would result in further dilution to our stockholders. Stockholders may experience extreme dilution due both to our current stock price and the significant amount of financing we may raise. These securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations.

        With the acquisition of Real Media, Inc. in October 2001, the Company assumed a note payable of $4.5 million payable to PubliGroupe, which at the time of the merger became an approximately 16% shareholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement in January 2002, the company received cash of $1.5 million and signed a promissory note payable to PubliGroupe bearing interest at

6%, with interest and principal due in January 2005. We achieved certain target operating results for the three months ended March 31, 2002 and as result, on May 13, 2002, we received another $1.5 million from PubliGroupe in exchange for a 6% three-year promissory note with interest and principal due in May 2005.

        On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE to Schaszberger Corporation. Under the terms of the sale, the purchase price payable was approximately $6.5 million for the stock of IMAKE, of which $2 million was in the form of a 6% four-year secured note, approximately $0.5 million in cash consideration, and a potential earnout of up to $4.0 million over the next three years based on gross revenue. Additionally, we received Series A preferred stock of Schaszberger Corp which, as of the closing date is convertible into common stock amounting to 19.9% of the capital stock of the buyer. The note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. We discounted the note receivable to $0.5 million and recorded $1.5 million as the net present value of the earnout based on our estimates of projected revenues. In January 2002, we received the upfront cash consideration of $0.5 million. During 2002, we collected $0.3 million from IMAKE and reflected the remaining balance as $0.7 million and $1.0 million in short and long term, respectively, notes and amounts receivable from disposition at December 31, 2002.

        On May 3, 2002, we completed the sale of certain assets related to our US email management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. Under the terms of the sale, the purchase price payable was up to $4.5 million of which $1.0 million was paid at closing and $3.5 million was deferred or subject to an earn-out provision. On July 30, 2002, we received a letter from Naviant alleging the breach of certain of our warranties with respect to the assets sold to Naviant. On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to us in lieu of all future amounts that Naviant may owe us. As result of the settlement, we wrote off approximately $0.9 million of the remaining amount due from Naviant in the third quarter of 2002. We received the $1.25 million on October 4, 2002.

        On July 2, 2002, we entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International. On July 2, 2002, Sunra purchased $1.6 million of our newly created Series A Preferred Stock, and $3.4 million of our newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 13, 2002 Sunra and affiliated parties agreed, subject to stockholder approval, to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of stockholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra consummated the purchase of an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions"). Each share of Series A Preferred Stock is convertible into our Common Stock at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis. We also issued warrants to Sunra to purchase a total of 3,895,788 shares of Common Stock at an exercise price of $0.20535. All of the warrants issued may be exercised through a cashless exercise and have a five year term. Sunra and affiliated parties are the beneficial owner of approximately 42,853,664 shares of our Common Stock. We also issued 400,000 warrants to Merchant's Group International as partial payment of a placement fee and incurred transaction costs of approximately $0.7 million. The Series A Preferred Stock accrues and cumulates dividends at the rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors. Accordingly, the undeclared cumulative dividends of $0.2 million are reflected as "Preferred stock dividends" on the consolidated statement of operations.

        The July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained embedded beneficial conversion features that were required to be valued separately. We allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis. The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million. The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the stockholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which was greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions. Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions. Therefore, we recorded a non-cash charge of $5.4 million in the third quarter of 2002, which is included in the "Preferred stock conversion discount" on the consolidated statement of operations, similar to a Preferred Stock dividend.

        In conjunction with the Sunra investment, four executive officers each agreed to modify their respective employment agreements with us to reduce the amount of severance payable to such executive officers by 50%, which would be payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days. In exchange, such executives received, in the aggregate, approximately 2.1 million shares of our Common Stock of which the initial conversion value was based on the approximate fair market value of our Common Stock as of the date of the Sunra investment, or $0.20 per share, in consideration of approximately $0.4 million, out of a total of approximately $0.8 million, future severance benefits forfeited. In addition, such executives would also received fully-vested stock options to acquire approximately 2.1 million shares of our Common Stock with an exercise price of $0.20 per share. The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions. For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of our Common Stock on the stockholder approval date, September 10, 2002. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation", this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate. The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of our Common Stock on the shareholder approval date of $0.46 per share less the exercise price of $0.20 per share, which resulted in $0.6 million of the $1.5 million charge.

        In addition, the four executive officers agreed to receive the Earnings Before Interest, Taxes and Amortization ("EBITA") portion of their 2002 target bonus, if earned, in shares of our Common Stock. The number of shares to be issued in connection with the award is based upon the EBITA portion of their 2002 target bonus award divided by $0.20 per share. Accordingly, this modification to the executives' bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of our Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002. At December 31, 2002, management determined that it was probable that the EBITA target would be met and determined, at $0.20 per share, that the bonus equates to approximately 1.8 million common shares. Accordingly, the four executives' bonus awards resulted in a non-cash stock-based compensation charge of approximately $0.4 million based upon the fair market value of our Common Stock of $0.23 per share as of the end of the reporting period.

        On September 19, 2002, we acquired certain assets of Elbit Vflash Inc. and Elbit Vflash Ltd. d/b/a Now Marketing ("Now Marketing"), a New York-based marketing services firm. The acquisition agreement required Now Marketing's ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together "Now Marketing's Parent"), to make a $1.25 million investment in our Company in exchange for 125,000 shares of Series B Preferred Stock. Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs. The Series B Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder thereof at a conversion price of $0.2066 per share, or 6,050,339 shares of Common Stock on an as-if converted basis. The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has been allocated to acquired technology and is being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Exit or Disposal Activities.    In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized when the liability is incurred. Under EITS 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption may affect the timing of the recognition of future exit and disposal costs. Implementation of this new standard has no material effect on our financial statements.

        Stock-Based Compensation.    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148") which amends Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123). SFAS No. 148 provides alternative methods of transition for a voluntarily change to fair value based method of accounting for stock-based employee compensation and also requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has compiled with the disclosure provisions of this standard.

        Revenue Arrangements.    In November 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of EITF 00-21 will have on the Company's financial position and results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

        We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $17.5 million and $199.6 million for the 12 months ended December 31, 2002 and 2001, respectively. Each of our predecessors had net losses in every year of their operation. We may incur operating losses for the foreseeable future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

        While management believes the Company's current financial resources are sufficient to fund our operations for the next twelve months, an unforeseen reduction in our revenues, an impairment of our receivables, or an increase in expenses may require us to raise additional funds to continue operations. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations.

        We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, there is no guarantee that efforts to secure financing on terms attractive to us will be successful, or that we will be able to secure additional financing on any terms. Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially and adversely affected.

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

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

        Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

  •
  the addition of new or loss of existing clients;
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

WE DISCLOSE PRO FORMA INFORMATION

        We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). We also disclose and discuss certain pro forma information in the related earnings release and investor conference call. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS ARE LIKELY TO INCREASE OUR COSTS.

        The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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
  •
  the diversion of management's attention from other business concerns;
  •
  the availability of favorable acquisition financing for future acquisitions; and
  •
  the potential loss of key employees of any acquired business.

        Our inability to successfully integrate any acquired company could adversely affect our business.

THE SUCCESS OF OUR 24/7 WEBSITE RESULTS OPERATIONS DEPEND ON A SMALL NUMBER OF SEARCH ENGINE AFFILIATES FOR A SIGNIFICANT PORTION OF OUR 24/7 WEBSITE RESULTS REVENUE, THE LOSS OF A SINGLE SEARCH ENGINE AFFILIATE COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 WEBSITE RESULTS REVENUE.

        We have generated a significant portion of our 24/7 Website Results revenue from relationships with a limited number of search engines, including Inktomi, Alta Vista, Look Smart and Yellow Pages.com. We expect that a small number of search engine affiliates will continue to account for a significant portion of our revenue for the foreseeable future. We derive most of our search engine traffic from our arrangement with Inktomi, our principal search engine partner, which accounted for approximately $4.9 million of 24/7 Website Results revenue in 2002 and approximately 11.6% of our total revenue in 2002. Similar to our relationships with our other search engine partners, our relationship with Inktomi may be cancelled by either party upon thirty days' notice. The loss of any of our principal search engine relationships, and, in particular, our relationship with Inktomi, could cause a significant decrease in 24/7 Website Results revenue and our total revenue. In addition, our search engine affiliates operate in industries that experience consolidation from time to time, which could reduce the number of our existing and potential affiliates. Lastly, our search engine affiliates could internally develop or acquire capabilities similar to our service and thus terminate their relationship with us.

OUR FINANCIAL CONDITION MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS.

        Our financial condition may negatively affect our business partners' and other market participants' perception of our Company. If we are unable to maintain existing relationships and develop new ones, our revenues could suffer materially.

OUR FINANCIAL PERFORMANCE AND REDUCTION OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL.

        We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we have implemented certain restructuring initiatives and headcount and other cost reductions. In addition, trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS OUR BUSINESS WILL BE ADVERSELY EFFECTED.

        Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly David J. Moore, Chief Executive Officer. The loss of the services of one or more of these persons could materially and adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. We cannot be certain that we will be able to retain our key personnel or that we can attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

OUR CUSTOMERS AND PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

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

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION.

        OAS is our proprietary next generation ad serving technology that is intended to serve as our sole ad serving solution. We must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. This development effort could fail technologically or could take more time than expected. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies and Web publishers and result in contract terminations, fee rebates and make goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS

        Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the enhancement of our products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

CERTAIN SOFTWARE IS LICENSED FROM THIRD PARTIES

        Some of our products, including one or more modules for our OAS platform, contain software licensed from third parties. Some of these licenses may not be available to us in the future or on terms that are acceptable or allow our products to remain competitive. Our inability to use any of this third party software could result in shipment delays, delays in the development of future products or enhancements of existing products, or other disruptions in our business, which could materially and adversely affect our business, financial condition and operating results.

OUR OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER EVENTS, INCLUDING, TERRORIST ATTACKS, BECAUSE WE ONLY HAVE LIMITED BACKUP SYSTEMS.

        We have limited backup systems and have experienced system failures and electrical outages from time to time in the past, which have disrupted our operations. We have a limited disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. Our operations are dependent on our ability to protect our computer systems against these unexpected adverse events. If any of the foregoing occurs, we may experience a complete system shutdown. Any business interruption insurance that we carry is unlikely to be sufficient to compensate us for loss of business in the event of a significant catastrophe.

        In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our OAS technology resides on computer systems located in our data centers housed by Exodus Communications in the United States and Leve13 Communications in Europe. These systems' continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

        In addition, terrorist acts or acts of war my cause damage to our employees, facilities, clients, our clients' customers, and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

        Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of 24/7 Real Media's net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ SMALLCAP MARKET.

        From 1998 to 2002, our common stock traded on the Nasdaq National Market. Under Nasdaq rules, our common stock is required to maintain a bid price of at least $1.00 per share to remain listed on the Nasdaq SmallCap Market. Our common stock has traded below $1.00 since February 2001. However, in October 2001 Nasdaq suspended the bid price requirement in the aftermath of the September 2001 terrorist attacks. When Nasdaq reinstituted the bid price requirement in January 2002, it provided for fresh and extended grace periods. In order to benefit from the maximum grace period, we transitioned our common stock listing to the Nasdaq SmallCap Market in May 2002. Nasdaq recently extended the grace periods for companies whose common stock is listed on the Nasdaq SmallCap Market by an additional 90 days, and is seeking the approval of the Securities and Exchange Commission to extend the grace period by up to an additional 270 days. If our common stock remains below $1.00 through May 11, 2003, or a later date if the proposed Nasdaq rule change is approved by the SEC, then we will have to consider steps to regain compliance with Nasdaq requirements, including a reverse stock split. At our Annual Meeting of Stockholders in September 2002, the stockholders of the Company granted the Board of Directors the authority to effect a reverse split of our common stock without further approval from the stockholders of the Company; the Board may in its discretion approve a reverse split, at one of five ratios between 1 for 10 and 1 for 30, at any time prior to the next Annual Meeting of Stockholders. The Board has not made any determination as to whether, when and at what ratio it may approve a reverse split.

        Our failure to meet NASDAQ's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

        Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

WE MAY IMPLEMENT A REVERSE STOCK SPLIT OF OUR COMMON STOCK.

        Our stockholders approved a series of amendments to our certificate of incorporation at our September 10, 2002 stockholders meeting. These amendments authorized our board of directors to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of either one-to-10, one-to-15, one-to-20, one-to-25 or one-to-30. At any time prior to the 2003 annual meeting of stockholders, the board of directors has the sole discretion to elect, as it determines to be in the best interests of our company and our stockholders, whether or not to effect a reverse stock split, and if so at which of the approved ratios. If the board of directors elects to implement one of the approved reverse stock splits, the number of issued and outstanding shares of common stock would be reduced in accordance with the exchange ratio for the selected reverse stock split. The par value of the common stock would remain unchanged at $.01 per share and the number of authorized shares of common stock would also remain unchanged. In determining whether or not to implement a reverse stock split, and the appropriate exchange ratio, the board would assess a variety of factors, including but not limited to analysis of our most recent fiscal quarter and general economic conditions, as well as the trading price of our common stock on the days leading up to the date of the reverse stock split.

        The effect of any reverse stock split upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split and there may not be a sustained increase in the trading price of our common stock after giving effect to the reverse stock split. Moreover, the trading price may not remain above the thresholds required by the Nasdaq Stock Market and we may not be able to continue to meet the other continued listing requirements of the Nasdaq Stock Market.

THE POWER OF OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE SHARES OF PREFERRED STOCK COULD HAVE AN ADVERSE EFFECT ON HOLDERS OF OUR COMMON STOCK.

        Our certificate of incorporation authorizes our board of directors to designate and issue one or more series of preferred stock, having rights and preferences as the board may determine, and any such designations and issuances could have an adverse effect on the rights of holders of common stock.

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

        There were 67,736,210 shares of common stock outstanding as of March 26, 2003, as well as options and warrants to purchase an additional approximately 20,000,000 shares of our common stock. In addition, there are 40,167,945 shares of our common stock issuable upon conversion of our outstanding preferred stock. We cannot predict the effect, if any, that future sales of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of shares of Preferred Stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

SUNRA, ELBIT LTD. AND PUBLIGROUPE COLLECTIVELY HOLD A MAJORITY OF THE TOTAL OUTSTANDING VOTING POWER OF 24/7 REAL MEDIA AND WILL LIKELY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS AND PREVENT A CHANGE OF CONTROL.

        Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owner of 42,853,665 shares of our common stock, including shares issuable upon conversion of preferred stock. Elbit Ltd. is currently the beneficial owner of 8,822,271 shares of our common stock, including shares issuable upon conversion of preferred stock. PubliGroupe USA Holdings is the beneficial owner of 7,745,518 shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors. Additionally, the terms of the Series A Preferred Stock, owned principally by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

        Based on their voting power, Sunra, Elbit and PubliGroupe may effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions, and will likely be in a position to prevent a change in control of 24/7 Real Media even if the other stockholders were in favor of the transaction. In addition, under certain circumstances, upon the sale, liquidation or dissolution of the Company, our Series A and Series B preferred stockholders may be entitled to receive an aggregate liquidation preference of $8.25 million, before our common stockholders receive any payment. After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to common stockholders on an as-converted basis. A a result, in the event of a sale, liquidation or dissolution of the Company, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if the total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

RISKS RELATED TO OUR INDUSTRY.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

        Growing concerns about the use of "cookies" and data collection may limit our ability to develop user profiles. Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our OAS technology targets advertising to users through the use of identifying data, or "cookies" and other non-personally-identifying information. OAS enables the use of cookies to deliver targeted advertising and to limit the frequency with which an advertisement is shown to the user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Microsoft Corporation has changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users we are capable of profiling anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

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

        The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our OAS technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which 24/7 Real Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with the NAI's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

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

OUR NETWORK OPERATIONS MAY BE VULNERABLE TO HACKING, VIRUSES AND OTHER DISRUPTIONS, WHICH MAY MAKE OUR PRODUCTS AND SERVICES LESS ATTRACTIVE AND RELIABLE.

        Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$7,674	—	—	—	—	$7,674
Average interest rate	1.01%					1.01%
Loan payable	—	—	$3,573	$5,608	—	$9,181
Average interest rate			4.50%	6.00%		5.42%

        We did not hold any derivative financial instruments as of December 31, 2002.

FOREIGN CURRENCY RISK

        We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European currencies. The effect of foreign exchange rate fluctuations for 2002, 2001 and 2000 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. As of December 31, 2002, we had $1.9 million in cash and cash equivalents denominated in foreign currencies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 16 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Termination of previous independent accountants

        On January 29, 2003, we dismissed KPMG LLP ("KPMG") as our independent public accountants. The audit reports issued by KPMG on our consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

          "KPMG's report, dated March 29, 2002, except for footnotes 3 and 4(b), which are as of October 15, 2002, contains two explanatory paragraphs. This report appears in the Form 8-K/A of 24/7 Real Media, Inc. dated December 19, 2002. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The second explanatory paragraph states that the Company revised the consolidated financial statements and footnotes to reflect the sale of its IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets."

        During the two most recent fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period from January 1, 2002 through dismissal of KPMG on January 29, 2003, there have been no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on our consolidated financial statements for such periods.

        During the two most recent fiscal years and through January 29, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        We requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to our Current Report on Form 8-K, dated January 31, 2003.

Engagement of new independent accountants

        We appointed Goldstein Golub Kessler LLP as our new independent public accountants effective as of January 29, 2003. The selection of Goldstein Golub Kessler LLP was conditionally approved by the Audit Committee of our Board of Directors on January 14, 2003 subject to agreement on the terms of the engagement, which action was completed on January 29, 2003. During the fiscal years ended December 31, 2001 and December 31, 2000 and through January 29, 2003, we did not consult with Goldstein Golub Kessler LLP regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

        The following table provides information concerning our current named executive officers and directors:

Name	Age	Position And Offices
David J. Moore	50	Chairman of the Board and Chief Executive Officer
Philipp A. Gerbert	41	Director
Robert J. Perkins	55	Director
Arnie Semsky	57	Director
Joseph W. Waechter	49	Director
Moritz F. Wuttke	37	Director
Val Zammit	55	Director
Norman M. Blashka	49	Executive Vice President, Chief Financial Officer
Jonathan Hsu	31	Senior Vice President Corporate Development
Mark E. Moran	41	Exec. Vice President, General Counsel and Secretary
Tony Schmitz	44	Chief Technology Officer
Christopher Wagner	46	Chief Executive Officer Real Media Europe
Douglas Wagner	37	President of 24/7 Website Results

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

        Philipp A. Gerbert has been a director since November 2001. Mr. Gerbert has been a Partner and Director of The McKenna Group, a high-tech strategy consulting firm headquartered in Silicon Valley, since October 1998. From 1991 to 1998, he worked for McKinsey & Company, a consulting firm. Mr. Gerbert holds a Master's degree from the Max-Planck Institute, Munich, Germany, a Certificate from Ecole Normale Superieure, Paris, France, and a Ph.D. from MIT, Cambridge, MA.

        Robert J. Perkins has been a director since October 2001. Mr. Perkins was most recently a partner at the Peppers and Rogers Group, a leading global customer relationship management consulting firm, from 1999 to 2001. In 1998 he founded and became CEO of Chamber Communications, a for-profit branch of the U.S. Chamber of Commerce. He was Chief Marketing Officer at Playboy Enterprises from 1996 to 1998 and at Calvin Klein Inc. from 1994 to 1996. Prior to that, Mr. Perkins was Senior Vice President of Marketing at Pizza Hut from 1991 to 1994. Before beginning his business career, Mr. Perkins was a USAF Instructor Pilot in T-38A supersonic, fighter-type aircraft. Mr. Perkins received an MA degree from Texas Tech University and a BBA degree from the University of Iowa.

        Arnie Semsky has been a director since June 1998. Mr. Semsky has been a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies, for 20 years. Prior to that time, he was Vice President, Customer Marketing and Sales unit. Mr. Semsky serves on the Board of Directors of Interep Interactive. Mr. Semsky received a B.A. degree in English from Pace University.

        Joseph W. Waechter has been a director of the Company since July 2002. Mr. Waechter has served as a director and the President of Sunra Capital Holdings, Ltd., an investment firm, since May, 2002. From 1998 to October 2002, he was director of Merchants Group International, an investment firm. From 1989 to December 1997, Mr. Waechter served as Chairman and Chief Executive Officer of United Micronesia Development Association, Inc., a holding company with investments in the tourism, telecommunications and airline industries, and from 1989 through 1997, he served as a director of Continental Micronesia, Inc., a commercial airline. From 1994 to 1997, Mr. Waechter served as Chairman, Chief Executive Officer and a director of Danao International Holdings, a developer of golf, hotel and resort projects in Vietnam. From 1972 to 1987, Mr. Waechter served in a number of positions with DHL Worldwide Express, an international air express delivery company, including President and Chief Executive Officer from September of 1983 through 1987. Mr. Waechter holds a BA degree from San Francisco State University.

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

        Val Zammit has been a director since October 2001. Mr. Zammit is currently a self-employed consultant on financial and accounting matters to a number of companies, and previously served as president and chief executive officer of True North Diversified Companies from 1998 to 2001. From 1988 to 1998 Mr. Zammit was chief financial officer and vice chairman of Bozell, Jacobs, Kenyon & Eckhardt. He also previously held positions at Young & Rubicam and the accounting firm, Price Waterhouse.

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

        Mark E. Moran was promoted to Executive Vice President in March 2002 and was Senior Vice President, Secretary and General Counsel since April 1998. From June 1993 to April 1998, Mr. Moran was an associate attorney at the law firm of Proskauer Rose LLP. From April 1986 to May 1993, Mr. Moran was a financial analyst in the Securities Processing Division of The Bank of New York.

Mr. Moran received a J.D. degree from Fordham Law School, a M.B.A. degree in Finance from Fordham Graduate School of Business, and a B.A. degree in Economics from The University of Virginia.

        Jonathan Hsu was promoted to Senior Vice President—Corporate Development in March 2002 and was Vice President—Corporate Development since joining in November 2001. Previously, he served as Vice President—Corporate Development of Real Media, Inc. since March 2000. From June 1998 to March 2000, Mr. Hsu was a senior associate in the Global Mergers and Acquisitions Group of JP Morgan Chase Securities. From September 1995 to June 1998, Mr. Hsu was a partner in American Lead Ventures. Mr. Hsu obtained a M.B.A. in Finance and Strategic Management from the Wharton School of Business and a B.A. in Economics from Harvard University.

        Tony Schmitz joined the Company as Chief Technology Officer in January 2003. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly USWeb/CKS) from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies from June 1997 to June 1998 and as a principal at Reach Networks from 1988 to 1997. Mr. Schmitz obtained a B.S. in Business from the State University of New York at Albany.

        Christopher J. Wagner has served as Chief Executive Officer of our subsidiary, Real Media Europe, since November 2001, and also served as this company's Director of Technology from January to November 2001 and Director of Business Development from May 2000 to January 2001. Prior to joining Real Media Europe, Mr. Wagner served as operations analyst of PSINet Europe, an internet services company, from 1998 to 2000. Mr. Wagner holds a J.D. degree from Stanford Law School, an M.P.A. with concentration in financial markets and analysis from Harvard University, and B.Mus. in music from Northwestern University, and is a member of the bars of New York and South Dakota.

        Douglas C. Wagner has served as President of our subsidiary, 24/7 Website Results, since we acquired it in August 2000, and as President of Website Results, Inc. from July 1999 to August 2000. From February 1998 to June of 1999, Mr. Wagner was President of Phoenix Financial, LLC, a financial services firm in Baltimore. From November of 1996 to January 1998, Mr. Wagner was a partner in an online website development and marketing business which later became Website Results, LLC. Mr. Wagner received a B.S. in Management and an M.B.A. in Marketing and Finance from The Pennsylvania State University.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

        The Audit Committee, composed of Messrs. Gerbert, Perkins, Waechter and Zammit, who are not employed by us and are, thus, independent directors, makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees; and reviews the adequacy of our internal accounting controls.

COMPENSATION COMMITTEE

        The Compensation Committee, composed of Messrs. Gerbert, Semsky and Wuttke, directors who all qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 and 2002 stock incentive plans and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the compensation committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

COMPENSATION OF DIRECTORS

        Effective with the Annual Meeting of Stockholders in 2003, each director will be paid a cash fee of $1,000 for each regularly scheduled meeting of the Board of Directors attended. All members of the Board of Directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 stock incentive plan. In October 2001, each continuing director received a non-qualified option to purchase 50,000 shares of common stock at the fair market value on the date of grant, such option to vest in three equal annual installments; an identical grant has been made to each new director appointed since October 2001 and is expected to be made to each new director appointed in the future. On the date of each Annual Meeting of Stockholders, each director will also receive a non-qualified option to purchase 16,667 shares of common stock at the fair market value on the date of grant, prorated for directors who have served for less than one year since their initial grant. Additionally, in September 2002, each continuing and newly appointed director was issued a one-time grant of shares of common stock with a value of $12,000.

EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

        We have entered into employment agreements providing for annual compensation in excess of $100,000 with certain of our executive officers. The material terms of the employment agreements generally are as follows:

          (i)    the employment term runs through December 31, 2003, except as stated below, and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least one month prior to the expiration of the then employment term;

          (ii)  during the employment term and thereafter, we will indemnify the executive to the fullest extent permitted by law, in connection with any claim against such executive as a result of such executive serving as one of our officers or directors or in any capacity at our request in or with regard to any other entity, employee benefit plan or enterprise;

          (iii)  any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) will be settled exclusively by arbitration;

          (iv)  we may terminate the agreement at any time with or without cause (as defined in the agreement) and, if an executive is terminated without cause (including our giving notice of non-renewal), he will receive severance pay and bonus, plus continued medical benefits generally for a period equal to one or two times the severance period; and

          (v)  if termination is the result of the executive's death or disability, we will pay to the executive or his estate an amount generally equal to six months' base salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments).

        Our original employment agreement with David J. Moore provides for an annual base salary of $262,500 and a target bonus of $325,000 for 2003. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to his annual base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Norman M. Blashka provides for an annual base salary of $210,000 and a target bonus of $150,000 for 2003. If we terminate Mr. Blashka without cause, he is entitled to receive severance pay in an amount equal to 7.5 month's base salary, plus one-quarter the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Jonathan Hsu provides for an annual base salary of $175,000 and a target bonus of $75,000 for 2003. If we terminate Mr. Hsu without cause, he is entitled to receive severance pay in an amount equal to six month's of his base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Mark E. Moran provides for an annual base salary of $180,250 and a target bonus of $100,000 for 2003. If we terminate Mr. Moran without cause, he is entitled to receive severance pay in an amount equal to 4.5 months of his base salary, plus three-eighths of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Tony Schmitz provides for an annual base salary of $150,000 and a target bonus of $50,000 for 2003. If we terminate Mr. Schmitz without cause, he is entitled to receive severance pay in an amount equal to six months' base salary.

        Our employment agreement with Christopher Wagner provides for an annual base salary of $168,320 and a target bonus of $100,000 for 2003. If we terminate Mr. C. Wagner without cause, he is entitled to receive severance pay in an amount equal to six months' base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Douglas Wagner provides for an annual base salary of $162,225 and a target bonus of $125,000 for 2003. If we terminate Mr. D. Wagner without cause, he is entitled to receive severance pay in an amount equal to six months' base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

ITEM 11. EXECUTIVE COMPENSATION

        Executive Compensation

        The following table provides information about the compensation paid or payable by us for each of the last three fiscal years for services rendered in all capacities to our Chief Executive Officer and our executive officers who earn more than $100,000 per year.

Long Term Compensation
Annual Compensation
Name and Principal Position						Other Compensation	Securities Underlying Options (#)	All Other Compensation
	Year	Annual Salary		Bonus
David J. Moore Chief Executive Officer(1)	2002 2001 2000	$ $ $	255,000 225,000 225,000	$ $ $	282,704 62,000 120,072	$208,750 0 0	1,726,250 292,500 125,000	0 0 0
Norman M. Blashka Chief Financial Officer(2)	2002		$200,000		$155,382	$81,250	888,750	0
Jonathan Hsu	2002		$159,668		59,636	0	300,000	0
Mark E. Moran General Counsel(3)	2002 2001 2000	$ $ $	163,332 157,500 157,500	$ $ $	86,986 39,375 37,419	$48,281 0 0	723,906 90,000 75,000	0 0 0
Anthony C. Plesner Former Chief Operating Officer(5)	2002 2001	$ $	166,667 150,000	$ $	108,732 173,000	$262,500 0	920,000 157,500	0 0

(1)
Mr. Moore's 2001 bonus and a portion of his 2000 and 2002 bonuses was paid in stock; Mr. Moore's 125,000 options issued in January 2000 were cancelled in May 2000 in exchange for

  41,666 shares of restricted stock that vest over four years from January 2, 2000; Other Compensation reflects a payment in stock in consideration of an amendment to his employment agreement.

(2)
Mr. Blashka joined our Company in November, 2001, and thus he was paid less than $100,000 by us in 2001; a portion of Mr. Blashka's 2002 bonus was paid in stock; Other Compensation reflects a payment in stock in consideration of an amendment to his employment agreement.

(3)
Mr. Moran's 75,000 options issued in January 2000 were cancelled in May 2000 in exchange for 25,000 shares of restricted stock that vest over four years from January 2, 2000; a portion of Mr. Moran's 2002 and 2000 bonuses were paid in shares of our common stock; Other Compensation reflects a payment in stock in consideration of an amendment to his employment agreement.

(4)
Mr. Hsu joined our Company in November, 2001, and thus he was paid less than $100,000 by us in 2001; a portion of Mr. Hsu's 2002 bonus was paid in stock.

(5)
Mr. Plesner commenced employment with us in October 2000 and earned less than $100,000 during 2000; a portion of Mr. Plesner's 2002 bonus was paid in stock; Mr. Plesner's employment terminated in November 2002; Other Compensation reflects a lump-sum severance payment plus a payment in stock in consideration of an amendment to his employment agreement.

STOCK OPTIONS

        The following table contains information concerning the grant of options to each of our executive officers during the year ended December 31, 2002. We did not grant any stock appreciation rights in 2002.

OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2002

	Individual Grants
	# of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year (2)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name			Exercise Price ($/Share)	Expiration Date (4)
					5%	10%
David J. Moore	1,043,750		$0.20	10/15/12	$131,282	$332,694
	82,500		$0.23	06/13/12	$11,933	$30,241
	600,000		$0.23	01/01/12	$86,787	$219,936

Total	1,726,250	15.3%			$230,002	$582,871
Norman M. Blashka	406,250		$0.20	10/15/12	$51,098	$129,492
	82,500		$0.23	06/13/12	$11,934	$30,241
	400,000		$0.23	01/01/12	$57,858	$146,624

Total	888,750	7.9%			$124,820	$316,318
Mark E. Moran	241,406		$0.20	10/15/12	$30,364	$76,948
	25,000		$0.27	08/31/12	$4,245	$10,758
	82,500		$0.23	06/13/12	$11,934	$30,241
	400,000		$0.23	01/01/12	$57,858	$146,624

Total	748,906	6.6%			$104,400	$264,571
Jonathan Hsu	25,000		$0.27	08/31/12	$4,245	$10,758
	25,000		$0.27	08/31/12	$4,245	$10,758
	100,000		$0.23	06/13/12	$14,465	$36,656
	150,000		$0.23	01/01/12	$21,697	$54,984

Total	300,000	2.7%			$44,652	$113,156
Anthony C. Plesner	437,500		$0.20	10/15/12	$55,028	$139,453
	82,500		$0.23	6/13/12	$11,934	$30,241
	400,000		$0.23	01/01/12	$57,858	$146,624

Total	920,000	8.2%			$124,820	$316,318

(1)
All options were granted pursuant to the 1998 or 2002 Stock Incentive Plans.

(2)
The total number of options granted to directors and employees in 2002 was 11,288,109

(3)
Each option may be subject to earlier termination if the officer's employment with us is terminated.

(4)
The dollar gains under these columns result from calculations assuming 5% and 10% hypothetical growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation, if any, of our common stock. The gains reflect a future value based upon growth at these prescribed rates. It is important to note that options have value to recipients only if the stock price advances beyond the exercise price shown in the table during the effective option period.

        The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 2002 and the value of outstanding and unexercised options held as of December 31, 2002. There were no stock appreciation rights exercised during 2002 and none were outstanding as of December 31, 2002.

AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 2002
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexecisable
David J. Moore	—	—	1,715,010	428,740	$31,313	—
Norman M. Blashka	—	—	688,750	200,000	$12,188	—
Jonathan Hsu	—	—	225,000	75,000	$—	—
Mark E. Moran	—	—	715,159	229,997	$7,242	—

(1)
Based on the closing market price of the common stock as reported by Nasdaq on December 31, 2002 of $0.23 per share.

(2)
Anthony Plesner is omitted, as he was no longer employed by the Company at December 31, 2002.

        Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on materials provided to us, all such required reports were filed on a timely basis in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of March 11, 2003, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and executive officers; and (iii) our current directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
David J. Moore(2)	4,872,620	7.1%
Philipp Gerbert(3)	16,667	*
Robert Perkins(4)	42,754	*
Arnie Semsky(5)	62,676	*
Joseph W. Waechter, Jr.(6)	41,740,575	38.4%
Moritz Wuttke(7)	7,788,258	11.6%
Val Zammit	52,174	*
Norman M. Blashka(8)	1,288,750	2.2%
Jonathan Hsu(9)	341,088	*
Mark E. Moran(10)	1,345,156	2.0%
Tony Schmitz(11)	841,044	1.3%
Christopher Wagner(12)	495,491	*
Doug Wagner(13)	137,917	*
All current directors and officers as a group (13 persons)(14)	59,379,925	52.5%
Elbit Ltd.(15)	8,822,271	13.2%
PubliGroupe USA Holding, Inc.(16)	7,745,518	11.6%

*
Represents less than 1% of the outstanding common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 15, 2002 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 1250 Broadway, New York, NY 10001.

(2)
Includes 41,666 shares of restricted stock issued under the 1998 stock incentive plan that vest over four years from January 1, 2000 and that are subject to forfeiture under the plan. Includes vested options to purchase 1,870,625 shares of common stock and 211,463 shares of common stock held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore. Mr. Moore's wife is the trustee of each such trust.

(3)
Includes vested options to purchase 16,667 shares of common stock.

(4)
Includes vested options to purchase 16,667 shares of common stock.

(5)
Includes vested options to purchase 36,589 shares of common stock.

(6)
Includes (i) 36,523,009 shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by Sunra Capital Holdings Limited ("Sunra"); (ii) 3,652,302 shares of Common Stock issuable upon exercise of warrants held by the Sunra; (iii) 1,217,434 shares of Common Stock issuable upon conversion of shares of Series A Stock held by the Joseph W. Waechter and Anita A. Waechter Revocable Trust dated June 10, 1998 (the "Waechter Trust");

  (iv) and 321,743 shares of Common Stock issuable upon exercise of warrants held by the Waechter Trust. The number of shares of Common Stock issuable upon conversion of shares of Series A Stock and upon exercise of such warrant are subject to antidilution adjustments. Mr. Waechter is also (i) a director and the President of Sunra, (ii) the sole member and manager of California Pacific Capital LLC ("CPC"), which holds sole voting and dispositive power over the Company's shares held by Sunra pursuant to a Management Agreement between Sunra and CPC and (iii) a trustee of the Waechter Trust.

(7)
Includes shares owned by PubliGroupe USA Holding, Inc., whose holdings are more fully described in footnote 10. Mr. Wuttke is a senior officer of PubliGroupe SA, the parent company of PubliGroupe USA Holding. Mr. Wuttke disclaims beneficial ownership over these shares.

(8)
Includes vested options to purchase 755,417 shares of common stock.

(9)
Includes vested options to purchase 266,667 shares of common stock.

(10)
Includes 25,000 shares of restricted stock issued under the 1998 stock incentive plan that vest over four years from January 1, 2000 and that are subject to forfeiture under the plan. Includes vested options to purchase 789,323 shares of common stock.

(11)
Represents shares currently registered in the name of Insight First, Inc. Mr. Schmitz has full dispositive power over such shares.

(12)
Includes vested options to purchase 300,911 shares of common stock.

(13)
Includes vested options to purchase 137,917 shares of common stock.

(14)
Includes or excludes, as the case may be, shares as described in the above footnotes.

(15)
Elbit Ltd. ("Elbit") is a wholly owned subsidiary of Elron Electronic Industries Ltd. Its address is 3 Azrieli Center, The Triangle Building, Tel Aviv 67023, Israel. Includes 2,050,000 shares held by Elbit Vflash, Inc., a wholly owned subsidiary of Elbit.

(16)
The address of PubliGroupe USA Holding, Inc. is 1100 Santa Monica Blvd, Suite 550, Los Angeles, CA, 90025. Pursuant to a Lock-Up and Standstill Agreement dated October 31, 2001, PubliGroupe USA Holding has agreed: (i) to certain limitations and restrictions on its disposition of its shareholdings, (ii) for three years, without the consent of the Company, not to acquire additional shares of the Company's common stock or take any corporation action inconsistent with the recommendations of the Board of Directors of the Company, and (iii) for five years, to vote its shares at any stockholder meeting in the manner recommended by the Board of Directors of the Company, as reflected in the Company's proxy statement.

        Below is a table showing the number of shares of common stock that have been authorized and issued under the 2001 and 2002 Equity Compensation Plans, whose adoption did not require nor receive approval of the stockholders of the Company. These plans provide only for the issuance of shares of common stock, in lieu of salary, bonus or other compensation to employees and consultants of the Company.

Name of Plan	Shares Auhtorized	Shares Issued
2001 Plan	1,250,000	1,250,000
2002 Plan	3,000,000	1,624,791

1998 STOCK INCENTIVE PLAN,
2002 STOCK INCENTIVE PLAN FOR NON-OFFICERS
AND 2002 STOCK INCENTIVE PLAN

        Background; Purpose; Eligibility.

        The following provisions are applicable to our 1998 and 2002 Stock Incentive Plans and 2002 Stock Incentive Plan for Non-Officers, except as noted, and are intended only as a summary. The incentive plans are intended to: (i) offer employees and consultants of the Company and its affiliates stock based incentives and other equity interests in the Company, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and the Company's stockholders, and; (ii) to offer equity based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders.

        All of our employees and consultants are eligible to be granted nonqualified stock options, stock appreciation rights and restricted stock. In addition, our employees and employees of our affiliates that qualify as subsidiaries (within the meaning of Section 424 of the Internal Revenue Code) are eligible to be granted incentive stock options under the 2002 Stock Incentive Plan. Our non-employee directors are eligible to receive non-discretionary grants of nonqualified stock options and to receive grants of common stock for each meeting of the Board of Directors or a committee of the Board attended.

        Administration.

        The incentive plans are administered by the compensation committee of our Board of Directors, except that with respect to awards to non-employee directors, the 2002 Stock Incentive Plan will be administered by the Board of Directors. Additionally, if no compensation committee exists which has the authority to administer the 2002 Stock Incentive Plan, the functions of the compensation committee will be performed by the Board of Directors. The compensation committee has full authority and discretion, subject to the terms of the incentive plans, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plans may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plans expire no more than ten years from the date of grant.

        Available Shares And Other Units.

        A maximum of 8,860,855 and 10,000,000 shares of common stock may be issued pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 600,000. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. Each of the 1998 and the 2002 Plan allows for an automatic increase in the shares available for issuance thereunder on the first trading day of each calendar year, beginning with 2002 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 3,000,000 shares in any given year.

        Amendment And Termination.

        Notwithstanding any other provision of the 2002 Stock Incentive Plan, the Board of Directors may at any time amend any or all of the provisions of the 2002 Stock Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2002 Stock Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be impaired without the consent of such participant approval of our stockholders in accordance with the laws of the State of Delaware, to the extent required under Section 162(m) of the Internal Revenue Code, or to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code, no amendment may be made which would: (i) increase the aggregate number of shares of common stock that may be issued; (ii) increase the maximum individual participant share limitations for a fiscal year; (iii) change the classification of employees or consultants eligible to receive awards; (iv) decrease the minimum exercise price of any stock option or SAR; (v) extend the maximum option term; (vi) change rights under the 2002 Stock Incentive Plan with regard to non-employee directors; or (vii) require stockholder approval in order for the 2002 Stock Incentive Plan to continue to comply with the applicable provisions of Section 162(m) of the Internal Revenue Code or, to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code.

        Awards Under The 2002 Stock Incentive Plan.

        The following types of awards are available under the 2002 Stock Incentive Plan:

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

Stock Appreciation Rights.

        The compensation committee may grant stock appreciation rights ("SARs") either with a stock option which may be exercised only at such times and to the extent the related option is exercisable ("Tandem SAR"), or independent of a stock option ("Non-Tandem SARs"). A SAR is a right to receive a payment either in cash or common stock, as the compensation committee may determine, equal in value to the excess of the fair market value of one share of common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of the common stock on the date of grant in the case of a Non-Tandem SAR.

Restricted Stock.

        The 1998 incentive plan authorizes the compensation committee to award shares of restricted stock. Upon the award of restricted stock, the recipient has all rights of a stockholder, unless otherwise specified by the compensation committee at the time of grant, subject to the conditions and restrictions generally applicable to restricted stock.

        Change Of Control.

        Unless otherwise determined by the compensation committee of the Board of Directors at the time of grant, in the event that we merge with another company, upon the sale of substantially all of our assets or securities representing 40% or more of the total combined voting power of our then outstanding securities, or upon changes in membership of the Board of Directors during any two-year period, then: each option will be fully vested and immediately exercisable, or each option may be repurchased by us for an amount of cash equal to the excess of the change of control price (as defined in the incentive plans) over the exercise price; and the restrictions on shares of restricted stock shall lapse as if the applicable restriction period had ended.

        Non-Employee Director Stock Option Grants.

        The 2002 Stock Incentive Plan authorizes the automatic grant of nonqualified stock options to each non-employee director, without further action by the Board of Directors or the stockholders, as follows: (i) options to purchase 50,000 shares of common stock will be granted to each non-employee director as of the date he or she begins service as a non-employee director on the Board of Directors; and (ii) options to purchase 16,667 shares of common stock (or a pro rata portion for less than a full year of service) will be granted to each non-employee director upon the date of each annual meeting of stockholders. The exercise price per share of options will be the fair market value of the common stock at the time of grant or the par value of the common stock, whichever is greater. The term of each such option will be 10 years. Options granted to non-employee directors pursuant to an initial grant will vest and become exercisable at the rate of 33.3% of the options granted, as of each anniversary of the date of grant. Options granted pursuant to an annual grant will become vested in full on the date of the third anniversary of the date of the grant, provided that the non-employer director is a director on the Board of Directors on that date. All options granted to non-employee directors and not previously exercisable will become fully exercisable immediately upon a change in control.

THE 2002 EQUITY COMPENSATION PLAN

        On April 22, 2002, we adopted the 2002 Equity Compensation Plan in order to enhance the profitability and value of the Company for the benefit of its stockholders by enabling us (i) to offer employees and consultants of the Company and its affiliates stock based incentives and other equity interests in the Company, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and the Company's stockholders and (ii) to offer equity based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders. We may from time to time issue to employees, former employees, advisors and consultants to the company or its affiliates shares of our common stock in payment or exchange for or in settlement or compromise of amounts due by us to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered.

        The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 10,000,000 shares. Shares of our common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by us. Our Chief Executive Officer is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan. The Plan is subject to amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        With the acquisition of Real Media, Inc. in October 2001, the Company assumed a note payable of $4.5 million payable to PubliGroupe, who as a result of the merger is a significant shareholder. The note bears interest at 4.5% and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement, in January 2002, the company received cash of $1.5 million and signed a promissory note in favor of PubliGroupe bearing interest at 6%, with interest and principal due in January 2005, and on May 13, 2002, we received another $1.5 million in exchange for a 6% three-year promissory note in favor of PubliGroupe with interest and principal due in May 2005.

        During 2002, there were no other transactions or series of transactions that the company was or is a party to in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. CONTROLS AND PROCEDURES

        As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

        Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

  (a)
  See Index to Consolidated Financial Statements immediately following Exhibit Index on page F-1.

  (b)
  Current Reports on Form 8-K filed during the fourth quarter of 2002:

    Report on Form 8-K dated October 4, 2002 (file no. 000-29768).
    Report on Form 8-K dated October 16, 2002 (file no. 000-29768).
    Report on Form 8-K/A dated December 19, 2002 (file no. 000-29768).

  (c)
  Exhibits. See Exhibit Index immediately following certification on signature pages.

  (d)
  Financial Statement Schedules.

    All other schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in the financial statements or the notes thereto.

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

        We have audited the accompanying consolidated balance sheet of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statement of operations, stockholders' equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 14, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

        We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media, Inc. dated December 19, 2002, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 in the Current Report on Form 8-K/A of 24/7 Real Media, Inc. dated December 19, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in footnotes 3 and 4(b) to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media, Inc. dated December 19, 2002, the Company revised the consolidated financial statements and footnotes to reflect the sale of its IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                      /s/ KPMG LLP

New York, New York
March 29, 2002,
except for footnotes 3 and 4(b), which are as of October 15, 2002

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$7,674	$6,974
Restricted cash	—	1,500
Accounts receivable, less allowances of $1,369 and $2,493, respectively	9,799	9,623
Notes and amounts receivable from disposition	720
Net current assets from discontinued operation	—	1,546
Prepaid expenses and other current assets	1,565	1,931

Total current assets	19,758	21,574
Property and equipment, net	3,988	6,308
Goodwill	2,621	7,901
Intangible assets, net	6,007	6,617
Notes and amounts receivable from disposition	1,045	—
Net long-term assets of discontinued operation	—	1,136
Receivable from related party	—	600
Other assets	548	1,452

Total assets	$33,967	$45,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,039	$8,781
Accrued liabilities	12,015	15,750
Net current liabilities of discontinued operation	—	244
Current installments of obligations under capital leases	47	42
Deferred revenue	2,748	2,422
Deferred gain on sale of subsidiary	—	2,308

Total current liabilities	18,849	29,547
Obligations under capital leases, excluding current installments	66	112
Loan payable—related party	7,876	4,534
Other long term liabilities	271	522
Minority interest	21	21

Total liabilities	27,083	34,736
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 925,000 and 0 shares issued and outstanding, respectively (liquidation preference of $10 per share)	9	—
Common stock; $.01 par value; 140,000,000 shares authorized; 59,219,844 and 49,532,127 shares issued and outstanding, respectively	592	495
Additional paid-in capital	1,089,575	1,070,403
Deferred stock compensation	(209)	(670)
Accumulated other comprehensive income (loss)	358	(62)
Accumulated deficit	(1,083,441)	(1,059,314)

Total stockholders' equity	6,884	10,852

Total liabilities and stockholders' equity	$33,967	$45,588

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2002	2001	2000
Revenues:
Integrated media solutions	$28,800	$36,470	121,867
Technology solutions	13,758	9,760	16,503

Total revenues	42,558	46,230	138,370

Cost of revenues:
Integrated media solutions	19,321	32,213	95,020
Technology solutions (exclusive of $7 in 2002 reported below as stock-based compensation)	3,448	2,855	5,216

Total cost of revenues	22,769	35,068	100,236

Gross profit	19,789	11,162	38,134

Operating expenses:
Sales and marketing (exclusive of $68, $512, and $1,965, respectively, reported below as stock-based compensation)	12,675	19,825	41,353
General and administrative (exclusive of $2,665, $1,206, and $2,306, respectively, reported below as stock-based compensation)	14,212	33,262	47,388
Product development (exclusive of $50, $(60), and $215, respectively, reported below as stock-based compensation)	3,924	11,592	16,383
Amortization of goodwill, intangible assets and advances	2,057	14,087	110,975
Stock-based compensation	2,790	1,658	4,486
Merger related costs	—	—	636
Restructuring costs	2,048	18,142	11,731
Loss (gain) on sale of non-core assets, net	327	(2,000)	—
Impairment of intangible assets	—	56,707	494,858

Total operating expenses	38,033	153,273	727,810

Loss from operations	(18,244)	(142,111)	(689,676)
Interest income (expense), net	(268)	790	1,359
Gain on sale of investments	—	4,985	52,059
Gain on exchange of patent rights, net	—	—	4,053
Impairment of investments	—	(3,089)	(101,387)
Other income	1,013	—	—

Loss from continuing operations	(17,499)	(139,425)	(733,592)
Loss from discontinued operations	—	(60,170)	(46,330)

Net loss	(17,499)	(199,595)	(779,922)
Dividends on preferred stock	(189)	—	—
Preferred stock conversion discount	(6,628)	—	—

Net loss attributable to common stockholders	$(24,316)	$(199,595)	$(779,922)

Loss per common share—basic and diluted Loss from continuing operations before preferred stock dividends and conversion discount	$(0.33)	$(3.14)	$(21.99)
Preferred stock dividends and conversion discount	(0.13)	—	—

Loss from continuing operations	(0.46)	(3.14)	(21.99)
Loss from discontinued operations	—	(1.35)	(1.39)

Net loss attributable to common stockholders	$(0.46)	$(4.49)	$(23.38)

Weighted average shares outstanding	53,000,957	44,438,527	33,363,613

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock Voting
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 1999	—		22,422,516	224	282,806
Net loss	—		—	—	—
Net change in marketable securities	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	335,758	3	5,329
Issuance of common stock for acquired businesses	—	—	16,699,865	167	737,731
Conversion of warrants into common stock	—	—	359,839	4	(4)
Forfeiture of warrants	—	—	—	—	(1,797)
Forfeiture of options	—	—	—	—	(1,048)
Revaluation of warrants	—	—	—	—	(246)
Issuance of common stock for investments	—	—	2,516,864	25	40,361
Issuance of common stock to employees	—	—	31,000	—	1,530
Issuance of common stock for services	—	—	62,921	1	334
Issuance and vesting of restricted common stock	—	—	47,044	1	4,449
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2000	—	—	42,475,807	425	1,069,445
Net loss	—	—	—	—	—
Net change in marketable securities	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	18,762	—	12
Issuance of common stock for acquired businesses	—	—	9,941,112	99	2,840
Issuance of common stock to employees	—	—	186,025	2	64
Vesting of restricted common stock	—	—	177,425	2	(2)
Issuance of warrants	—	—	—	—	204
Repurchase and retirement of WSR shares	—	—	(3,267,004)	(33)	(359)
Forfeiture of unvested options	—	—	—	—	(1,801)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2001	—	—	49,532,127	495	1,070,403
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	380,702	4	84
Issuance of preferred stock, Series A and warrants	800,000	8	—		7,147
Issuance of stock for acquired business	125,000	1	4,100,000	41	3,139
Issuance of common stock and options to employees	—	—	5,178,764	51	2,197
Preferred stock conversion discount	—	—	—	—	6,628
Vesting of restricted common stock	—	—	28,251	1	(1)
Forfeiture of unvested options	—	—	—	—	(22)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2002	925,000	$9	$59,219,844	$592	$1,089,575

See accompanying notes to consolidated financial statements.

	Deferred Stock Compensation	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 1999	(232)	194,790	(79,797)	397,791
Net loss	—	—	(779,922)	(779,922)
Net change in marketable securities	—	(190,985)	—	(190,985)
Cumulative foreign currency translation	—	(380)	—	(380)

Comprehensive loss				(971,287)

Exercise of stock options	—	—	—	5,332
Issuance of common stock for acquired businesses	(3,941)	—	—	733,957
Conversion of warrants into common stock	—	—	—	—
Forfeiture of warrants	—	—	—	(1,797)
Forfeiture of options	1,048	—	—	—
Revaluation of warrants	—	—	—	(246)
Issuance of common stock for investments	—	—	—	40,386
Issuance of common stock to employees	—	—	—	1,530
Issuance of common stock for services	—	—	—	335
Issuance and vesting of restricted common stock	(4,450)	—	—	—
Amortization of deferred stock compensation	3,568	—	—	3,568

Balance as of December 31, 2000	(4,007)	3,425	(859,719)	209,569
Net loss	—	—	(199,595)	(199,595)
Net change in marketable securities	—	(3,805)	—	(3,805)
Cumulative foreign currency translation	—	318	—	318

Comprehensive loss				(203,082)

Exercise of stock options	—	—	—	12
Issuance of common stock for acquired businesses	—	—	—	2,939
Issuance of common stock to employees	—	—	—	66
Vesting of restricted common stock	—	—	—	—
Issuance of warrants	—	—	—	204
Repurchase and retirement of WSR shares	—	—	—	(392)
Forfeiture of unvested options	1,801	—	—	—
Amortization of deferred stock compensation	1,536	—	—	1,536

Balance as of December 31, 2001	(670)	(62)	(1,059,314)	10,852
Net loss	—	—	(17,499)	(17,499)
Cumulative foreign currency translation	—	420	—	420

Comprehensive loss				(17,079)

Exercise of stock options	—	—	—	88
Issuance of preferred stock, Series A and warrants	—	—	—	7,155
Issuance of stock for acquired business	—	—	—	3,181
Issuance of common stock and options to employees	—	—	—	2,248
Preferred stock conversion discount	—	—	(6,628)	—
Vesting of restricted common stock	—	—	—	—
Forfeiture of unvested options	22	—	—	—
Amortization of deferred stock compensation	439	—	—	439

Balance as of December 31, 2002	$(209)	$358	$(1,083,441)	$6,884

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(17,499)	$(199,595)	$(779,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	60,170	46,330
Depreciation and amortization	3,511	12,787	11,194
Write-off of acquired in-process technology	—	—	97
Provision for doubtful accounts and sales reserves	(77)	6,617	10,209
Amortization of goodwill and other intangible assets	2,057	14,087	108,758
Amortization of partner agreements	—	—	2,217
Non-cash compensation	2,790	1,658	4,824
Accrued interest on notes payable	342	34	—
Gain on sale of investments	—	(4,985)	(52,059)
Gain on sale of assets, net	327	(2,000)	—
Warrants issued for services	—	100	—
Gain on exchange of patent rights, net	—	—	(4,053)
Impairment of investments	—	3,089	101,387
Impairment of intangible assets	—	56,707	494,858
Non-cash restructuring and exit costs	—	15,071	6,372
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(99)	20,138	(7,426)
Prepaid assets and other current assets	378	2,596	3,225
Other assets	863	2,235	(152)
Accounts payable and accrued liabilities	(6,503)	(21,918)	(19,643)
Deferred revenue	326	(1,627)	(2,846)

Net cash used in operating activities	(13,584)	(34,836)	(76,630)

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses	3,775	16,807	—
Cash acquired in (paid for) acquisitions, net	1,190	6,343	23,952
Capital expenditures, including capitalized software	(1,303)	(147)	(26,424)
Proceeds from sale of investments	—	9,358	65,901
Proceeds from exchange of patent rights, net of expenses	—	—	4,053
Proceeds from sale of marketable securities	—	—	9,613
Loans to employees	—	—	350
Cash paid for investments	—	—	(6,120)

Net cash provided by investing activities	3,662	32,361	71,325

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, net	7,155	—	—
Issuance of notes payable	3,000	—	—
Proceeds from exercise of stock options and conversion of warrants	88	12	5,331
Payment of capital lease obligations	(41)	(98)	(60)
Cash paid in settlement for treasury stock	—	(275)	—
Repurchase of minority interest	—	(84)	—

Net cash provided by (used in) financing activities	10,202	(445)	5,271

Net change in cash and cash equivalents	280	(2,920)	(34)
Effect of foreign currency on cash	420	(38)	(380)
Cash used by discontinued operations	—	(14,921)	(15,903)
Cash and cash equivalents at beginning of year	6,974	24,853	41,170

Cash and cash equivalents at end of year	$7,674	$6,974	$24,853

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

        24/7 Real Media, Inc. (the "Company") together with its subsidiaries is a developer and global provider of technology-driven solutions for Interactive marketing. The Company is organized into two principal lines of business: Integrated Media Solutions and Technology Solutions.

        Integrated Media Solutions connects advertisers to audiences through the following sources:

  •
  24/7 Web Alliance—a global alliance of Web sites where advertisers can place a global ad campaign or geographically select regions of the world to target

  •
  24/7 Website Results—performance based search marketing services

  •
  Other Services including an interactive desktop information and messaging tool, known as 24/7 Messenger, online promotions and email.

        Technology Solutions provides advertising delivery and management to Web sites, ad agencies and advertisers. The Company's propriety technology, OpenAdStream, can be hosted locally by customers on their servers or centrally by the Company.

        The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history and the limited history of Internet. The Company's success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's solutions by the marketplace.

Principles of Consolidation

        The Company's consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, accruals and other factors. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts. As of December 31, 2002 and 2001, the Company maintained $0.3 million and $0.7 million, respectively, in letters of credit, primarily related to leases, which are secured by cash classified as other assets on the consolidated balance sheet.

Concentration of Credit Risk

        The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts Receivable

        Accounts receivable are reported at their outstanding unpaid principal balances reduced by a sales allowance and allowance for doubtful accounts. The Company estimates allowances based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Capitalized Software

        In accordance with American Institute of Certified Public Accountants' Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use ("SOP No. 98-1"), the Company requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. SOP No. 98-1 also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 2002, the Company has capitalized approximately $1.0 million in connection with the Open Advertiser ad serving system. Capitalized computer software is depreciated using the straight-line method over the estimated useful life of the software, generally 4 years. In December 2001, pursuant to a formal plan of restructuring, the Company decided to abandon its 24/7 Connect technology. As a result the Company wrote off any remaining capitalized software related to Connect (see note 7).

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

Income Taxes

        The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs.

Foreign Currency Translation

        Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was $420,000, $318,000, and $(380,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue and Expense Recognition

Integrated Media Solutions

        24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. 24/7 Website Results revenues are derived from driving traffic to client's Web sites. Email related revenues are derived from delivering advertisements to email lists for advertisers and Web sites. Agreements are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

        Third party Web sites that register Web pages with the 24/7 Web Alliance and display advertising on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." The Company pays Affiliated Web sites a fee for providing advertising space to the 24/7 Web Alliance. The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. The Company becomes obligated to make payments to Affiliated Web sites, which have contracted to be part of the 24/7 Web Alliance, and list owners in the period the advertising impressions or emails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

Technology Solutions

        Our Technology Solutions revenues are derived from licensing our software, ad serving, and maintenance and technical support contracts. Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" upon delivery of the software, which is generally when the software is made available for download, there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Revenue from ad serving is recognized as services are delivered. The contracts are usually for a one-year period and are billed on a monthly basis.

        Revenue from maintenance and technical support contracts is recognized ratably over the life of the maintenance agreements, which typically do not exceed one year. Maintenance and technical support revenue invoiced in advance of the related services is recorded as deferred revenue. Expense from the Company's licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

        In 2003, the Company changed to a subscription based contract model for new customers of our OAS Local software. Total contract value will be recognized ratably over the term of the contract. This will have a modest negative impact on 2003, but any impact will be recaptured in subsequent years.

        During 2001 and 2000, revenue from Exactis, an email service bureau and Sabela, an ad serving solution, was recognized upon delivery.

Unbilled Accounts Receivable

        At December 31, 2002 and 2001, accounts receivable included approximately $5.1 million and $2.4 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are sometimes invoiced in the month following the completion of the earnings process. The increase in unbilled receivables from December 31, 2001 to December 31, 2002 resulted from the increase in revenues generated in the fourth quarter of 2002. The terms of the related advertising contracts typically require billing at the end of each month. All unbilled receivables as of December 31, 2002 have been subsequently billed.

Barter

        The Company has no transactions that fit the definition of barter as defined in EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions."

Product Development Costs

        Product development costs and enhancements to existing products are charged to operations as incurred.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," and FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(in thousands, except per share amounts)
Net loss:
As reported	$(17,499)	$(199,595)	$(779,922)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	15,169	29,306	46,040

Pro forma	$(32,668)	$(228,901)	$(825,962)

Net loss per share attributable to common stockholders:
As reported	$(0.46)	$(4.49)	$(23.38)
Pro forma	(0.75)	(5.15)	(24.76)

        The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 is $0.19, $0.43, and $24.17, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2002—risk free interest rate 1.48%, and an expected life of 4 years; 2001—risk free interest rate 4.59%, and an expected life of 4 years; and 2000—risk free interest rate 4.61%, and an expected life of 4 years. As permitted under the provision of SFAS No. 123, and based on the historical lack of a public market for the Company's options, no volatility was reflected in the options pricing calculation for options granted prior to the IPO. For options granted in 2000 and 2001, a volatility factor of 150% was used. For options granted in 2002, a volatility factor of 97% was used.

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

        On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. In accordance with SFAS No. 142, the Company had an external valuation of Goodwill during 2002 for the goodwill that existed at December 31, 2001. The Company updated this analysis internally for the goodwill that existed at December 31, 2002.

        In 2002, 2001 and 2000, the Company wrote off $0 million, $56.7 million, and $494.9 million, respectively, in goodwill and intangible assets (see note 3). It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

Restructuring Activities

        Restructuring activities in 2002 are accounted for in accordance with SFAS No. 146. Prior to 2002, restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 7).

Advertising Expense

        The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statement of operations and totaled $1.0 million, $1.4 million and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Preferred Stock

				Ouststanding at December 31,
Series	Shares Authorized	Price Per Share	Conversion Rate
				2002	2001
A	800,000	$10.00	$0.20535	800,000	—
B	125,000	10.00	0.20660	125,000	—

				925,000	—

        The Preferred Stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the

Company. The conversion price of the Preferred Stock is subject to adjustment in the event of certain future issuances of Company equity at an effective per share purchase price lower than the initial conversion price.

        In the event of a liquidation, dissolution or winding up of the Company, if the holders of Common Stock would receive consideration per share equal to less than three times the initial conversion price per share of the Preferred Stock (assuming for this purpose the prior conversion in full of all Preferred Stock), then the holders of the Preferred Stock are entitled to a liquidation preference payment per share equal to the purchase price, plus any dividends accrued but unpaid as of such date. After payment of the foregoing preference, the holders of each share of Preferred Stock would then also participate with the holders of the Common Stock in the distribution of the proceeds from such a liquidation event to the holders of the Common Stock. A merger, consolidation or sale of the Company will be treated as a liquidation event unless such transaction has been approved by the holders of a majority of the outstanding Preferred Stock.

Comprehensive Income (Loss)

        Comprehensive income (loss) is presented in the consolidated statement of stockholders' equity. Total comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000 was $(17.1) million, $(203.1) million, and $(971.3) million, respectively. Comprehensive loss resulted primarily from net losses of $(17.5) million, $(199.6) million and $(779.9) million, respectively, as well as a change in unrealized gains (losses), net of tax, of marketable securities of $0, $(3.8) million and $(191.0) million, respectively, and foreign currency translation adjustments of $0.4 million, $0.3 million and $(0.4) million, respectively. The net change in unrealized losses for the year ended December 31, 2001 of $(3.8) million is comprised of net unrealized holding losses arising during the period of $6.3 million related to chinadotcom, a reclassification adjustment of $5.0 million for net gains related to the sale of all of the Company's available-for-sale securities and some cost based investments and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile. The net change in unrealized gains (losses) for the year ended December 31, 2000 of $(191.0) million is comprised of net unrealized holding losses arising during the period of $215.6 million related to chinadotcom, a reclassification adjustment of $52.1 million for gains on the sale of chinadotcom and a reclassification adjustment of $27.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

Financial Instruments and Concentration of Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At December 31, 2002 and 2001, the fair value of these instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. For the years ended December 31, 2002, 2001, and 2000, the Company derived $13.5 million, $16.9 million, and $46.5 million, respectively, in revenue denominated in foreign currencies, which prior to 2002 are related principally to its discontinued operations. The Company has not experienced any material adverse impact due to fluctuations in foreign currency rates.

        No single customer accounted for a material portion (>10%) of total revenues for the years ended December 31, 2002, 2001, and 2000. No single customer accounted for a material portion (>10%) of the accounts receivable balance at December 31, 2002 or 2001. To date, accounts receivable have been derived primarily from advertising fees billed to advertisers. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for.

Loss Per Share

        Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the year ended December 31, 2002, 2001, and 2000 does not include the effects of options to purchase 12.3 million, 4.3 million, and 6.9 million and shares of common stock, respectively; 8.3 million, 4.0 million, and 2.9 million common stock warrants, respectively, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

        Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

Recent Accounting Pronouncements

        In November 2002, the FASB Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses the issues of how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The EITF will be effective for fiscal years beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of EITF 00-21 will have on the Company's financial position and results of operations.

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

        On January 1, 2000, the Company acquired the remaining 40% interest in 24/7 Media Europe through the issuance of common stock. The Company issued 428,745 shares of 24/7 Real Media common stock, valued at approximately $24.1 million, resulting in additional goodwill and other intangible assets of $24.1 million. The goodwill and other intangible assets were being amortized over the remaining period of benefit of three years. The operations of 24/7 Media Europe were discontinued during 2001 (see note 4).

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

        On July 20, 2000, the Company issued 880,000 contingent shares. The shares had a value of $11.9 million, which was considered additional goodwill. At September 30, 2000, an additional 18,000 contingent shares were earned pursuant to the agreement, resulting in $0.2 million of additional goodwill. At September 30, 2001, the remaining 14,000 contingent shares, valued at approximately $3,000 were earned. The additional amounts of goodwill are being amortized over the remaining period of benefit. The Company sold IMAKE in January 2002 and treated this entity as a discontinued operation (see note 4).

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

Acquisition of AwardTrack

        On February 11, 2000, the Company acquired AwardTrack, Inc. ("AwardTrack"), which offers a private label loyalty customer relationship management program that enables Web retailers and content sites to issue points to Web users as a reward for making purchases, completing surveys or investigating promotions. The purchase price of approximately $69.3 million consists of approximately 1.1 million shares of 24/7 Real Media common stock valued at approximately $64.0 million, fair value of options assumed of $4.6 million and $0.7 million in acquisition costs. The purchase price in excess of the value of identified assets and liabilities assumed of $69.4 million has been allocated $7.7 million to technology, $0.5 million to tradename, $0.4 million to workforce and $60.8 million to goodwill. Goodwill and other intangible assets are being amortized over their expected period of benefit which is four years for goodwill, technology and tradename; and two years for workforce. The acquisition was accounted for as a purchase business combination effective as of February 11, 2000 for accounting purposes. The Company abandoned the operations of AwardTrack in December 2000 and sold certain intellectual property assets in May 2001 (see note 5).

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

Acquisition of Website Results

        On August 24, 2000, the Company acquired Website Results ("WSR"), which engages in the business of delivering targeted search traffic on behalf of its clients. The purchase price of approximately $66.7 million, excluding contingent consideration of 2.8 million shares, consists of approximately 4.3 million shares of 24/7 Media common stock valued at approximately $61.3 million, fair value of options assumed of $4.1 million and acquisition costs of $1.3 million. The purchase price in excess of the value of identified assets acquired of $63.0 million has been allocated $54.0 million to technology, $6.6 million to goodwill, $1.1 million to deferred compensation and $1.3 to workforce. The goodwill and intangible assets are being amortized over their expected period of benefit, which is four years for goodwill and technology and two years for workforce. However, the amortization of goodwill ceased upon the adoption of SFAS No. 142. The acquisition was accounted for as a purchase business combination.

        On March 15, 2001, the Company signed an amendment to the WSR purchase agreement dated August 24, 2000. The amendment changed the earnout criteria as it related to the contingent consideration to be based on revenue rather than EBIT, as defined in the original agreement. Based on the new criteria 710,000 shares related to the period ended December 31, 2000 were issued on March 23, 2001 valued at approximately $0.2 million. In addition, employee loans amounting to $0.3 million were forgiven. These amounts were recorded as compensation expense in the first quarter of 2001, of which $0.2 million is included in stock based compensation and $0.3 million is included in sales and marketing expense in the 2001 consolidated statement of operations. An additional cash earn out of up to $1.5 million in cash was put into place for two employees who were the former principal stockholders of WSR.

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

Acquisition of Kendro Communications

        On April 1, 2000, our subsidiary 24/7 Media Europe NV acquired Kendro Communications, a Swiss based banner network service, for approximately 26,000 shares of the Company's common stock valued at approximately $487,000, excluding contingent consideration of up to $6.7 million to be paid in the Company's common stock, excluding contingent consideration subject to performance standards and other contractual requirements. The performance standards are based on revenues of the acquired business for the fiscal years ended March 31, 2001 and 2002, and the price of the Company's common stock at March 31, 2001 and 2002, respectively, and will be payable by 24/7 Europe within fourteen days after the delivery of audited revenue statements provided that the sellers are employees of the Company. As of March 31, 2001, the Company accrued an estimate of $1.1 million for the settlement of this contingency. In May 2001, the European Board of Directors approved a plan to close down the Swiss operations as well as certain other offices in an effort to restructure the European operations. As a part of that restructuring, the Company entered into an agreement terminating the original Kendro purchase agreement. As full settlement for termination the Company made a cash payment of $1.1 million and issued 1.0 million shares valued at $490,000 to the former shareholders. The Company has reflected the share issuance as stock based compensation which along with the remaining charges are included in the loss from discontinued operations line item in the 2001 consolidated statement of operations (see note 4).

Acquisition of iPromotions

        On April 17, 2000, the Company acquired iPromotions, Inc., a Seattle based promotions and sweepstakes management firm. The purchase price of $3.5 million consists of $2.0 million in cash, approximately 33,000 shares of common stock valued at approximately $654,000, fair value of options assumed of $736,000 and $100,000 in acquisition costs. In January 2003, the Company sold a majority stake in iPromotions, Inc. to a group of private investors including employees. The Company will retain a minority interest in iPromotions, Inc. (see note 18).

Acquisition of Real Media

        On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 8.2 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. The total purchase price of $6.9 million also included acquisition and transaction costs of $0.8 million and assumption of $3.9 million in net liabilities (subsequently adjusted to $2.1 million). The merger created significant cost synergies for the combined Company one of which was to focus on Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing technology, 24/7 Connect. Other synergies were achieved through the elimination of redundant personnel, affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on Real Media's and 24/7's brand names. The purchase price in excess of the value of identified assets acquired of $6.9 million has been allocated $3.5 million to acquired technology, $0.5 million to tradename and $2.9 million to goodwill. The acquired technology and tradename are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards Board 141, "Business Combinations" and Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized. In 2002, the Company adjusted the goodwill by $1.9 million as some acquired liabilities were no longer necessary.

        The net liabilities acquired consist of the following:

Asset/liability	Amount
Cash	$6,343
Accounts Receivable	6,420
Fixed Assets	2,248
Other assets	2,011
Accounts payable and accrued liabilites	(12,397)
Deferred revenue	(2,249)
Note payable	(4,500)

$(2,124)

        The Company also assumed a Promissory Note for $4.5 million issued by PubliGroupe USA Holding, Inc. ("PubliGroupe"), former principal shareholder of Real Media, as of the acquisition date, which is to be used primarily to finance Real Media's restructuring plan. The $4.5 million note is due in 2006 and has an interest rate of 4.5%. The restructuring plan provides for office closings of $0.2 million, workforce reduction of $3.1 million and other related obligations of $1.2 million (see note 7). PubliGroupe also promised to provide additional funding in the form of three-year notes of $1.5 million which was received in January 2002 and $1.5 million contingent upon the achievement of target operating results for the three months ended March 31, 2002, as defined in the agreement, which was received in May 2002. In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid in November 2001.

Acquisition of Now Marketing

        On September 19, 2002, the Company acquired certain assets of Vflash d/b/a Now Marketing ("Now Marketing"), a New York-based marketing services firm. The acquisition agreement required Now Marketing's ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together "Now Marketing's Parent"), to make a $1.25 million investment in the Company in exchange for 125,000 shares of Series B Preferred Stock. Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs. The Series B Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share of Common Stock, or 6,050,339 shares of Common Stock on an as-if converted basis.

        Substantially all of the initial terms of the agreement were reached when the price of the Company's Common Stock approximated the conversion price of $0.2066 per share of Common Stock. By the time the transaction closed on September 19, 2002, the price of the Company's Common Stock rose to $0.44 per share. Accordingly, the 125,000 shares of Series B Preferred Stock issued in connection with Now Marketing's Parent's $1.25 million investment contained an embedded beneficial conversion feature which was required to be valued separately as of the date of the business combination. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $0.2066 per share of Common Stock and the fair value of the Common Stock into which the Series B Preferred Stock was convertible into on the closing date of $0.44 per share, or an intrinsic value of approximately $0.23 per share, however, the amount of the discount was limited to the amount of cash acquired that was allocable to the Series B Preferred Stock. Therefore, the Company recorded a non-cash charge of $1.25 million in the third quarter of 2002, representing the number of common shares into which the Series B Preferred Stock is convertible

(6,050,339 shares of Common Stock) multiplied by the conversion price of $0.2066 per share of Common Stock. The non-cash charge of $1.25 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

        The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million has been allocated to acquired technology which is being amortized over 4 years. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

        The net assets acquired consist of the following:

Asset/ Liability	Amount
Cash	$1,250
Accrued liabilities	(18)

$1,232

Summary

        Each of the Company's acquisitions have been accounted for using the purchase method of accounting, and accordingly, each purchase price has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the respective acquisition dates. The following summarizes the purchase price allocation for each of the acquisitions:

Acquired Entity	Acquisition Costs	Net Tangible Assets (Liabilities)	In-Process Technology	Deferred Compensation	Beneficial Conversion	Intangibles / Goodwill
Year Ended December 31, 2000:
24/7 Media Europe	$24,117	$—	$—	$—	$—	$24,117
IMAKE	46,750	(793)	4,700	5,785		37,058
Sabela	65,026	317	—	—		64,709
AwardTrack	69,293	(82)	—	—		69,375
Exactis	475,636	43,939	—	2,870		428,827
WSR	66,675	3,720		1,072		61,883
Kendro	487	17	—	—		470
iPromotions	3,489	(127)	97	—		3,519

	$751,473	$46,991	$4,797	$9,727		$689,958

Year Ended December 31, 2001:
Real Media	$3,060	$(2,124)	$—	$—		$5,184

Year Ended December 31, 2002:
Now Marketing	$4,323	$1,232	$—	$—	$1,250	$1,841

        The following unaudited pro forma consolidated amounts give effect to the Company's 2002 and 2001 acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the year ended December 31, 2002 and 2001.

        The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Year Ended December 31, 2002	Year Ended December 31, 2001
	(in thousands except per share data)
Total revenue	$43,038	$73,524
Net loss	(27,081)	(221,706)
Loss per share from continuing operations	$(0.48)	$(4.01)
Weighted average common shares used in net loss per share calculation(1)	55,985,847	55,355,819

(1)
The weighted average common shares used to compute pro forma basic and diluted loss per share from continuing operations for the period ended December 31, 2002 includes the 4,100,000 shares issued for Now Marketing as if the shares were issued on January 1, 2002. The weighted average common shares used to compute pro forma basic and diluted loss per share from continuing operations for the period ended December 31, 2001 includes the 8,216,868 shares issued for Real Media and 4,100,000 shares issued for Now Marketing as if the shares were issued on January 1, 2001.

(3) BALANCE SHEET COMPONENTS

Property and Equipment, Net

	December 31
	2002	2001
	(in thousands)
Computer equipment and software	$10,549	$14,140
Furniture and fixtures	1,177	1,320
Leasehold improvements	652	780

	12,378	16,240
Less accumulated depreciation and amortization	(8,390)	(9,932)

	$3,988	$6,308

        At December 31, 2002 and 2001, computer equipment includes equipment with a cost of $0.4 million and $0.5 million, respectively, acquired under capital leases. The net book value of the related equipment at December 31, 2002 and 2001 was $0.1 million and $0.2 million, respectively.

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

Accordingly, the Company recognized $56.7 million and $494.9 million in impairment charges to adjust the carrying values in 2001 and 2000 respectively. Impairments taken were as follows:

	2001	2000
Exactis	$4.5	$367.3
ConsumerNet	25.3	—
WSR	26.9	21.3
Awardtrack	—	55.5
Sabela	—	47.9
iPromotions	—	2.9

Total	$56.7	$494.9

        No impairments were taken in 2002. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

        The $2.6 million in goodwill as of December 31, 2002 relates $1.1 million to Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to WSR. The $7.9 million in goodwill at December 31, 2001 relates $3.9 million to ConsumerNet, $2.9 million to Real Media and $1.1 million to Canada.

        The $6.0 million in Intangible assets, net at December 31, 2002 relates $2.8 million to Real Media, $1.8 million to Now Marketing and $1.4 million to WSR. The $6.6 million at December 31, 2001 relates $3.8 million related to Real Media and $2.8 million related to WSR.

	December 31
	2002	2001
	(in thousands)
Goodwill(1)	$2,621	$7,901

Technology	7,869	6,001
Less accumulated amortization	(2,216)	(363)

Net Technology	5,653	5,638
Other intangible assets(2)	500	1,230
Less accumulated amortization	(146)	(251)

Net Other intangible assets	354	979
Gross Intangible assets	8,369	7,231
Less accumulated amortization	(2,362)	(614)

Net Intangible assets	$6,007	$6,617

(1)
Goodwill decreased $3.8 million due to the sale of the US email management product and $1.9 million due to the reversal of excess liabilities related to Real Media.

(2)
Other intangible assets include trademark and workforce. In 2002, per SFAS 142, $730,000 gross ($420,000 net) in workforce was reclassed to goodwill.

        The amortization expense for 2002 and the five succeeding fiscal years is as follows:

	Useful Life	2002	2003	2004	2005	2006	2007
Technology	4 years	1,932	2,207	1,900	1,196	350	—
Other	4 years	125	125	125	104	—	—

		2,057	2,332	2,025	1,300	350	—

        The amortization expense and net loss from operations for the year ended December 2001 and 2000 had SFAS No. 142 been applied for these periods is as follows:

	For the Year ended December 31,
	2002	2001	2000
	(in thousands)
Net loss attributable to common stockholders	$(24,316)	$(199,595)	$(779,922)
Add back: goodwill amortization	—	7,826	91,738

Adjusted net loss attributable to commons stockholders	$(24,316)	$(191,769)	$(688,184)

Basic and diluted net loss per share:
Net loss per share attributable to common shareholders	$(0.46)	$(4.49)	$(23.38)
Add back: goodwill amortization	—	0.18	2.75

Adjusted net loss per share attributable to common shareholders	$(0.46)	$(4.31)	$(20.63)

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on 2001 and 2000 results, there can be no assurance that this would not have resulted in additional impairment charges in each of the respective years.

Accrued Liabilities

	December 31
	2002	2001
	(in thousands)
Affiliate fees	$4,742	$3,752
Incentives, commissions and expenses(1)	2,129	2,252
Restructuring and exit costs	1,932	4,267
Accrued other	3,212	5,479

	$12,015	$15,750

(1)
Incentives, commissions and expenses include stock bonuses, commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by employees. All such balances as of December 31, 2002 and 2001, except $206 and $846 and, respectively, have subsequently been paid.

(4) DISCONTINUED OPERATIONS

(a) Europe

        On August 6, 2001, the Company determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of directors. Management of 24/7 Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero. This includes $12.3 million in impairment charges related to goodwill and other intangible assets, which was included in the second quarter of 2001 statement of operations within discontinued operations. The consolidated financial statements of the Company reflect the disposition of the international segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses; assets, liabilities, and cash flows of Europe have been excluded from the respective captions in the consolidated financial statements for the prior periods and have been reclassified to reflect this presentation.

        Summarized financial information for the discontinued operation is as follows (in thousands):

	Year ended December 31,
	2001	2000
Statements of Operations Data
Revenues	$10,555	$39,082
Net loss	(30,540)	(23,952)
Gain or loss on disposal	—	—

(b) IMAKE

        In accordance with SFAS No. 144, operations meeting the definition of a component of an entity are treated as discontinued operations when sold. On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc., to Schaszberger Corporation, the previous owner, and an officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $0.5 million in cash consideration, a potential earnout of up to $4.0 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corporation, which as of the closing date represented 19.9% of the buyer. The Note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. In the event that the earnout is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equal to the difference between $3.0 million and the amount of the actual earn out paid to date. The shares to be received are based on a third-party outside valuation of the buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of arms length negotiations between the buyer and the Company. The Company has discounted the note receivable and recorded the net present value of the earnout based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. In January 2002, the Company received the upfront cash consideration of approximately $0.5 million and has been receiving the monthly earnout payments as scheduled, which amounted to approximately $0.3 million through December 31, 2002. As of December 31, 2002, there are approximately $0.7 million in short term and $1.0 million in long term notes and amounts receivable from the disposition related to IMAKE on the consolidated balance sheet.

        During the fourth quarter of 2001, the Company wrote down the carrying value of the net assets of IMAKE. The write down included $5.9 million in impairment charges related to goodwill and intangible assets, which was included in discontinued operations in the fourth quarter of 2001 statement of operations.

        The consolidated financial statements and related footnotes of the Company have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144. Accordingly, revenues, costs and expenses, assets, liabilities, and cash flows of IMAKE have been excluded from the footnotes and the respective captions in the Consolidated Statements of Operations, Consolidated Balance Sheet and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operations," "Net assets of discontinued operations," and "Net cash used by discontinued operations," for all periods presented.

        Summarized financial information for the discontinued operations is as follows (in thousands):

CONDENSED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2001
	ORIGINALLY REPORTED	IMAKE	REVISED
Revenue	$52,376	$6,146	$46,230
Cost of Revenue	(37,713)	(2,645)	(35,068)
Operating Expenses	(186,404)	(33,131)	(153,273)
Other Income	2,686	—	2,686

Net loss from continuing operations	(169,055)	(29,630)	(139,425)
Discontinued Operations	(30,540)	29,630	(60,170)

Net loss	$(199,595)	—	$(199,595)

Loss per common share—basic and diluted
Loss from continuing operations	$(3.80)	$(0.66)	$(3.14)
Loss from discontinued operations	(0.69)	0.66	(1.35)

Net loss	$(4.49)	$—	$(4.49)

CONDENSED BALANCE SHEET

	YEAR ENDED DECEMBER 31, 2001
	ORIGINALLY REPORTED	IMAKE	REVISED
Cash	$6,974	$—	$6,974
Accounts receivable	9,623	—	9,623
Current assets from discontinued operations	—	(1,546)	1,546
Asset held for sale	738	738	—
Prepaid and other current assets	3,431	—	3,431

Total current assets	20,766	(808)	21,574
Property and Equipment, net	6,308	—	6,308
Goodwill and Intangible assets	14,518	—	14,518
Long term assets from discontinued operations	—	(1,136)	1,136
Long term assets held for sale	1,700	1,700	—
Other long term assets	2,052	—	2,052

Total Assets	45,344	(244)	45,588

Accounts payable and accrued expenses	25,087	—	25,087
Current liabilities from discontinued operations	—	(244)	244
Other short term liabilities	4,772	—	4,772

Total current liabilities	29,859	(244)	30,103
Long term liabilities	4,633	—	4,633
Total Stockholders' Equity	10,852	—	10,852

Total liabilities and stockholders' equity	$45,344	$(244)	$45,588

(5) DISPOSAL OF NON-CORE ASSETS

        On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian. The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. The $1.5 million in escrow and $1.75 million prepayment were initially reflected as deferred gain on sale of subsidiary on the consolidated balance sheet. In 2002 and 2001, the Company has been billed approximately $0.2 million and $1.0 million, respectively, in services. Accordingly, the Company reduced the prepayment and deferred gain for such services, which have been reflected as cost of revenues and gain on sale of subsidiary in the statement of operations. As part of the sale of the US email management product, $0.5 million of the prepaid services were transferred to 24/7 Mail, Inc and at the December 31, 2002, approximately $0.05 million of the prepaid services were unutilized and expired; thus during 2002 approximately $0.55 million was reversed against the deferred gain on sale of subsidiary.

        In September 2001, the Company received a letter from Experian alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of Exactis. On March 27, 2002, the Company and Experian reached a settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release $780,000 to the Company. On March 28, 2002, the funds were released to the Company. Upon the release of the escrow balance, the Company recognized $750,000 of the deferred gain related to the sale as gain on sale of non-core assets in the 2002 statement of operation and $30,000 as interest income. Through December 31, 2002, the sale has resulted in a loss of $1.1 million in the aggregate.

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

        On July 30, 2002, the Company received a letter from Naviant alleging that certain of the Company's warranties regarding the assets had not been realized. Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to the Company. On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to the Company. Naviant agreed to waive further claims with regard to the specific warranty in dispute, however, certain representations made by the Company under the Purchase Agreement dated as of April 30, 2002 among the Company, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant may have the right to bring claims with respect to such representations until June 30, 2003. No claims have been brought. As a result of the settlement, the Company wrote off approximately $0.9 million remaining amount due from Naviant in the third quarter of 2002. The Company received the $1.25 million settlement October 4, 2002. The Company also reversed $0.3 million in liabilities related to the US email management product during 2002, which resulted in a total loss on the sale of approximately $1.4 million.

Summary

        For the year ended December 31, 2002, the $0.3 million loss on the sale of non-core assets includes $1.4 million loss on the sale of certain assets related to our US email management product offset by $1.1 million recognition of a deferred gain related to the sales of Exactis in May 2001. As part of the sale of Exactis, there were approximately $1.5 million in deferred gain related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. The gains were recognized as the escrow balance was released and the prepaid services were utilized. During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder related to the Company immediately. Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance. During 2002, we used approximately $0.2 million of Exactis services and recorded the related gain. The $0.1 million remaining amount relates to the reversal of unnecessary accrual related to Exactis.

        The $2.0 million for the year ended December 31, 2001 consisted of $6.1 million for Sabela and $0.3 million for AwardTrack offset by a loss of $4.4 million for Exactis. As of December 31, 2001, there is approximately $0.8 million of deferred gain related to the sale of Exactis, which is to be recognized as a gain on sale of assets when the corresponding prepaid service amounts are utilized and another potential $1.5 million when the escrow balance is released.

(6) INVESTMENTS

Network Commerce

        On April 5, 1999, the Company entered into a securities purchase agreement with Network Commerce (formerly ShopNow.com). Pursuant to this agreement, 24/7 Real Media acquired approximately 18% of Network Commerce in exchange for consideration of $5.1 million in cash, 476,410 shares of 24/7 Real Media's common stock with a value equal to $23.6 million and 24/7 Real Media's investment in CardSecure. In September 1999, Network Commerce completed its initial public offering. Accordingly, the Company's investment in Network Commerce was reclassified as an available-for-sale security and has been reflected at its fair value from that date. This investment was sold in 2001.

Chinadotcom

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

        On August 24, 2000, the Company acquired a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom, in exchange for 2.5 million shares of the Company's common stock valued at $39.4 million. Pursuant to the exchange agreement, chinadotcom is entitled to one Class I member on the Company's board, with a term expiring in 2002. The Company cannot sell its interest in Media-Asia nor can chinadotcom sell any of the 2.5 million shares received for a period of twelve months. Each of the parties received the right of first refusal to purchase the others shares, except in the case of an IPO. The Company agreed to provide funding of up to approximately $2.0 million in additional capital in proportion to its equity interest, provided 24/7 Media-Asia's 80.1% stockholder, chinadotcom, provides up to approximately $8.0 million in additional capital. In addition, 24/7 Real Media received an option to put back the Company's shares in Media-Asia for approximately 1.8 million shares of chinadotcom (i) upon change of control of chinadotcom or (ii) upon the third anniversary of the agreement if an IPO of Media-Asia doesn't occur within conditions as specified in the agreement. The Company has recorded its investment in Media-Asia at cost.

        In August 2000, the Company acquired a 19.9% interest in AT-Asia, a subsidiary of chinadotcom, through the Company's subsidiary AwardTrack ("AT"). The Company and chinadotcom have committed to make a minimum investment of $4.0 million. Based on the Company's pro-rata share the Company is required to make an initial investment of approximately $0.2 million. In addition, the Company has the option to purchase within the first twelve months additional shares to increase the Company's ownership percentage to 45% in exchange for $1 million.

        The Company has entered into licensing and service agreements with Media-Asia relating to use of the 24/7 Media name, use of the 24/7 Mail brand and related technology and rights to sell associated suite of products, and service agreements to provide 24/7 Connect. The Company also entered into a license and service agreement with AT-Asia to use the AT technology and the AT products and rights to sublicense the AT technology and products to third party Web sites in the Territory, as defined in the agreement. The respective agreements call for exclusive licensing rights which would terminate if minimum revenue amounts aren't met or if meaningful operations are not established within a twelve month period. Many of these agreements call for upfront initial licensing fees. Due to the exclusive nature of these license arrangements, the Company is required to recognize any upfront licensing fees over the applicable licensing periods or the expected term of the agreement which ranges from three to five years. Upfront licensing fees under the respective agreements amounted to $0.8 million of which $0.5 million related to AwardTrack is currently in dispute. As of December 31, 2001, none of the upfront fees have been received and therefore are not reflected in the consolidated balance sheet or statement of operations. Some of the agreements also call for minimum royalty amounts.

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

Impairment of Investments

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

        During 2000, the Company wrote down certain of its investments and recognized impairment charges of approximately $101.4 million for other-than-temporary declines in value of certain investments. The Company's management made an assessment of the carrying value of its cost-based investments and determined that they were in excess of their carrying values due to the significance and duration of the decline in valuations of comparable companies operating in the Internet and technology sectors. The write downs of cost based investments were $73.9 million, of which $38.8 million related to Media-Asia, $23.5 million related to Idealab!, $5.6 million to Naviant, $3.0 million to Bidland.com and $3.0 million in other investments. The Company's management also recognized that the decline in value of its available-for-sale investments in Network Commerce and i3Mobile were other-than-temporary and recorded an impairment of $26.4 million and $1.1 million, respectively. These impairment charges are included in "Impairment of investments" within other income (expense) in the Company's 2000 consolidated statement of operations.

Gain on sale of investments

        As of December 31, 2001, no investments remain. During the year ended December 31, 2001, the Company sold all its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold its interest in Idealab! for $2.5 million resulting in a gain of approximately $0.9 million.

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

(7) RESTRUCTURING COSTS

        During the years ended December 31, 2002, 2001 and 2000, restructuring costs of approximately $2.0 million, $18.1 million and $11.7 million, respectively, were recorded by the Company in accordance with the provisions of SFAS No. 146 in 2002 and EITF Issue No. 94-3, and Staff Accounting Bulletin No. 100 prior to 2002. The Company's restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space. The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, a reduction of space at two offices, and related costs. The $2.0 million charge consists of severance of $1.2 million, office closing costs of $0.7 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million offset by a $0.2 million reduction in deferred rent.

        The 2001 restructurings involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our Connect adserving solution. The $18.1 million charge consists of severance of $2.1 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for 24/7 Connect. In addition, the Company acquired a restructuring reserve of $4.5 million related to Real Media operations, however, $0.6 million was reversed against goodwill as it was not utilized.

        The 2000 restructuring involved the involved the involuntary termination of approximately 200 employees, the exiting of 6 sales office locations, a significant reduction of space at two additional offices, and the abandonment of the Company's AwardTrack subsidiary. As of December 31, 2000, the Company entered into negotiations to sell Sabela and recorded its assets at their estimated realizable value. The $11.7 million charge consists of severance of approximately $3.2 million, office closing costs of approximately $1.7 million, acceleration of restricted stock grants of approximately $0.9 million and the write down of assets to net realizable value primarily related to AwardTrack and Sabela and certain leasehold improvement of $5.5 million and other exits costs of approximately $0.4 million. This amount includes non-cash charges of approximately $6.4 million.

        The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the 2002 and 2001 consolidated balance sheets:

	Beginning Balance	Acquired	Current Year Reversal	Current Year Provision/Reversal	Current Year Utilization	Ending Balance
2002
Employee termination benefits	$2,489	$—	$(531)	$1,178	$1,810	$1,326
Office closing costs	266	—	—	444	266	444
Disposal of assets	—	—	—	266	127	139
Other exit costs	1,512	—	—	160	1,649	23

	$4,267	$—	$(531)	$2,048	$3,852	$1,932

2001
Employee termination benefits	$2,446	$3,110	$—	$2,175	$5,242	$2,489
Acceleration of restricted stock	—	—	—	105	105	—
Office closing costs	1,738	218	—	(445)	1,245	266
Disposal of assets	—	—	—	15,062	15,062	—
Other exit costs	309	1,184	—	1,245	1,226	1,512

	$4,493	$4,512	$—	$18,142	$22,880	$4,267

(8) INCOME TAXES

        The following is a breakdown of the Company's source of loss for income tax purposes:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
U.S. loss	$14,434	$168,671	$762,074
Foreign loss	3,065	30,924	17,848

	$17,499	$199,595	$779,922

        At December 31, 2002, the Company had approximately $204.4 million of US net operating loss carryforwards. Such carryforwards expire in various years through 2022. As a result of various equity transactions during the past five years, management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a substantial part of the net operating loss carryforwards are limited.

        The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

	2002	2001
	(in thousands)
Deferred tax assets:
Net capital loss carryforward	$—	$69,596
Net operating loss carryforward	83,376	22,706
Deferred revenue	830	160
Reserve for sales allowance	203	277
Accounts receivable principally due to allowance for doubtful accounts	176	527
Amortization of goodwill and other intangibles	1,175	1,383
Accrued compensation	483	1,175
Accrued restructuring	614	1,328
Stock option expenses	2,809	4,330
Plant and equipment, principally due to differences in depreciation	879	644
Deferred gain on sale of subsidiary	—	920
Other	—	19

Gross deferred tax assets	90,545	103,065
Less: valuation allowance	(90,545)	(103,063)

Net deferred tax assets	—	2
Deferred tax liabilities:
Unrealized gain on marketable securities	—	—
Deferred revenue	—	—
Other	—	(2)

Gross deferred tax liabilities	—	(2)

Net deferred tax asset (liability)	$—	$—

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

        Due to the Company's history of operating losses and Section 382 limitations, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2002 and 2001, the valuation allowance decreased by $12.5 million and increased by $50.1 million, respectively. Of the total valuation allowance of $90.5 million, tax benefits, recognized in the future of approximately of $2.8 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

(9) RELATED PARTY INSTRUMENTS

Loan Payable

        In conjunction with the merger with Real Media, the Company also assumed a Promissory Note for $4.5 million issued by PubliGroupe as of the acquisition date, which was used in accordance with Real Media's restructuring plan and in payment of transactional bonuses. The restructuring plan provided for office closings, workforce reduction and other related obligations. The note bears interest at 4.5% compounded monthly and principal and interest are due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement, the Company received cash of $1.5 million in January 2002 and signed a promissory note bearing interest at 6% compounded monthly, with interest and principal due in January 2005. The Company achieved certain target operating results for the three months ended March 31, 2002 and as a result, on May 13, 2002, the Company received another $1.5 million in exchange for a 6% three-year promissory note with interest and principal due in May 2005.

        The interest expense related to these notes for the year ended December 31, 2002 and 2001 was approximately $343,000 and $34,000, respectively. The interest is accrued and added to the loan principal, as it is due at maturity.

Receivable from PubliGroupe

        As of December 31, 2001, the Company had a $0.6 million receivable from a wholly owned subsidiary of PubliGroupe, a principal stockholder, which was collected during 2002.

(10) EQUITY INSTRUMENTS

PREFERRED STOCK

        On July 2, 2002, the Company entered into a Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement with Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International.

        On July 2, 2002, Sunra purchased $1.6 million of the Company's newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 13, 2002 agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of shareholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra purchased an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions").

        Each share of Series A Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.20535 per share of common stock, or 38,957,876 shares of Common Stock on an as-if converted basis. The conversion price of the Preferred Stock is subject to adjustment in the event of certain future issuances of Company equity at an effective per share purchase price lower than the initial conversion price. The Company also issued at total of 3,895,788 warrants to Sunra to purchase shares of Common Stock at an exercise price of $0.20535. All of the warrants issued may be exercised through a cashless exercise and have a five year term. The Company also issued 400,000 warrants to Merchant's Group International, valued at $0.1 million as partial payment of a placement fee and incurred a total of approximately $0.8 million in other related fees. The Series A Preferred Stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. Accordingly, the cumulative dividends are reflected as a "Preferred stock dividends" on the consolidated statement of operations.

        In the event of a liquidation, dissolution or winding up of the Company, if the holders of Common Stock would receive consideration per share equal to less than three times the initial conversion price per share of the Preferred Stock (assuming for this purpose the prior conversion in full of all Preferred Stock), then the holders of the Preferred Stock are entitled to a liquidation preference payment per share equal to the purchase price, plus any dividends accrued but unpaid as of such date. After payment of the foregoing preference, the holders of each share of Preferred Stock would then also participate with the holders of the Common Stock in the distribution of the proceeds from such a liquidation event to the holders of the Common Stock. A merger, consolidation or sale of the Company will be treated as a liquidation event unless such transaction has been approved by the holders of a majority of the outstanding Preferred Stock.

        The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company's Common Stock was approximately $0.21 per share. However, Sunra's conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to shareholder approval which was approved on September 10, 2002, at which time the price of the Company's Common Stock was $0.46 per share. Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained an embedded beneficial conversion feature which was required to be valued separately.

        The Company allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis. The value ascribed to the five-year detachable warrants, amounting to $1.3 million, was determined using a Black-Scholes pricing model (100% volatility factor, $0.46 fair value at September 10, 2002, $0.21 fair value at July 2, 2002, and $0.20535 exercise price). The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transaction was approximately $0.2 million. The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $0.20535 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the shareholder approval date of $0.46 per share, or an intrinsic value of approximately $0.25465 per share, which is greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions. Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions. Therefore, the Company recorded a non-cash charge of $5.2 million in the third quarter of 2002. The total non-cash charge of $5.4 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

        In conjunction with the acquisition of Now Marketing in September 2002, the Company issued 125,000 shares of Series B Preferred Stock (see note 2), which are convertible into 6,050,339 shares of common stock.

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

Restructuring of Executive Compensation Agreements

        In conjunction with the Sunra investment on July 2, 2002, four executive officers each agreed to modify their respective employment agreements with the Company to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days. In exchange, such executives would receive, in the aggregate, approximately 2.1 million shares of Common Stock of which the initial conversion value was based on the approximate fair market value of the Company's Common Stock as of the date of the July 2, 2002, Sunra investment, or $0.20 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million future severance benefits forfeited. In addition, such executives would also receive fully-vested stock options to acquire approximately 2.1 million shares of the Company's Common Stock with an exercise price of $0.20 per share. The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions. For accounting purposes, the shares and options are being valued at $0.46 per share, based on their fair market value using the closing price of the Company's Common Stock as of the stockholder approval date on September 10, 2002. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation", this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate. The compensation charge related to the options is based on their intrinsic value of $0.26 per option, that is, the fair market value of the Company's Common Stock on the stockholder approval date of $0.46 per share less the exercise price of $0.20 per share which resulted in $0.6 million of the $1.5 million charge.

        In addition, the four executive officers also agreed to receive the Earnings Before Interest, Taxes and Amortization ("EBITA") portion of their 2002 target bonus, if earned, in shares of the Company's Common Stock. The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $0.20 per share. Accordingly, this modification to the executives' bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of the Company's Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002. At December 31, 2002, management determined that it was probable that the EBITA target would be met and determined, at $0.20 per share, that the bonus equates to approximately 1.8 million common shares. Accordingly, the four executives' bonus awards resulted in a non-cash stock-based compensation charge of approximately

$0.4 million based upon the fair market value of the Company's Common Stock of $0.23 per share as of the end of the reporting period.

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

        On March 23, 2001 the Company issued 710,000 shares of common stock to employees of the Company for meeting the earn-out provisions in the WSR merger agreement, as mended. The related compensation expense of approximately $0.2 million is reflected as stock-based compensation expense in the consolidated statements of operations. Substantially all of these shares were returned as part of the settlement with the former principals stockholders on Septembers 25, 2001.

        On May 23, 2000, the Company offered certain members of management the option of exchanging their January 1, 2000 option grants for restricted stock in a ratio of one share for three options. As a result, the Company cancelled 832,500 options and issued approximately 285,000 shares of restricted stock to these employees of the Company, which vest over a period of three to four years. Such grants resulted in a deferred compensation expense of approximately $4.5 million, which is being amortized over the vesting period of those shares. For the years ended December 31, 2002, 2001, and 2000, 28,251, 177,425, and 47,044 shares, respectively, were granted to employees according to their vesting schedule. At December 31, 2002, 32,777 shares of restricted stock remain, vesting quarterly through December 31, 2003.

Additional Paid-in Capital

        During the year ended December 31, 2002, the Company's additional paid-in capital increased by $19.2 million primarily due to: (i) the $3.1 million of common and Series B preferred stock issued in connection with the Now Marketing acquisition, (ii) the $7.1 million of net proceeds from the issuance of Series A preferred stock and warrants, (iii) the $1.7 million non-cash compensation charge associated with the common stock and options issued in connection with the restructured severance agreements of four executives, (iv) $0.7 million in other stock-based compensation issued to employees, and (v) the $6.6 million preferred stock conversion discount.

        Shares reserved for future issuance as of December 31, 2002 are as follows:

Reserved Shares
Reserved for issued and outstanding Class A Warrants	1,324,608
Reserved for issued and outstanding Class B Warrants	1,341,818
Reserved for issued and outstanding Class C Warrants	29,830
Reserved for issued and outstanding unclassified warrants	5,619,944
Reserved for stock incentives under the 1998 Stock Incentive Plan	9,987,433
Reserved for stock incentives under the 2001 Stock Incentive Plan	2,490,062
Reserved for stock incentives under the 2002 Stock Incentive Plan	7,871,094
Reserved for stock incentive under the 2002 Equity Compensation Plan	1,375,209

WARRANTS

        In March 1999, the Company issued warrants to purchase up to 150,000 shares of common stock to NBC-Interactive Neighborhood as part of a three-year exclusive agreement to sell advertising on

NBC Network television stations and their associated Web sites at the local market level. In October 1999, the Company issued warrants to purchase up to 150,000 shares of the Company's common stock to AT&T WorldNet Service as part of a 15-month extension, plus a one-year renewal option of the current strategic agreement. In 2000, the Company recorded $2.2 million in expense related to these agreements which is included in "Amortization of goodwill, intangibles and advances" in the consolidated statement of operations.

        In March 2001, the Company issued warrants to purchase up to 200,000 shares of common stock at $.70 per share to Pacific Crest Securities, Inc. and Maya Cove Holdings, Inc. as part of the Common Stock Purchase Agreement. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

        In September 2001, the Company issued warrants to purchase up to 1,000,000 shares of common stock at $.15 cent per share to Lazard Freres & Co. LLC as a settlement for services associated with the sale of Exactis. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 1,000,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in the gain on sale of assets in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 3.74%, dividend yield of 0%, expected life of 3.25 years and volatility of 150%.

        Warrant activity during the periods indicated is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,306,685	11.17
Granted	—	—
Assumed in acquisition	154,303	8.38
Exercised	(398,759)	8.68
Canceled	(225,000)	30.57

Outstanding at December 31, 2000	2,837,229	11.57
Granted	1,200,000	0.24
Exercised	—	—
Canceled	(16,817)	9.96

Outstanding at December 31, 2001	4,020,412	$6.95
Granted	4,295,788	0.21
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2002	8,316,200	$0.41

        Warrants generally expire five years from the date of grant.

COMMON STOCK PURCHASE AGREEMENT

        On March 21, 2001, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement with Maya Cove Holdings Inc. ("Maya"). Pursuant to the terms of these agreements, beginning on the date that a registration statement covering a number of shares estimated to be issued under the Common Stock Purchase Agreement is declared effective by the SEC, and continuing for 18 months thereafter, the Company has the right, but not the obligation, subject to the satisfaction or waiver of certain conditions as set forth in the Common Stock Purchase Agreement, to sell up to $50 million of its common stock to Maya pursuant to such periodic draw downs as the Company may elect to make (the "Equity Line"). Maya will purchase such shares at a discount of between 3.0% and 3.5%, depending on the market capitalization of the Company's outstanding common stock at the time of issuance. The minimum amount that may be drawn down at any one time is $250,000. To date no amounts have been drawn under this facility.

        In conjunction with this agreement the Company issued to Maya and Pacific Crest Securities, Inc., who acted as the Company's financial advisors, warrants to purchase up to 100,000 shares each of the Company's Stock. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

(11) STOCK INCENTIVE PLANS

1998 Stock Incentive Plan

        During 1998, the board of directors and stockholders of the Company approved the 1998 Stock Incentive Plan as amended (the "Plan"). The following is a summary of the material features of the Plan. This Plan replaced the 1995 Stock Option Plan—Amended, which had been established in 1995 and amended in 1996.

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

        During 2001, the total number of options that may be issued or used for reference purposes pursuant to the Plan was increased to 8,860,855. The amount was increased by 109,331 for the pooling with Sift and 77,134, 297,000, 42,299, 88,698, 76,750, 2,051,410, 349,250 for the acquisitions of ConsumerNet, IMAKE, Sabela, AwardTrack, iPromotions, and WSR, respectively, for a total of 9,901,317.

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

2001 Equity Compensation Plan

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

2001 Stock Incentive Plan for Non-Officers

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

2002 Stock Incentive Plan

        On September 10, 2002, the shareholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company's stockholders. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 10,000,000 shares. The number of shares available under the 2002 Stock Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 3,000,000.

Other Stock Incentive Plans

        As a result of the acquisition of Exactis, the Company acquired Exactis' 1996, 1997 and 1999 stock option plans (the "Exactis Plans"). No further options will be granted under these plans. As a result of the sale of Exactis these plans were terminated and no options are currently outstanding under these plans.

        Stock option activity during the periods indicated is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,263,615	25.85
Granted	6,199,003	20.63
Exercised	(335,758)	15.50
Canceled	(2,205,765)	35.62

Outstanding at December 31, 2000	6,921,095	20.29
Granted	6,283,400	0.28
Exercised	(18,762)	0.53
Canceled	(8,919,323)	9.45

Outstanding at December 31, 2001	4,266,410	20.29
Granted	11,288,109	0.25
Exercised	(380,702)	0.23
Canceled	(2,917,154)	5.47

Outstanding at December 31, 2002	12,256,663	$1.97
Vested at December 31, 2000	1,700,319	$19.10

Vested at December 31, 2001	2,687,509	$9.54

Vested at December 31, 2002	8,074,092	$2.47

Options available for grant at December 31, 2002	8,085,941

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 0.21	2,579,906	9.6	years	$0.18	2,266,248	$0.18
0.22 - 0.42	7,328,000	8.8		0.25	3,733,879	0.23
0.43 - 1.00	1,075,522	5.6		0.53	956,351	0.54
1.01 - 2.00	394,548	7.3		1.62	393,950	1.62
2.01 - 5.00	61,140	5.3		4.03	59,995	4.02
5.01 - 10.00	46,171	5.5		6.00	43,651	6.03
10.01 - 20.00	283,136	7.4		13.48	179,285	13.63
20.01 - 64.44	488,240	6.1		33.48	440,733	32.97

	12,256,663	8.5		$1.97	8,074,092	$2.46

(12) SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information

        During 2002, 2001, and 2000, the amount of cash paid for interest was $13,000, $18,000, and $47,000, respectively.

NON-CASH INVESTING AND FINANCING ACTIVITIES

        Warrants to purchase 398,759 shares of the Company's common stock at an average of $8.68 per share were exercised during the year ended December 31, 2000 in exchange for 359,839 shares of the Company's common stock in cashless exercises of warrants.

        During 2000, the Company entered into capital leases for equipment of approximately $250,000.

        During 2002, issuance of 4.1 million shares of common stock for acquired business valued at $1.7 million.

        Note receivable and earn out in connection with the sale of IMAKE of $2.0 million in 2002.

(13) 401(k) PLAN

        The Company established a 401(k) Plan on January 1, 1999, that is available to all employees after six months of employment. Employees may contribute up to 20% percent of their salary and the Company does not currently match employee contributions. The only expense the Company incurs related to the 401(k) Plan is for administrative services, which is not material.

(14) COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, the Company's sales offices and various types of equipment for varying periods of time, with the last lease expiring in March 2010. Rent expense from all operating leases amounted to $2.6 million, $4.4 million, and $6.8 million for the years ended 2002, 2001, and 2000, respectively.

        Future minimum payments under noncancelable operating leases and capital leases at December 31, 2002 are as follows:

	Capital Leases	Operating Leases
	(in thousands)
Year Ending December 31,
2003	55	2,274
2004	55	2,206
2005	13	2,071
2006	—	1,813
2007	—	1,420
Thereafter	—	1,773

Total minimum lease payments	123	$11,557

Less amount representing interest	10

Present value of minimum lease payments	113
Less current portion	47

Long-term portion	$66

        The Company's ad serving and traffic delivery systems are housed at third party vendors in three primary locations. The agreements provide for Internet connectivity services and the lease of secure space to store and operate the Company's equipment. Projected payments for 2003 are approximately $1.2 million.

        The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $1.5 million for 2003. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of January 31, 2003, there were approximately 65 employees in Europe whose annualized base salaries were approximately $3.5 million.

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

        Experian

        In September 2001, the Company received a letter from Experian Marketing Solutions, Inc. ("Experian") alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of the Company's Exactis.com subsidiary to Experian in May 2001. Experian alleged that the Company knew that certain customers of Exactis had terminated or materially altered their relationship with Exactis prior to the closing and failed to disclose this information to Experian. Experian attributed at least $2.0 million of decreased Exactis revenues to the accounts that were allegedly terminated or altered prior to the closing. Experian commenced an arbitration hearing before the American Arbitration Association, seeking to claim $1.5 million that was scheduled to be held in escrow by Bank One (the "Escrow Agent) through August 2002 as security for the representations and warranties made under the Stock Purchase Agreement. The Company and Experian reached settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release the remaining balance of approximately $780,000 to the Company. On March 28, 2002, the funds were released to the Company.

        Beate Uhse

        In January 2002, the Company's German subsidiary Real Media Germany filed suit in the commercial court of Flensburg, Germany for breach of contract. The Company alleges that under Article 87 of the Handelsgesetzbuch (Commercial Code) Beate Uhse owes Real Media for all revenue generated on Beate Uhse's behalf for the calendar year 2002 prior the cancellation of the contract by

Beate Uhse. The sum in dispute in approximately $800,000. We have retained $400,000 of revenue generated by Beate Uhse in January 2002. Beate Uhse has counterclaimed for this amount. Both parties have appeared before the Flensburg court, which has scheduled a hearing on April 24, 2003 to further review the evidence.

        ValueClick

        On February 6, 2002, we filed a summons and complaint against ValueClick, Inc. and its subsidiary, Mediaplex, Inc., the US District Court for the southern district of New York, alleging that they infringe U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint sought monetary damages, injunctive relief, and recovery of attorneys' fees and costs.

        On February 21, 2002, ValueClick, Inc. and Mediaplex, Inc. filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers" is invalid, unenforceable and not infringed by ValueClick and Mediaplex. The complaint also sought injunctive relief and recovery of attorneys' fees. In December 2002, we reached a settlement agreement with ValueClick pursuant to which ValueClick made a cash payment to us and received a non-exclusive license under our '368 Patent.

        Advertising.com

        On February 13, 2002, the Company filed a summons and complaint against Advertising.com, Inc. alleging that Advertising.com, Inc. infringes U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." The complaint sought monetary damages, injunctive relief, and recovery of attorneys' fees and costs. In May 2002, the Company reached a settlement agreement with Advertising.com pursuant to which they made cash payments to the Company and received a non-exclusive license under the patent.

        The settlements with ValueClick and Advertising.com, which are recorded net of legal fees and are included in "Other Income" in the 2002 consolidated statement of operations, amount to approximately $1.0 million.

        Avenue A, Inc.

        In April 2002, Avenue A, Inc. initiated a declaratory action in Seattle, Washington seeking to invalidate U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." We filed a counterclaim against Avenue A in the US District Court for the western district of Washington alleging that Avenue A infringes U.S. Patent No. 6,026,368 entitled "On-line System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers." Avenue A has filed a motion for summary judgment of non-infringement. A trial date has been scheduled for October 2003.

        Chinadotcom Corp.

        In February 2003, we filed a summons and complaint against Chinadotcom Corporation in the US District Court for the southern district of New York, alleging, among other things, that Chinadotcom has breached specific agreements with us that would permit us to acquire shares of Chinadotcom common stock in exchange for our interest in a joint venture between us and Chinadotcom. The complaint seeks monetary damages, injunctive relief, and recovery of attorneys' fees and costs. We recently became aware that Chinadotcom may have filed an action in a court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd. If this action is formally commenced, the Company will indemnify Mr. Moore and assume his defense, which it intends to vigorously assert.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

(15) SEGMENTS

        The Company's business is comprised of two reportable segments: Integrated Media Solutions and Technology Solutions. The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites, search engine traffic delivery and marketing services to target online users compiled by list management. The Technology Solutions segment generates revenue by providing third party ad serving, email delivery service bureau, and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three years ended December 31, 2002, are as follows:

	Integrated Media Solutions	Integrated Technology Solutions	Total
	(in thousands)
2002
Revenues	$28,800	$13,758	$42,558
Gross profit	9,479	10,310	19,789
Segment loss from operations	(16,899)	(1,346)	(18,244)
Depreciation	1,712	1,799	3,511
Amortization of intangibles	1,057	1,000	2,057
Total assets	22,930	11,038	33,967
2001
Revenues	$36,470	$9,760	$46,230
Gross profit	4,257	6,905	11,162
Segment loss from operations	(135,116)	(6,995)	(142,111)
Depreciation	10,595	2,192	12,787
Amortization of goodwill and intangibles	13,088	999	14,087
Impairment of intangible assets	52,206	4,501	56,707
Total assets	29,936	12,970	42,906
2000
Revenues	$121,867	$16,503	$138,370
Gross profit	26,847	11,287	38,134
Segment loss from operations	(175,339)	(514,337)	(689,676)
Depreciation	8,108	3,086	11,194
Amortization of goodwill, intangibles and advances	39,575	71,400	110,975
Impairment of intangible assets	79,718	415,140	494,858
Total assets	153,230	47,836	201,066

        Not included in the segment assets for 2001 and 2000 is $2,682 and $50,777, respectively, of assets of discontinued operations.

	US	International	Total
	(in thousands)
2002
Revenues	$29,169	$13,389	$42,558
Long-lived assets	12,249	1,960	14,209
2001
Revenues	$40,619	$5,611	$46,230
Long-lived assets	14,313	9,701	24,014
2000
Revenues	$132,604	$5,766	$138,370
Long-lived assets	162,610	26,145	188,755

(16) SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED

        The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001:

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$10,751	$10,580	$9,719	$11,508
Gross profit	4,663	4,827	4,538	5,761
Amortization	542	466	466	583
Stock-based compensation	270	149	2,190	181
Restructuring costs	—	—	—	2,048
Loss (gain) on sales of non-core assets, net	(874)	568	856	(223)
Loss from operations	(3,627)	(4,171)	(6,468)	(3,978)
Other income	—	—	—	(1,013)
Loss from continuing operations	(3,665)	(4,241)	(6,553)	(3,040)
Net loss attributable to common stockholders	(3,665)	(4,241)	(13,231)	(3,179)
Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividend and conversion discount	$(0.07)	$(0.08)	$(0.12)	$(0.05)
Preferred stock dividends and conversion discount	—	—	(0.13)	—

Net loss attributable to common stockholders	$(0.07)	$(0.08)	$(0.25)	$(0.05)

	2001 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$17,609	$11,683	$7,039	$9,899
Gross profit	6,542	3,286	(456)	1,790
Amortization	6,944	3,416	2,196	1,531
Stock-based compensation	1,016	266	194	182
Restructuring costs	347	698	521	17,190
Loss (gain) on sales of non-core assets, net	—	(1,496)	(647)	(472)
Impairment of intangible assets	35,547	11,560	9,600	—
Loss from operations	(62,525)	(29,195)	(22,203)	(28,189)
Loss from continuing operations	(61,271)	(28,820)	(21,186)	(28,149)
Loss from discontinued operations	(17,416)	(25,002)	(9,669)	(8,084)
Net loss attributable to common stockholders	(78,687)	(53,822)	(30,855)	(36,233)
Loss per common share—basic and diluted
Loss from continuing operations	(1.44)	(0.66)	(0.48)	(0.60)
Loss from discontinued operations	(0.41)	(0.57)	(0.22)	(0.17)

Net loss attributable to common stockholders	$(1.84)	$(1.23)	$(0.70)	$(0.77)

(17) VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to/Reversals Credited to Expense	Deductions	Disposals	Balance at End of Period
2002
Allowance for doubtful accounts	$1,798	$(186)	$(752)		$860
Reserve for sales allowance	695	109	(295)		509

Total	$2,493	$(77)	$(1,047)		$1,369
2001
Allowance for doubtful accounts	$4,631	$5,321	$(8,060)	$(94)	$1,798
Reserve for sales allowance	1,117	1,296	(866)	(852)	695

Total	$5,748	$6,617	$(8,926)		$2,493
2000
Allowance for doubtful accounts	$1,084	$9,807	$(6,260)		$4,631
Reserve for sales allowance	1,223	402	(508)		1,117

Total	$2,307	$10,209	$(6,768)		$5,748

(18) SUBSEQUENT EVENTS—UNAUDITED

        On January 14, 2003, the Company granted approximately 6.9 million options to employees at exercise prices based on the fair value of the Company's common stock at the respective date of grant.

        Acquisition of Insight First, Inc.

        On January 21, 2003, the Company entered into an Asset Purchase Agreement with Insight First, Inc. and its primary stockholder (the "Sellers"). Pursuant to the terms of the Asset Purchase Agreement, the Company purchased from the Sellers certain assets, including specific contracts, intangibles and employee relationships, related to Sellers' web analytics solutions, including the intellectual property relating to specific products in exchange for 3,526,093 shares of our common stock valued at approximately $1.06 million, plus $150,000 in cash. In addition, the Company may pay contingent consideration in the future of up to $2.2 million, in either cash or common stock, in the Company's discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business. The Company agreed to register for resale shares of the Company's common stock issued at closing. In the event that such registration has not been effected prior to the 90th day following the closing, the Company may be required to repurchase from the Sellers up to an aggregate $114,160 of the Company's common stock issued at closing.

        Disposition of iPromotions, Inc.

        On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a new corporation formed by private investors including some of our employees. Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, intangibles and employee relationships related to our iPromotions business, including the intellectual property relating to specific products, in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on an as converted basis. The loss on the transaction is not significant.

        On February 14, 2003, 100,000 shares of Series B Preferred Stock were converted into approximately 4.8 million shares of common stock.

SIGNATURES AND POWER OF ATTORNEY

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on March 31, 2003.

24/7 REAL MEDIA, INC.
By:	/s/ DAVID J. MOORE David J. Moore Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 31, 2003 by the following persons in the capacities indicated:

Signature	Title

/s/ DAVID J. MOORE David J. Moore	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ PHILIPP GERBERT Philipp Gerbert	Director
/s/ ROBERT J. PERKINS Robert J. Perkins	Director
/s/ ARNIE SEMSKY Arnie Semsky	Director
/s/ MORITZ F. WUTTKE Moritz F. Wuttke	Director
/s/ VAL ZAMMIT Val Zammit	Director
/s/ NORMAN M. BLASHKA Norman M. Blashka	Executive Vice President and Chief Financial Officer (Principal financial officer & principal accounting officer)
/s/ MARK E. MORAN Mark E. Moran	Executive Vice President, General Counsel and Secretary

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, David J. Moore, certify that:

          1.    I have reviewed this annual report on Form 10-K of 24/7 Real Media, Inc.;

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

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: March 31, 2003
/s/ David J. Moore Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Norman M. Blashka, certify that:

          1.    I have reviewed this annual report on Form 10-K of 24/7 Real Media, Inc.;

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

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: March 31, 2003
/s/ Norman M. Blashka Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

(c)
Exhibit Index.

        Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software & Services, Inc., IMAKE Consulting, Inc., Mark L. Schaszberger and Trami Tran. (Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated January 25, 2000, January 27, 2000 and February 28, 2000).
2.2	Agreement and Plan of Merger dated as of January 9, 2000 among the Company, Killer-App Holding Corp., Sabela Media, Inc., Freshwater Consulting Ltd., James Green and Galmos Holdings Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated January 25, 2000, January 27, 2000 and February 28, 2000).
2.3	Agreement and Plan of Merger dated as of February 2, 2000 among the Company, 24/7 Awards Holding Corp., AwardTrack, Inc., MemberWorks Incorporated, Brian Anderson, National Discount Brokers Group, Inc., Jeffrey Newhouse, John Watson, Gregory Hassett, Randy Moore and Jack Daley. (Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K dated January 25, 2000, January 27, 2000 and February 28, 2000).
2.4	Agreement and Plan of Merger dated as of February 29, 2000 by and among 24/7 Media, Inc., Evergreen Acquisition Sub Corp. and Exactis.com, Inc. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-4 dated April 20, 2000 (File No. 333-35306)).
2.5	Agreement and Plan of Merger, dated August 24, 2000, between 24/7 Media, Inc., WSR Acquisition Sub, Inc., Website Results, Inc. and the stockholders of Website Results. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated August 24, 2000).
2.6	Agreement and Plan of Merger, dated October 30, 2001, between 24/7 Media, Inc., Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated October 30, 2001).
2.7	Asset Purchase agreement by and among Naviant, Inc., 24/7 Mail, Inc., and 24/7 Real Media, Inc dated as of April 30, 2002. (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K dated May 3, 2002).
2.8	Asset Purchase Agreement dated as of September 19, 2002 among 24/7 Real Media, Inc., Elbit Vflash Inc. and Elbit Vflash Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated September 19, 2002).
2.9	Asset Purchase Agreement, dated as of January 21, 2003, by and among 24/7 Real Media, Inc., Insight First, Inc., and certain stockholders named therein. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated January 21, 2003).
2.10	Stock Purchase Agreement dated May 17, 2001 by and among Exactis.com, Inc., Direct Marketing Technologies and 24/7 Media (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated June 7, 2001).
2.11	Stock Purchase Agreement dated January 22, 2002 by and among 24/7 Real Media, Inc., Imake Software & Services, Inc. and Schaszberger Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated February 6, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085).
3.2	By-laws of the Company. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085)).
4.2	Note dated October 30, 2001 issued by Real Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated October 30, 2001).
4.3	Form of Note by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated October 30, 2001).
4.4	Guarantee dated October 30, 2001 by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K dated October 30, 2001).
4.5	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K dated July 2, 2002).

4.6	Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement dated as of July 2, 2002 between the Company and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K dated July 2, 2002).
4.7	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K dated July 2, 2002).
4.8	Investor Rights Agreement dated as of July 2, 2002 among the Company, Sunra and Merchant Partners LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on Form 8-K dated July 2, 2002).
4.9	Amendment No. 1 to Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement, dated as of August 7, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.1 to the Registrant's filing on Form 8-K dated August 7, 2002).
4.10	Voting Agreement, dated as of August 8, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.1 to the Registrant's filing on Form 8-K dated August 7, 2002).
4.11	Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K dated September 19, 2002).
4.12	Series B Preferred Stock Purchase Agreement dated September 19, 2002 among 24/7 Real Media, Inc., Elbit Ltd. and Gilbridge Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K dated September 19, 2002).
4.13	Investors' Rights Agreement dated as of September 19, 2002 by and among 24/7 Real Media, Inc., Elbit Ltd., Gilbridge, Inc. and Elbit Vflash Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K dated September 19, 2002).
10.1	Form of Stock Option Agreement. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085)).
10.2	1998 Stock Incentive Plan. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085)).
10.3	2001 Stock Incentive Plan for Non-Officers. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, dated February 28, 2001 (File No. 333-56308)).
10.4	2001 Equity Compensation Plan. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, dated February 28, 2001 (File No. 333-56308)).
10.5	2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, dated October 16, 2002 (File No. 333-100582)).
10.6	2002 Equity Compensation Plan.
10.7	Employment Agreement, dated as of February 25, 1998, between 24/7 Real Media, Inc. and David J. Moore (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated August 23, 1998 (File No. 333-56085)).
10.8	Employment Agreement, dated as of November 1, 2001 between 24/7 Real Media, Inc. and Norman Blashka.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Goldstein Golub Kessler LLP.
23.2	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

24/7 REAL MEDIA, INC. 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ADDITIONAL FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
  ITEM 11. EXECUTIVE COMPENSATION
OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2002
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
1998 STOCK INCENTIVE PLAN, 2002 STOCK INCENTIVE PLAN FOR NON-OFFICERS AND 2002 STOCK INCENTIVE PLAN
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.
INDEPENDENT AUDITORS' REPORT
24/7 REAL MEDIA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (in thousands, except share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
24/7 REAL MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
SIGNATURES AND POWER OF ATTORNEY
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002