Form 10-Q
period 2003-03-31
24/7 REAL MEDIA INC
filed 2003-05-15
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 1-14355

24/7 Real Media, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3995672
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

7319
(STANDARD INDUSTRIAL CLASSIFICATION CODE)

1250 BROADWAY, NEW YORK, NY	10001
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 12, 2003
Common Stock, par value $.01 per share	69,368,612 Shares

24/7 Real Media, Inc.

March 31, 2003

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,575	$7,674
Accounts receivable, less allowances of $1,475 and $1,369, respectively	11,124	9,799
Notes and amounts receivable from disposition	720	720
Prepaid expenses and other current assets	1,076	1,565

Total current assets	17,495	19,758

Property and equipment, net	3,699	3,988
Goodwill	2,621	2,621
Intangible assets, net	6,618	6,007
Notes and amounts receivable from disposition	975	1,045
Other assets	649	548

Total assets	$32,057	$33,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,655	$4,039
Accrued liabilities	9,855	12,015
Current installments of obligations under capital leases	53	47
Deferred revenue	3,124	2,748

Total current liabilities	17,687	18,849

Obligations under capital leases, excluding current installments	48	66
Loan payable - related party	7,975	7,876
Other long term liabilities	313	292

Total liabilities	26,023	27,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 825,000 and 925,000 shares issued and outstanding, respectively (liquidation preference of $10 per share)	8	9
Common stock; $.01 par value; 140,000,000 shares authorized; 69,258,688 and 59,219,844 shares issued and outstanding, respectively	693	592
Additional paid-in capital	1,090,919	1,089,575
Deferred stock compensation	(162)	(209)
Accumulated other comprehensive income	314	358
Accumulated deficit	(1,085,738)	(1,083,441)
Total stockholders’ equity	6,034	6,884

Total liabilities and stockholders’ equity	$32,057	$33,967

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Revenues:
Integrated media solutions	$8,343	$7,516
Technology solutions	3,481	3,235
Total revenues	11,824	10,751

Cost of revenues:
Integrated media solutions	5,510	5,236
Technology solutions (exclusive of $7 in 2002 reported below as stock-based compensation)	1,165	852
Total cost of revenues	6,675	6,088

Gross profit	5,149	4,663

Operating expenses:
Sales and marketing (exclusive of $8 and $41, respectively, reported below as stock-based compensation)	3,144	3,044
General and administrative (exclusive of $38 and $186, respectively, reported below as stock-based compensation)	2,922	3,970
Product development (exclusive of $1 and $36, respectively, reported below as stock-based compensation)	588	1,338
Amortization of intangible assets	647	542
Stock-based compensation	47	270
Gain on sale of non-core assets, net	—	(874)

Total operating expenses	7,348	8,290

Loss from operations	(2,199)	(3,627)

Interest income (expense), net	(91)	(38)

Loss before provision for income taxes	(2,290)	(3,665)

Provision for income taxes	7	—

Net loss	(2,297)	(3,665)

Dividends on preferred stock	(129)	—
Net loss attributable to common stockholders	$(2,426)	$(3,665)

Loss per common share - basic and diluted
Net loss	(0.04)	(0.07)
Net loss attributable to common stockholders	$(0.04)	$(0.07)

Weighted average shares outstanding	64,473,316	49,873,034

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(2,297)	$(3,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658	1,041
Provision for doubtful accounts and sales reserves	213	388
Amortization of intangible assets	647	542
Non-cash compensation	47	270
Accrued interest on notes payable	99	66
Gain on sale of non-core assets, net	—	(874)
Loss on disposal of fixed assets	—	80
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,538)	415
Prepaid assets and other current assets	490	(21)
Other assets	(57)	795
Accounts payable and accrued liabilities	(1,226)	(3,811)
Deferred revenue	334	(288)

Net cash used in operating activities	(2,630)	(5,062)

Cash flows from investing activities:
Proceeds from notes and amounts receivable from disposition of non-core assets, net of expenses	70	—
Cash paid for acquisitions, net	(150)	—
Capital expenditures, including capitalized software	(325)	(32)
Cash paid for investments	(50)	—

Net cash used in investing activities	(455)	(32)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	—
Payment of capital lease obligations	(12)	(10)
Issuance of notes payable	—	1,500
Proceeds from sale of non-core assets	—	1,272

Net cash provided by financing activities	30	2,762

Net change in cash and cash equivalents	(3,055)	(2,332)
Effect of foreign currency on cash	(44)	26
Cash and cash equivalents at beginning of year	7,674	6,974

Cash and cash equivalents at end of year	$4,575	$4,668

See accompanying notes to unaudited interim consolidated financial statements.

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries is a developer and global provider of solutions for interactive marketing.  The Company is organized into two principal lines of business: Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions connects advertisers to audiences through the following sources:

•  24/7 Web Alliance - a global alliance of Web sites where advertisers can place a global ad campaign or geographically select regions of the world to target

•  24/7 Website Results - performance based search marketing services

•  Other services including an interactive desktop information and messaging tool, known as 24/7 Messenger, brokerage services for online promotions and e-mail.

Technology Solutions provides advertising delivery and management to Web sites, ad agencies and advertisers.  The Company’s propriety technology, Open AdStream ®, can be hosted locally by customers on their servers or centrally by the Company.

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards.  The Company’s success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company’s solutions by the marketplace.

Factors Affecting Comparability of 2003 and 2002

In May 2002, the Company completed the sale of certain assets related to the US e-mail management product which had approximately $1.3 million in revenue during the first quarter of 2002.

In January 2003, the Company sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.2 million in the first quarter of 2002 and $0.1 million in 2003 (see note 3).

In January 2003, the Company acquired Insight First, Inc., a web analytics company.  The impact on the first quarter of 2003 was not significant (see note 2).

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during the first quarter of 2003. The headcount has decreased 74 from 300 at March 31, 2002 to 226 at the March 31, 2003.

Organization and Basis of Presentation

Principles of Consolidation

The accompanying consolidating financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition.  All significant intercompany transactions and balances have been eliminated.

The accompanying interim consolidated financial statements are unaudited.  In the Company’s opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of the Company’s operations and cash flows for the interim periods presented.  The financial statements, financial data and other information disclosed in these notes to the consolidated results are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America  have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect that reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  These estimates and assumptions related to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, accruals and other factors.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents.  Cash and cash equivalents consisted principally of money market accounts.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed the federally insured limits.  The Company has not experienced any losses in these accounts.

Unbilled Receivables

At March 31, 2003 and December 31, 2002, accounts receivable included approximately $5.3 million and $5.1 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business.  Advertising contracts are typically invoiced monthly, in the period subsequent to when the revenue has been earned.

Capitalized Software

In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP No. 98-1”), the Company requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. SOP No. 98-1 also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use.  As of March 31, 2003, the Company had capitalized approximately $1.1 million in connection with the Open Advertiser ad serving product.  Depreciation will be calculated under the straight-line method over the estimated useful life of the software, or 4 years and begin when the product is available for general release, which is expected in the summer of 2003.

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

Technology Solutions

Technology Solutions revenues are derived from licensing the Company’s software, ad serving, and maintenance and technical support contracts.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Generally, the Company recognizes revenue from software license arrangements upon delivery of the software, and there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

The Company recently refined its OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models.  The Company has also adjusted its software arrangements, which bundle a software license with maintenance and technical support services.  As a result, the Company changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of OAS local revenue to future periods.  Using this method, the Company recognizes as revenue the total value of its software arrangements ratably over the term of the software license.  This change will have the effect of modestly reducing license fee revenue in 2003 and deferring a portion of revenue to future periods.  The Company will recapture the reduction in upfront license fee revenue in subsequent years as it recognizes deferred revenue on its software arrangements.  Under the prior arrangements, the Company typically recognized software license revenue immediately upon delivery of the software and recognized revenue related to maintenance and technical support services ratably as earned.

Revenue from ad serving is recognized upon delivery.  The contracts are usually for a one-year period and are billed on a monthly basis.

Expense from the Company’s licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and FASB interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.  SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss:
As reported	$(2,297)	$(3,665)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	2,210	4,485
Pro forma	$(4,507)	$(8,150)
Net loss per share:
As reported	$(0.04)	$(0.07)
Pro forma	(0.07)	(0.16)

The per share weighted-average fair value of stock options granted for the three months ended March 31, 2003 and 2002 is $0.17 and $0.20, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions: 2003 - risk free interest rate 2.47%, an expected life of 4 years and volatility of 103%; and 2002 – risk free interest rate 4.59%, an expected life of 4 years and volatility of 97%.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Preferred Stock

Series	Shares Authorized	Price Per Share	Conversion Rate	Ouststanding at
				March 31, 2003	December 31, 2002
A	800,000	$10.00	$0.20535	800,000	800,000
B	125,000	10.00	0.20660	25,000	125,000
				825,000	925,000

On February 14, 2003, 100,000 shares of Series B Preferred Stock were converted into 4,840,271 shares of common stock.  The Preferred Stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  As of March 31, 2003, there are approximately $0.3 million of accrued but unpaid dividends.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock are entitled to a liquidation preference payment per share equal to the purchase price, plus any dividends accrued but unpaid as of such date before any payment to holders of Common Stock.  After payment of the foregoing preference, the holders of each share of Preferred Stock would then participate pro rata with the holders of the Common Stock, on an as converted basis, in the distribution of the proceeds from such a liquidation event to the holders of the Common Stock until such time as the holders of Preferred Stock shall have received an amount equal to three times the purchase price (inclusive of their liquidation preference).  A merger, consolidation or sale of the Company will be treated as a liquidation event unless such transaction has been approved by the holders of a majority of the outstanding Preferred Stock.

Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2003 and 2002 was $(2.3) million and $(3.7) million, respectively.  Comprehensive loss resulted primarily from net losses of $(2.3) million and $(3.7) million.

Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted net loss per common share for the three months ended March 31, 2003 and 2002 does not include the effects of options to purchase 19.3 million and 8.3 million shares of common stock, respectively; 5.6 million and 4.0 million common stock warrants, respectively, and 40.2 million shares of Preferred Stock in 2003, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

(2)  BUSINESS COMBINATIONS

Acquisition of Now Marketing

On September 19, 2002, the Company acquired certain assets of Vflash d/b/a Now Marketing (“Now Marketing”), a New York-based marketing services firm.  The acquisition agreement required Now Marketing’s ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together “Now Marketing’s Parent”), to make a $1.25 million investment in the Company in exchange for 125,000 shares of Series B Preferred Stock.  Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs.  The Series B Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share of Common Stock, or 6,050,339 shares of Common Stock on an as-if converted basis.

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

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Cash	$1,250
Accrued liabilities	(18)
$1,232

Acquisition of Insight First

On January 21, 2003, the Company acquired certain assets of Insight First, Inc. (“Sellers”), including specific contracts, intangibles and employee relationships, related to the Seller’s Web analytics solutions, including the intellectual property relating to specific products in exchange for 3,526,093 shares of the Company’s common stock valued at approximately $1.0 million, plus $150,000 in cash.  In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $2.2 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal years 2003 and 2004.  The Company agreed to register for resale all of the Company’s common stock issued at closing.  In the event that such registration has not been effected prior to the 90th business day following the closing, the Company may be required to repurchase from the Sellers up to an aggregate $114,160 of the Company’s Common Stock issued at closing.

The purchase price in excess of fair value of net tangible assets and liabilities acquired of $1.3 million has been allocated to acquired technology.  The acquired technology is being amortized over the expected benefit period of four years.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Current Assets	$1
Fixed assets	44
Accrued liabilities	(41)
$3

The following pro forma consolidated amounts give effect to the Company’s acquisition of Now Marketing and Insight First accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three months ended March 31, 2003 and 2002.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended March 31,
	2003	2002

Total revenues	$11,845	$10,949
Net loss	(2,340)	(6,158)
Loss per share	$(0.04)	$(0.11)
Weighted average shares used in net loss per share calculation (1)	65,296,071	57,499,127

(1)  The weighted average shares used to compute pro forma basic and diluted net loss per share for the three months ended March 31, 2003 and 2002 includes the 4,100,000 and 3,526,093 common shares issued for Now Marketing and Insight First, respectively, as if the shares were issued on January 1, 2002.

(3)  DISPOSAL OF NON-CORE ASSETS

Sale of iPromotions, Inc.

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors including some of the Company’s employees.  Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangibles, and employee relationships related to our iPromotions business, including the intellectual property relating to specific products and gave $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis.  Accordingly, the Company effectively sold a majority stake in its iPromotions business.  Prior to the sale, the carrying value of iPromotions was $0, therefore, there was no gain or loss on the transaction.  The cash payment was recorded as an investment.

(4)  INTANGIBLE ASSETS, NET

The $2.6 million in goodwill as of March 31, 2003 and December 31, 2002 relates $1.1 million to Canada (formerly ClickThrough), $0.4 million to WSR and $1.1 million to Real Media.

The $6.6 million in Intangible assets, net at March 31, 2003 relates $1.2 million to WSR, $2.6 million to Real Media, $1.6 million to Now Marketing and $1.2 million to Insight First.  The $6.0 million in Intangible assets, net at December 31, 2002 relates $1.4 million to WSR, $2.8 million to Real Media and $1.8 million to Now Marketing.

	March 31, 2003	December 31, 2002	Estimated Useful Lives
	(in thousands)

Goodwill	$2,621	$2,621

Technology (1)	9,127	7,869	4
Less accumulated amortization	(2,828)	(2,216)
Net Technology	6,299	5,653

Trademark	500	500	4
Less accumulated amortization	(181)	(146)
Net Other intangible assets	319	354

Gross Intangible assets	9,627	8,369
Less accumulated amortization	(3,009)	(2,362)
Net Intangible assets	6,618	6,007

(1) Technology increased $1.3 million due to the acquisition of Insight First, Inc..

(5)  RESTRUCTURING

The following sets forth the activities in the Company’s restructuring reserve for the three months ended March 31, 2003, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year utilization	Current year reversal	Ending Balance
Employee termination benefits	$1,139	$(795)	$—	$344
Office closing costs	709	(161)	—	548
Disposal of assets	72	(12)	—	60
Other exit costs	12	(12)	—	—
	$1,932	$(980)	$—	$952

(6)  RELATED PARTY TRANSACTIONS

The Company has three Promissory Notes with PubliGroupe, a significant shareholder, totaling $7.5 million.  One note for $4.5 million bears an interest rate of 4.5% with principal and interest due on October 30, 2006.  Two notes for $1.5 million each bears an interest rate of 6% with principal and interest due in January 2005 and May 2005.

Interest expense related to these notes is accrued and added to the loan principal, as it is due at maturity.  Interest expense related to these notes for the three months ended March 31, 2003 and 2002 was approximately $99,000 and $66,000, respectively.

(7) COMMON STOCK

On March 17, 2003, the Company issued 1,466,249 shares, valued at approximately $0.3 million, to employees in lieu of cash for achieving contractual performance-based 2002 target bonuses.  The bonuses were accrued as of December 31, 2002.

From January to July 2002, approximately 58 employees including members of senior management volunteered to receive between 5 and 20% of their compensation in the form of the Company’s common stock in lieu of cash.  As a result, approximately 1.1 million shares, valued at $0.2 million, were issued.

In April 2002, the Company issued 416,784 shares, valued at $0.1 million, principally to the CEO, for 2001 bonuses as reported in the Company’s 10-K and accrued as of December 31, 2001.

Additional Paid-in Capital

During the three months ended March 31, 2003, the Company’s additional paid-in capital increased by $1.3 million primarily due to $1.1 million of common stock issued in connection with the Insight First acquisition, $0.3 in other stock-based compensation issued to employees offset by ($50,000) related to the conversion of preferred stock.

(8)  STOCK INCENTIVE PLANS

For the three months ended March 31, 2003, the Company granted approximately 1.8 million stock options under the 1998 Stock Incentive Plan, 0.8 million stock options under the 2001 Incentive Plan for Non-officers and 4.7 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2003, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 3,000,000.

(9)  SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2003 and 2002, the amount of cash paid for interest was $3,000 and $4,000, respectively.

(10)  SEGMENTS

The Company’s business is comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites and search engine traffic delivery and marketing services.  The Technology Solutions segment generates revenue by providing third-party ad serving and other technology services.  The Company’s management periodically reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three months ended March 31, 2003 and 2002, are as follows:

	Three months ended March 31, 2003			Three months ended March 31, 2002
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$8,343	$3,481	$11,824	$7,516	$3,235	$10,751
Segment loss from operations	(2,056)	(143)	(2,199)	(3,551)	(76)	(3,627)
Amortization of intangibles	335	312	647	292	250	542
Stock-based compensation	47	—	47	270	—	270
Gain on sale of assets, net	—	—	—	874	—	874

Total assets:
March 31, 2003	19,553	12,504	32,057
December 31, 2002	22,930	11,037	33,967

	US	International	Total
	(in thousands)
Three months ended March 31, 2003
Revenues	$7,440	$4,384	$11,824
Long-lived assets	12,654	1,908	14,562

Three months ended March 31, 2002
Revenues	$7,549	$3,202	$10,751
Long-lived assets at December 31, 2002	12,249	1,960	14,209

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward looking.  We use words such as “anticipate”, “believe”, “expect”, “future” and “intend”, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Our actual results may differ significantly from management’s expectations, plan or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  This section, along with other sections of this report, describes some, but not all, of the factors that could cause actual to differ significantly from management’s expectations.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.  Unless the context requires otherwise in this report the terms “24/7 Real Media,” the “Company,” “we,” “us,” and “our” refer to 24/7 Real Media, Inc. and its subsidiaries, and references to “24/7 Website Results” refer to 24/7 Website Results, Inc., a wholly owned subsidiary of 24/7 Real Media.

GENERAL

We are a gateway to the full spectrum of solutions for interactive marketing.  Our Open AdSystem™ platform, based on our patent-protected technology, empowers Internet marketers to target, convert and retain their best online customers and manage and protect customer relationships.  We work closely with our customers to implement integrated, value-enhancing solutions to manage critical aspects of Internet marketing from ad sales and media representation to campaign planning, execution and optimization as well as audience measurement and analysis.  We believe our technology solutions, and our media and marketing services, offer controllable and cost-effective methods for generating advertising revenue consistent with the goal of building and protecting customer relationships.

We generate revenue in two business segments:  Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

Our Media Solutions consist of the following services: (i) the 24/7 Web Alliance, a global alliance of Web sites where advertisers can place a global run-of-network ad campaign, or target ads by content, by geography, by time or by part of day; (ii) 24/7 Website Results, a performance-based search engine paid inclusion service where we perform a custom buildout containing all relevant keywords and keyword phrases and advertisers pay only when users search on one of those phrases and click-through to the advertiser’s Web site from search listings; and (iii) other services including: desktop messaging services and brokerage activities for internet promotions and e-mail marketing.  Our 24/7 Web Alliance includes the 24/7 Network of Web sites, which uses our Open AdStream technology solutions to deliver and manage Internet advertisements, and our 24/7 Portfolio, which comprises Web sites with whom we provide services independent of our 24/7 Network.

We generate revenue through the 24/7 Web Alliance from fees paid by client advertisers.  We typically offer advertisers a pricing model based on cost-per-thousand-impressions (“CPM”) enabling a client advertiser to pay a fee based on the number of times its ad is viewed.  We may also offer advertisers performance-based pricing models that may include cost-per-click (“CPC”) pricing allowing a client advertiser to pay us only when a user clicks on the advertiser’s ad or performs a specific action, such as a clicking on a uniform resource link (“URL”), downloading software, registering for membership or other transactions.

We share the revenue generated through the 24/7 Web Alliance with Web sites included in the 24/7 Web Alliance.  With respect to our 24/7 Network Web sites, our revenue share generally ranges between 40% and 50% depending on, among other things, our Web site partner’s audience size, number of unique visitors, impressions and page views, and the prominence of our partner’s brand name.  With respect to our 24/7 Portfolio Web sites, our revenue share ranges between 35% and 45% depending on similar factors.

The following table shows by quarter the number of active advertiser accounts and the number of paid impressions since January 1, 2002.

	Number of Active Client Accounts	Number of Paid Impressions
		(in billions)
Q1 2003	617	6.1
Q4 2002	518	4.8
Q3 2002	502	3.0
Q2 2002	529	3.3
Q1 2002	558	4.2

24/7 Website Results operates a paid inclusion service for advertisers.  Paid inclusion is also known as “Trusted Feed” and generally operates by converting an advertiser’s dynamically generated and/or poorly optimized Web pages into an XML data feed that is specifically designed to address the individual search engine algorithm.  This data feed is then fed directly into the databases of our search engine partners as if their spider had in fact collected the data.  Our 24/7 Website Results strategy focuses, in part, on helping advertisers more precisely develop and expand the range of terms and phrases they can use to drive search engine traffic to their Web sites.

We generate revenue through 24/7 Website Results from performance-based fees paid by advertisers to have their Web sites included in our search engine partner databases via our XML feed. We use proprietary technology to help Internet marketers determine a set of keyword phrases most relevant to their site and agree on a CPC fee they will pay for traffic directed to their Web sites. Through our search engine relationships, we help ensure that our clients are well represented in the search results for the selected keyword phrases. We do not guarantee a position in search results for our advertisers, only inclusion and frequent refresh cycles.

24/7 Website Results offers advertisers important advantages to other forms of paid inclusion.  In particular, the advertiser, with our assistance, controls which information on a Web page is submitted and assures that the most pertinent content is indexed within the search engine database.  Further, our trusted feeds are updated more regularly than typical results obtained by automated search engine spiders, which reduces the time lag for inclusion of Web sites that have frequently changing content.  In addition, our trusted feeds provide advertisers with the ability to quickly edit or remove poorly performing listings.  Overall, for advertisers with Web pages that change regularly, our paid inclusion service combines a pay for performance model with the benefits of control, freshness and coverage.

We share the revenue generated through Website Results with our search engine partners.  Our revenue share may range between 35% and 45% depending on, among other things, our distribution partner’s size, number of unique visitors, impressions and the number of searches conducted, and the prominence of our partner’s brand.

The following table shows by quarter the number of active advertiser accounts and the number of valid visitors for 24/7 Website Results since January 1, 2002.

	Number of Active Client Accounts	Number of Valid Visitors
		(in millions)
Q1 2003	626	16.5
Q4 2002	472	12.5
Q3 2002	358	9.6
Q2 2002	294	10.7
Q1 2002	298	8.4

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

Technology Solutions

Our Technology Solutions consist of the following products and services:  (i) the Open AdStream® software (“OAS Local”), a turnkey Internet advertising delivery and management solution installed locally on our clients’ servers; (ii) the Open AdStream service (“OAS Central”), an Internet advertising delivery and management service for website publishers using our Open AdStream software distributed centrally from our servers on an application service provider basis; (iii) the Open Insight™ service, a service that uses our proprietary software to measure and analyze audience behavior for client Web sites; and (iv) the Open Advertiser™ service (“OAD”), an Internet advertising delivery and management service for advertisers and ad agencies distributed centrally from our servers on an application service provider basis.

We generate revenue from licensing our Open AdStream software to client Web sites.  Our license agreements typically provide for an upfront license fee and a software maintenance and service fee.  We negotiate license fees based on, among other things, the forecasted number of impressions a client Web site will deliver using our software and several other factors.  To a lesser extent, we also generate revenue by providing professional services charged at an hourly rate.

We generate revenue from our Open AdStream service from fees paid by client Web sites.  We typically offer Web sites a CPM based pricing model allowing the client Web site to pay us based on ad impressions.  For these client Web sites, an “impression” includes the delivery by us at their request of any advertisement or other marketing material.  Our OAS Central revenue is determined by multiplying the CPM rate by the number of impressions delivered and is typically billed on a monthly basis.  To a lesser extent, we also generate revenue from fees paid to us by our client Web sites for trafficking their advertisements.  Trafficking advertisements typically refers to entering advertisement creative material and campaign specifications into our software engine.

We generate revenue from our Open Insight service from fees paid by client Web sites.  We typically offer Web sites page-view-based pricing enabling the client website to pay us based on how many page views are measured.  Our service revenue is calculated by multiplying the CPM rate by the number of page views delivered.  To a lesser extent, we also generate revenue by providing professional services charged at an hourly rate.

We generate revenue from our Open Advertiser service from fees paid by client advertisers and agencies.  We have been generating revenue from Open Advertiser in Europe since mid-2001.  Domestically, we have not generated significant revenue from our Open Advertiser service because it is in development and existing customers are in the beta implementation process.  We expect to launch our Open Advertiser service in the United States during the summer of 2003.

The following table shows by quarter certain metrics for our Technology Solutions since 2002.  We believe that metrics for periods prior to 2002 are not comparable because our Technology Solutions then included a different product mix.

	OAS Local	OAS Central and OAD
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions
			(in billions)
Q1 2003	235	151	8.8
Q1 2002	258	162	7.5
Q3 2002	273	159	6.4
Q2 2002	271	153	5.1
Q3 2002	274	152	4.9

(1)          A client contract may represent multiple clients and websites utilizing Open Adstream products and services.

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

Technology Solutions

Technology Solutions revenues are derived from licensing the Company’s software, ad serving, and maintenance and technical support contracts.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Generally, the Company recognizes revenue from software license arrangements upon delivery of the software, and there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

The Company recently refined its OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models.  The Company has also adjusted its software arrangements, which bundle a software license with maintenance and technical support services.  As a result, the Company changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of OAS local revenue to future periods.  Using this method, the Company recognizes as revenue the total value of its software arrangements ratably over the term of the software license.  This change will have the effect of modestly reducing license fee revenue in 2003 and deferring a portion of revenue to future periods.  The Company will recapture the reduction in upfront license fee revenue in subsequent years as it recognizes deferred revenue on its software arrangements.  Under the prior arrangements, the Company typically recognized software license revenue immediately upon delivery of the software and recognized revenue related to maintenance and technical support services ratably as earned.

Revenue from ad serving is recognized upon delivery.  The contracts are usually for a one-year period and are billed on a monthly basis.

Expense from the Company’s licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2003 TO 2002

In May 2002, we completed the sale of certain assets related to the US e-mail management product, which had approximately $1.3 million in revenue during the first quarter of 2002.

In January 2003, we sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.2 million in the first quarter of 2002 and $0.1 million in 2003.

In January 2003, we acquired Insight First, Inc., a web analytics company.  The impact on the first quarter of 2003 was not significant.

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during the first quarter of 2003. The headcount has decreased 74 from 300 at March 31, 2002 to 226 at the March 31, 2003.

The following table compares the results of operations for the three months ended March 31, 2003 to the results of operations for the three months ended March 31, 2002 (in thousands):

	Three months ended March 31,		Dollar Variance	Percentage Variance
	2003	2002
		(in thousands)
	(unaudited)	(unaudited)
Revenues:
Integrated media solutions	$8,343	$7,516	$827	11.0%
Technology solutions	3,481	3,235	246	7.6%
Total revenues	11,824	10,751	1,073	10.0%

Cost of revenues:
Integrated media solutions	5,510	5,236	274	5.2%
Technology solutions	1,165	852	313	36.7%
Total cost of revenues	6,675	6,088	587	9.6%

Gross profit	5,149	4,663	486	10.4%

Operating expenses:
Sales and marketing	3,144	3,044	100	3.3%
General and administrative	2,922	3,970	(1,048)	-26.4%
Product development	588	1,338	(750)	-56.1%
Amortization of intangible assets	647	542	105	19.4%
Stock-based compensation	47	270	(223)	-82.6%
Gain on sale of non-core assets, net	—	(874)	874	100.0%

Total operating expenses	7,348	8,290	(942)	-11.4%

Loss from operations	(2,199)	(3,627)	1,428	39.4%

Interest income (expense), net	(91)	(38)	(53)	-139.5%

Loss before provision for income taxes	(2,290)	(3,665)	1,375	37.5%

Provision for income taxes	7	—	7	-100.0%

Net loss	(2,297)	(3,665)	1,368	37.3%

REVENUES

INTEGRATED MEDIA SOLUTIONS. Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Website Results and Other Media Services.  24/7 Web Alliance revenue was $4.7 million and $4.3 million in the three months ended March 31, 2003 and 2002, respectively, an increase of 11.3%.  The increase is due to increasing the size of the 24/7 Network which allowed impressions sold to increase from 4.2 billion in 2002 to 6.1 billion in 2003.

24/7 Website Results revenue was $3.1 million and $1.7 million in the three months ended March 31, 2003 and 2002, respectively, an increase of 82.2%.  We generate a significant portion of our 24/7 Website Results revenue from relationships with a small number of search engines, particularly at our largest traffic provider, Inktomi, which accounted for approximately 55% of our 24/7 Web site results revenue in the first quarter of 2003.  Inktomi was recently acquired and has implemented certain changes that has caused the revenue we generate from Inktomi to decline.   Our contract with Inktomi is scheduled to expire at the end of May 2003, although we are in the process of negotiating a renewal.  Depending on the outcome of these discussions, we expect this contract to generate substantially less revenue in subsequent quarters.  We are pursuing new relationships with a number of other search engines that we believe could proved significant traffic in the U.S. and in Europe, and also working on new products with significant revenue potential.

Other Media Services revenue is generated primarily from e-mail and iPromotions.  E-mail revenue decreased from $1.3 million for the three months ended March 31, 2002 to $0.5 million for the three months ended March 31, 2003.  The decrease is due to the sale of our US e-mail management product known as 24/7 Mail, to Naviant on May 3, 2002 offset by the growth in international email.  We maintain the ability to sell e-mail domestically as a broker through Naviant’s 24/7 Mail and internationally, without restriction.  In January 2003, we sold our iPromotions unit, which accounted for $0.1 million and $0.2 million in the three months ended March 31, 2003 and 2002, respectively.

Excluding the disposed US e-mail management product and iPromotions, Integrated Media Solutions revenue increased $2.2 million or 36.8% from $6.0 million in the first quarter of 2002 to $8.2 million in first quarter of 2003.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue was $3.5 million and $3.2 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 7.6%.  Revenue from our products that we host, including OAS Central and OAD, grew as impressions delivered climbed from 4.9 billion to 8.8 billion.  OAS Central continues to be an attractive solution as it requires minimal upfront cost and does not require the customer to dedicate their assets to hosting the software.  In 2003, we changed to a subscription based contract model for new customers for our OAS Local software.  Total contract value is recognized ratably over the term of the contract whereas in 2002 the revenue related to the software license was recognized upon delivery.  Had we changed contracts in 2002, approximately $0.4 million in first quarter revenue would have been deferred until future periods and reported revenue would have been approximately $2.8 million.  On this comparable basis, revenue increased 25.0% versus the prior year.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (24/7 Web Alliance), a list provider (for e-mail) or a traffic provider (for 24/7 Website Results), which is usually calculated as a percentage of revenues.  Cost of revenues also includes adserving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM.  Gross profit increased from $2.3 million or 30.3% for the three months ended March 31, 2002 to $2.8 million or 34.0% for the three months ended March 31, 2003.  Excluding the disposed US e-mail management product and iPromotions, gross profit increased from 26.8% to 33.6%.  This increase is due to increased revenue on the 24/7 Network which has a higher margin.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of the costs of operating equipment and broadband capacity for our third party adserving solutions and payroll costs to deliver, modify and support software offset by the portion charged to Integrated Media Solutions for adserving.  Gross margins were 66.5% and 73.7% for the three months ended March 31, 2003 and 2002, respectively.  Had we changed the OAS Local contracts in 2002, gross margin would have been 69.4%.  The decrease is due to an increase in impressions served for OAS Central, which has a lower margin than OAS Local.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising and marketing expenditures.  Sales and marketing expenses were $3.1 million and $3.0 million for the three months ended March 31, 2003 and 2002, respectively.  As a percentage of revenue, the expense decreased from 28.3% to 26.6% for the three months ended March 31, 2002 and 2003, respectively.  This decrease is due to our rationalization efforts and reduction of discretionary expenses.  The number of employees included in sales and marketing decreased from 152 at March 31, 2002 to 129 at March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business.  General and administrative expenses were $2.9 million and $4.0 million for the three months ended March 31, 2003 and 2002, respectively.  As a percentage of revenue, the expense decreased from 36.9% to 24.7% for the three months ended March 31, 2002 and 2003, respectively.  The significant decrease is due to our rationalization efforts in eliminating office space, a reduction in personnel and unnecessary expenses.  The number of general and administrative employees at March 31, 2003 and 2002 was 45 and 68, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities.  Product development expenses were $0.6 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively.  As a percentage of revenue, the expense decreased from 12.4% to 5.0% for the three months ended March 31, 2002 and 2003, respectively.  This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.  Also, the expense decreased as the costs related to developing our Open Advertiser (OAD) product are being capitalized.  We capitalized approximately $0.2 million in the three months ended March 31, 2003 and will continue to capitalize costs until OAD is ready for general release which is expected during summer of 2003.  The number of employees included in product development decreased from 52 at March 31, 2002 to 31 at March 31, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets were $0.6 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively.  The increase is due to the amortization of acquired technology related to the Now Marketing acquisition in September 2002 and the Insight First acquisition in January 2003.

STOCK-BASED COMPENSATION. Stock based compensation was $47,000 and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.  The expense for the three months ended March 31, 2003 represent the amortization of deferred compensation for restricted shares issued to certain employees.  The expense for the three months ended March 31, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash and $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees.

GAIN ON SALE OF NON-CORE ASSETS, NET. The $0.9 million gain for the three months ended March 31, 2002 relates to the sale of Exactis in May 2001.  As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts.  The gains were recognized as the escrow balance was released and the prepaid services were utilized.  During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder paid to the Company immediately.  Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance.  The remaining amount of the gain related to the use of prepaid services.

INTEREST INCOME (EXPENSE), NET. Interest income, net includes interest income from our cash and cash equivalents and short-term investments and interest expense, net related to our long term debt and capital lease obligations.  Interest expense, net was $0.9 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.  The net increase was due to the addition of debt.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have financed our operations through equity financings and long-term debt.  We used approximately $2.6 million and $5.1 million of cash in operating activities during the first quarter of 2003 and 2002, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.

Net cash used by investing activities was approximately $0.5 million and $32,000 in the three months ended March 31, 2003 and 2002, respectively.  During 2003, we paid $150,000 as part of the acquisition of Insight First, Inc., $325,000 for capital expenditures, including capitalized software, and $50,000 as an investment in iPromotions, Inc.  Approximately $70,000 was received for earn-outs related to the sale of a former subsidiary.  During 2002, the net cash used related to capital expenditures.

The Company has various employment agreements with employees in the U.S., the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $1.6 million for 2003 including salary and performance based target bonuses.  These contracts call for severance payments in the event of involuntary termination which generally range in amount from three months to one years’ salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months.  As of May 1, 2003, there were approximately 66 employees in Europe whose annualized base salaries were approximately $2.7 million.

As of March 31, 2003, we had approximately $0.8 million remaining of cash outlay obligations relating to restructuring and exit costs.  These amounts consist primarily of office closing costs, which we expect to settle by December 2003.

Our capital requirements depend on numerous factors, including market demand of our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services.  Management believes that the support of our vendors, customers, stockholders, and employees, among others, continue to be key factors affecting our future success.  Moreover, management’s plans to continue as a going concern rely heavily on achieving revenue and other income targets and controlling our operating expenses.  Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve our liquidity. To the extent we encounter additional opportunities to raise cash, we may sell additional equity securities, which would result in significant further dilution of our common stockholders.  Stockholders may experience extreme dilution due to both our current stock price and the significant amount of financing we may raise.  These securities may have rights senior to those of holders of our common stock and, in the case of preferred stock, may have liquidation preference and participation rights that could diminish or eliminate the proceeds available to our common stockholders, if any, upon a sale of the Company. We do not have any contractual restrictions on our ability to incur debt.  Any indebtedness could contain covenants which would restrict our operations.

We believe, based on successful execution of our business plan, that we have sufficient liquidity to finance our needs at least through 2003.

MARKET FOR COMPANY’S COMMON EQUITY

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

Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the Nasdaq National Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the Nasdaq SmallCap Market.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future.  We incurred net losses of $2.3 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively.  Each of our predecessors had net losses in every year of their operation.  We may incur operating losses for the foreseeable future.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

While management believes the Company’s current financial resources are sufficient to fund our operations for the balance of 2003, an unforeseen reduction in our revenues, an impairment of our receivables, or an increase in expenses may require us to raise additional funds to continue operations.  To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders.  Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock.  We do not have any contractual restrictions on our ability to incur debt.  Any indebtedness could contain covenants, which restrict our operations.

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

WE DISCLOSE PRO FORMA INFORMATION.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  We also disclose and discuss certain pro forma information in the related earnings release and investor conference call.  This pro forma financial information excludes or may exclude certain special charges and other costs.  We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations.  However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services such as Website Results, Open Advertiser and Open Insight.  Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems.  In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements.  We may be unable to meet the demands of these clients.  Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions.  We cannot assure you that demand for its new solutions will emerge or become sustainable.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF A SIGNIFICANT AMOUNT OF GOODWILL AND INTANGIBLE ASSETS ON OUR BALANCE SHEET.

In the course of our operating history, we have acquired and disposed of numerous assets and businesses.  Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements.  The goodwill and/or intangible assets was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets.  As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable potion as a charge to our earnings.

To improve our operating performance, we may determine to acquire other assets or businesses complementary to our business and, as a result, we may record additional goodwill and/or intangible assets in the future.  The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings.  We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, “Business Combinations,” such as marketing, customer or contract-based intangibles.  The amount allocated to these intangible assets could be amortized over a fairly short period.  As a result, our earnings and the market price of our common stock could be negatively affected.

THE SUCCESS OF OUR 24/7 WEBSITE RESULTS OPERATIONS DEPEND ON A SMALL NUMBER OF SEARCH ENGINE AFFILIATES FOR A SIGNIFICANT PORTION OF OUR 24/7 WEBSITE RESULTS REVENUE, THE LOSS OF A SINGLE SEARCH ENGINE AFFILIATE COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 WEBSITE RESULTS REVENUE.

We have generated a significant portion of our 24/7 Website Results revenue from relationships with a small number of search engines, including Inktomi, Alta Vista, Look Smart and Yellow Pages.com.  We expect that a small number of search engine affiliates will continue to generate a majority or more of our 24/7 Website Results revenue for the foreseeable future.  Due to recent changes at Inktomi, the revenue we generate from this relationship has declined recently.  The interruption or loss of any of our primary search engine relationships, and, in particular, our relationship with Inktomi, could cause a significant decrease in 24/7 Website Results revenue.  As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our affiliates or face increased competition from affiliates that internally develop or acquire capabilities similar to our service.  In addition, as our search engine affiliates’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our affiliates which could have a material adverse effect on our 24/7 Website Results revenue.

OUR FINANCIAL CONDITION MAY AFFECT OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS.

Our financial condition may negatively affect our business partners’ and other market participants’ perception of our Company.  If we are unable to maintain existing relationships and develop new ones, our revenues could suffer materially.

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

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS OUR BUSINESS WILL BE ADVERSELY AFFECTED.

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

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS.

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

SOME OF SOFTWARE IS LICENSED FROM THIRD PARTIES.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require.  Our OAS technology resides on computer systems located in our data centers housed by Exodus Communications in the United States and Level3 Communications in Europe.  These systems’ continuing and uninterrupted performance is critical to our success.  Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions.  Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.  To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources.  Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

In addition, terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers, and vendors, which could significantly impact our revenues, costs and expenses and financial position.  The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted.  We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of 24/7 Real Media’s net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ SMALLCAP MARKET.

From 1998 to 2002, our common stock traded on the Nasdaq National Market.  Under Nasdaq rules, our common stock is required to maintain a bid price of at least $1.00 per share to remain listed on the Nasdaq SmallCap Market.  Our common stock has traded below $1.00 since February 2001.  However, in October 2001 Nasdaq suspended the bid price requirement in the aftermath of the September 2001 terrorist attacks.  When Nasdaq reinstituted the bid price requirement in January 2002, it provided for fresh and extended grace periods.  In order to benefit from the maximum grace period, we transitioned our common stock listing to the Nasdaq SmallCap Market in May 2002.  Nasdaq recently extended the grace periods for companies whose common stock is listed on the Nasdaq SmallCap Market by an additional 90 days, and is seeking the approval of the Securities and Exchange Commission to extend the grace period by up to an additional 270 days.  We understand that the SEC has not yet commented on Nasdaq’s request to extend the grace periods.  As a result, we received a letter from Nasdaq dated May 13, 2003 stating that we no longer comply with the $1.00 minimum bid price requirement for continued listing and that our common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4).  The letter advised that our common stock will be delisted as of the opening of trading on May 22, 2003, unless we request a hearing by May 20, 2003. Under Nasdaq rules, if we request such a hearing, the scheduled delisting will be stayed pending the outcome of the hearing. Until then, our common stock will remain listed and will continue to trade on the Nasdaq SmallCap Market.  Our management and Board of Directors are reviewing the letter and considering their options.  At our Annual Meeting of Stockholders in September 2002, the stockholders of the Company granted the Board of Directors the authority to effect a reverse split of our common stock without further approval from the stockholders of the Company; the Board may in its discretion approve a reverse split, at one of five ratios between 1 for 10 and 1 for 30, at any time prior to the next Annual Meeting of Stockholders.  The Board has not made any determination as to whether, when and at what ratio it may approve a reverse split.

Our failure to meet NASDAQ’s maintenance criteria may result in the delisting of our common stock from Nasdaq.  In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets.”  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale.  Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price.  It would also make it more difficult for us to raise additional capital.  We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

WE MAY IMPLEMENT A REVERSE STOCK SPLIT OF OUR COMMON STOCK.

Our stockholders approved a series of amendments to our certificate of incorporation at our September 10, 2002 stockholders meeting.  These amendments authorized our board of directors to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of either one-to-10, one-to-15, one-to-20, one-to-25 or one-to-30.  At any time prior to the 2003 annual meeting of stockholders, the board of directors has the sole discretion to elect, as it determines to be in the best interests of our company and our stockholders, whether or not to effect a reverse stock split, and if so at which of the approved ratios.  If the board of directors elects to implement one of the approved reverse stock splits, the number of issued and outstanding shares of common stock would be reduced in accordance with the exchange ratio for the selected reverse stock split.  The par value of the common stock would remain unchanged at $.01 per share and the number of authorized shares of common stock would also remain unchanged.  In determining whether or not to implement a reverse stock split, and the appropriate exchange ratio, the board would assess a variety of factors, including but not limited to analysis of our most recent fiscal quarter and general conditions, as well as the trading price of our common stock on the days leading up to the date of the reverse stock split.

The effect of any reverse stock split upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied.  The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split and there may not be a sustained increase in the trading prices of our common stock after giving effect to the reverse stock split.  Moreover, the trading price may not remain above the thresholds required by the Nasdaq Stock Market and we may not be able to continue to meet the other continued listing requirements of the Nasdaq Stock Market.

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

FUTURE SALES OF OUR COMMON STOCK MAY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

There were 69,368,612 shares of common stock outstanding as of May 12, 2003, as well as options to purchase an additional approximately 19.3 shares of our common stock.  In addition, there are 40,167,944 shares of our common stock issuable upon conversion of our outstanding preferred stock.  We cannot predict the effect, if any, that future sales of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of shares of Preferred Stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

OUR MAJOR STOCKHOLDERS WILL LIKELY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS AND PREVENT A CHANGE OF CONTROL.

Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owner of 42.8 million shares of our common stock.  PubliGroupe USA Holdings is the beneficial owner of 7.7 million shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors.  Additionally, the terms of the Series A Preferred Stock, owned principally by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

Based on their voting power, Sunra and PubliGroupe may effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions, and will likely be in a position to prevent a change in control of 24/7 Real Media even if the other stockholders were in favor of the transaction.

OUR PREFERRED STOCK HAS LIQUIDATION PREFERENCE AND PARTICIPATION RIGHTS THAT COULD REDUCE OR ELIMINATE ANY PROCEEDS AVAILABLE TO OUR COMMON STOCKHOLDERS UPON A SALE OF OUR COMPANY.

In addition, under certain circumstances, upon the sale, liquidation or dissolution of the Company, our Series A and Series B preferred stockholders maybe entitled to receive an aggregate liquidation preference of $8.25 million, before our common stockholders received any payment.  After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis.  As result, in the event of a sale, liquidation or dissolution of the Company, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users.  In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe.  The effectiveness of our OAS technology could be limited by any regulation limiting the collection or use of information regarding Internet users.  Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of information about individuals has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation.  The Network Advertising Initiative, or NAI, of which 24/7 Real Media is a member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing.  We are also subject to various federal and state regulations concerning the collection, distribution and use of information regarding individuals.  These laws include the Children’s Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information.  Although our compliance with the NAI’s guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, we cannot assure you that additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, will not be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

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

Internet usage could decline if any well-publicized compromise of security occurs.  “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service.  We may be required to expend capital and other resources to protect our Web site against hackers. We cannot assure you that any measures we may take will be effective.  In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

In addition to our ongoing litigation against, Avenue A, from time to time, we may selectively pursue claims of infringement of our patents and other intellectual property rights by third parties.  Such claims and any resultant litigation present the risk that a court could determine, either preliminarily or finally, that some of our patent or other intellectual property rights are not valid.  In addition, even if we prevail, such litigation could be time-consuming and expensive to pursue, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2003 (in thousands):

	2003	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$4,575	$—	$—	$—	$—	$4,575
Average interest rate	0.80%					0.80%

Loan payable	—	—	3,573	5,608	—	9,181
Average interest rate			4.50%	6.00%		5.42%

We did not hold any derivative financial instruments as of March 31, 2003.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European currencies.  The effect of foreign exchange rate fluctuations for the three months ended March 31, 2003 and 2002 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of March 31, 2003, we had $1.2 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Termination of previous independent accountants

On January 29, 2003, we dismissed KPMG LLP (“KPMG”) as our independent public accountants.  The audit reports issued by KPMG on our consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

“KPMG’s report, dated March 29, 2002, except for footnotes 3 and 4(b), which are as of October 15, 2002, contains two explanatory paragraphs. This report appears in the Form 8-K/A of 24/7 Real Media, Inc. dated December 19, 2002. The first explanatory paragraph states that the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The second explanatory paragraph states that the Company revised the consolidated financial statements and footnotes to reflect the sale of its IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

ITEM 5.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms.

Additionally, there were no significant changes in the Company’s internal controls that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Chinadotcom Corp.

On February 19, 2003, the Company filed a complaint against Chinadotcom Corporation for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between the Company and Chinadotcom. The complaint sought monetary damages in excess of $6 million as well as certain equitable relief.  Chinadotcom then filed a motion seeking to compel arbitration of the matter, which the court granted on May 12, 2003.  We intend to file promptly an arbitration claim relating to both the equity exchange agreement and other claims that we may have against chinadotcom.  We believe that chinadotcom may assert counterclaims.

Chinadotcom recently filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd.  The Company will indemnify Mr. Moore and assume his defense.  We believe that the charges are utterly without merit and that the action was brought solely in retaliation against the Company for asserting its rights in the matter discussed above.

Avenue A, Inc.

On April 19, 2002, Avenue A, Inc. filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by Avenue A.  The complaint also seeks injunctive relief and recovery of attorney's fees.  On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the '368 patent.  On January 2, 2003, Avenue A filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003: a decision on this motion is pending.  The parties are presently in discovery.

Beate Uhse

In January 2002, the Company’s German subsidiary Real Media Germany filed suit in the commercial court of Flensburg, Germany for breach of contract.  The Company alleges that under Article 87 of the Handelsgeserzbuch (Commercial Code) Beate Uhse owes Real Media for all revenue generated on Beate Uhse’s behalf for the calendar year 2002 prior to the cancellation of the contract by Beate Uhse.  The sum in dispute is approximately $800,000.  We have retained $400,000 of revenue generated by Beate Uhse in January 2002.  Beate Uhse has counterclaimed for this amount.  The matter is pending before the Flensburg court.

Brian Anderson

On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events.  The Company has removed the lawsuit to federal court in California and has moved to dismiss the complaint in its entirety; this motion was granted in part, with leave to remand, and denied in part.  The plaintiff has subsequently refiled the complaint and the Company has filed a counterclaim.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

In March 2003, the Nasdaq Stock Market made certain proposals to the Securities and Exchange Commission to further extend the grace periods that exempted the Company from compliance with Nasdaq’s $1.00 per share minimum bid price requirement.  We understand that the SEC has not yet commented on Nasdaq’s request to extend the grace periods.   As a result, the Company received a letter from Nasdaq dated May 13, 2003 stating that the Company no longer complies with the $1.00 minimum bid price requirement for continued listing and that the Company’s common stock is, therefore, subject to delisting from the Nasdaq SmallCap Market, pursuant to Nasdaq Marketplace Rule 4310(c)(4).  The letter advised that the Company’s common stock will be delisted as of the opening of trading on May 22, 2003, unless the Company requests a hearing by May 20, 2003. Under Nasdaq rules, if the Company requests such a hearing, the scheduled delisting will be stayed pending the outcome of the hearing. Until then, the Company’s common stock will remain listed and will continue to trade on the Nasdaq SmallCap Market.  The Company’s management and Board of Directors are reviewing the letter and considering their options.  If the Company requests a hearing, it is expected to be held within 45 days of the date that the request for a hearing is filed with Nasdaq.

If the SEC fails to grant the request of Nasdaq to further extend the grace periods, and if any relief that Company may seek at a hearing is denied and the Company’s common stock fails to trade above $1.00 per share for a consecutive 10 day period, the Company’s common stock will be delisted from the Nasdaq SmallCap Market. In such event, the Company’s common stock will trade on the OTC Bulletin Board’s electronic quotation system, or another quotation system or exchange on which the shares of the Company may qualify. The Company’s shareholders will still be able to obtain current trading information, including the last trade bid and ask quotations and share volume.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

None.

(b)                                 Reports on Form 8-K.

Report on Form 8-K dated January 9, 2003 (file no. 0-29768).  The report contained our issuance of a press release announcing that the Company has amicably settled an action the Company brought against, and entered into a license agreement with, ValueClick, Inc. and Mediaplex, Inc.

Report on Form 8-K dated January 21, 2003 (file no. 1-14355).  The report contained information regarding our acquisition of Insight First, Inc.

Report on Form 8-K dated January 29, 2003 (file no. 1-14355).  The report contained information regarding the termination of our previous independent accountants, KPMG LLC.

Item 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date: May 13, 2003

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 13, 2003

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 13, 2003

/s/ Norman M. Blashka
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)