Form 10-Q
period 2003-06-30
24/7 REAL MEDIA INC
filed 2003-08-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 12, 2003
Common Stock, par value $.01 per share	79,117,665

24/7 Real Media, Inc.

June 30, 2003

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,120	$7,674
Accounts receivable, less allowances of $1,664 and $1,369, respectively	11,439	9,799
Notes and amounts receivable from disposition	420	720
Prepaid expenses and other current assets	1,039	1,565

Total current assets	22,018	19,758

Property and equipment, net	3,300	3,988
Goodwill	2,621	2,621
Intangible assets, net	5,957	6,007
Notes and amounts receivable from disposition	1,235	1,045
Other assets	549	548

Total assets	$35,680	$33,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,848	$4,039
Accrued liabilities	9,410	12,015
Current installments of obligations under capital leases	41	47
Deferred revenue	3,461	2,748

Total current liabilities	17,760	18,849

Obligations under capital leases, excluding current installments	48	66
Loan payable - related party	—	7,876
Other long term liabilities	338	292

Total liabilities	18,146	27,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 1,518,250 and 925,000 shares issued, respectively (liquidation preference of $10 per share)	15	9
Common stock; $.01 par value; 140,000,000 shares authorized; 77,568,203 and 59,219,844 shares issued, respectively	776	592
Additional paid-in capital	1,106,539	1,089,575
Deferred stock compensation	(114)	(209)
Accumulated other comprehensive income	320	358
Accumulated deficit	(1,090,002)	(1,083,441)
Total stockholders’ equity	17,534	6,884

Total liabilities and stockholders’ equity	$35,680	$33,967

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, expect share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Integrated media solutions	$8,362	$7,330	$16,705	$14,845
Technology solutions	3,788	3,250	7,269	6,485
Total revenues	12,150	10,580	23,974	21,330

Cost of revenues:
Integrated media solutions	5,084	4,866	10,594	10,101
Technology solutions (exclusive of $10, $0, $10 and $7, respectively, reported below as stock-based compensation	1,062	887	2,227	1,739
Total cost of revenues	6,146	5,753	12,821	11,840

Gross profit	6,004	4,827	11,153	9,490

Operating expenses:
Sales and marketing (exclusive of $33, $13, $41 and $54, respectively, reported below as stock-based compensation)	3,227	3,234	6,371	6,278
General and administrative (exclusive of $67, $129, $105 and $315, respectively, reported below as stock-based compensation)	2,776	3,476	5,698	7,446
Product development (exclusive of $36, $7, $38 and $42, respectively, reported below as stock-based compensation)	755	1,105	1,342	2,443
Amortization of intangible assets	661	466	1,308	1,008
Stock-based compensation	146	149	194	418
Loss (gain) on sale of assets, net	—	568	—	(305)

Total operating expenses	7,565	8,998	14,913	17,288

Loss from operations	(1,561)	(4,171)	(3,760)	(7,798)

Interest expense, net	(51)	(70)	(142)	(109)
Other expense	(839)	—	(839)	—

Loss before provision for income taxes	(2,451)	(4,241)	(4,741)	(7,907)

Provision for income taxes	33	—	40	—

Net loss	(2,484)	(4,241)	(4,781)	(7,907)

Dividends on preferred stock	(158)	—	(287)	—
Preferred stock conversion discount	(1,780)	—	(1,780)	—
Net loss attributable to common stockholders	$(4,422)	$(4,241)	$(6,848)	$(7,907)

Loss per common share - basic and diluted
Net Loss	$(0.03)	$(0.08)	$(0.07)	$(0.16)
Preferred stock dividends and conversion discount	(0.03)	—	(0.03)	—
Net loss attributable to common stockholders	$(0.06)	$(0.08)	$(0.10)	$(0.16)

Weighted average shares outstanding	72,377,559	50,802,199	68,448,282	50,665,338

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,781)	$(7,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,238	2,062
Provision for doubtful accounts and sales reserves	293	215
Amortization of intangible assets	1,308	1,008
Non-cash compensation	194	418
Accrued interest on notes payable	166	150
Gain on sale of non-core assets, net	—	(305)
Loss on disposal of fixed assets	—	24
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,933)	1,494
Prepaid assets and other current assets	532	548
Notes and amounts receivable from disposition	110	34
Other assets	43	513
Accounts payable and accrued liabilities	(1,405)	(6,768)
Deferred revenue	671	(187)

Net cash used in operating activities	(3,564)	(8,701)

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses	—	2,238
Cash paid for acquisition	(150)	—
Cash paid for investment	(50)	—
Capital expenditures, including capitalized software	(506)	(52)

Net cash (used in) provided by investing activities	(706)	2,186

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	6,792	—
Proceeds from issuance of note payable - related party	—	3,000
Payment of capital lease obligations	(24)	(20)
Retirement of debt	(1,500)	—
Proceeds from exercise of stock options	486	—

Net cash provided by financing activities	5,754	2,980

Net change in cash and cash equivalents	1,484	(3,535)
Effect of foreign currency on cash	(38)	96
Cash and cash equivalents at beginning of period	7,674	6,974

Cash and cash equivalents at end of period	$9,120	$3,535

See accompanying notes to unaudited interim consolidated financial statements.

(1)  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

24/7 Real Media, Inc. (the “Company”), together with its subsidiaries, develops and provides solutions for interactive marketing.  The Company is organized into two principal lines of business: Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions connects advertisers to audiences through the following sources:

•      24/7 Web Alliance - a global alliance of Web sites where advertisers can run site-specific ad campaigns on brand name sites, campaigns targeted to users in one or more of our content channels or global ad campaigns across our entire network of participating Web sites.

•      24/7 Website Results - performance paid inclusion and search engine optimization services.

•      Other services including an interactive desktop information and messaging tool, known as 24/7 Messenger, and brokerage services for online promotions and e-mail.

Technology Solutions provides advertising delivery and management technology and services to Web sites, ad agencies and advertisers.  The Company’s primary software product, Open AdStream ®, is based on patented technology and available to customers in enterprise and centrally distributed solutions.  The Company also provides an ad serving product for ad agencies, advertisers and direct marketers, known as Open Advertiser, as well as a web analytics solution known as Open Insight.

The Company’s business is characterized by rapid technological change, new product development and evolving industry standards.  The Company’s success may depend, among other factors, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the continued acceptance of the Company’s solutions by the marketplace.

Factors Affecting Comparability of 2003 and 2002

In May 2002, the Company completed the sale of certain assets related to the US e-mail management product which had approximately $0.4 million and $1.6 million in revenue for the three and six month periods ended June 30, 2002.

In January 2003, the Company sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.3 million and $0.6 million for the three and six month periods ended June 30, 2002, respectively, and $0.1 million for the three and six month periods ended June 30, 2003 (see note 3).

In January 2003, the Company acquired Insight First, Inc., a web analytics company.  The impact on the three and six month periods ended June 30, 2003 was not significant (see note 2).

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during 2003. The number of full-time employees has decreased by 67 from 285 at June 30, 2002 to 218 at June 30, 2003.

Organization and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition.  All significant intercompany transactions and balances have been eliminated.

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

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

Unbilled Receivables

At June 30, 2003 and December 31, 2002, accounts receivable included approximately $5.6 million and $5.1 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business.  Advertising contracts are typically invoiced monthly, in the period subsequent to when the revenue has been earned.

Capitalized Software

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company requires certain product development costs to be capitalized commencing when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.  As of June 30, 2003, the Company had capitalized approximately $1.2 million in connection with the development of our Open Advertiser ad serving software product.  The product was released in June 2003.  Depreciation is calculated under the straight-line method over the estimated useful life of the software, or 4 years.

Revenue and Expense Recognition

Integrated Media Solutions

24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  24/7 Website Results revenues are derived from driving valid visitors to client Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites.  Agreements in each of our media businesses are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

Technology Solutions

Technology Solutions revenues are derived primarily from licensing the Company’s software and from our ad serving and software maintenance and technical support contracts.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Generally, the Company begins to recognize revenue from software license arrangements upon delivery of the software, and there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

The Company recently refined its OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models.  The Company has also adjusted its software arrangements, which bundle a software license with maintenance and technical support services.  As a result, the Company changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of OAS local revenue to future periods.  Using this method, the Company recognizes as revenue the total value of its software arrangements ratably over the term of the software license.  This change will have the effect of modestly reducing license fee revenue in 2003 and deferring a portion of revenue to future periods.  The Company will recapture the reduction in upfront license fee revenue in subsequent years as it recognizes deferred revenue on its software arrangements.  Under the prior arrangements, the Company typically recognized software license revenue immediately upon delivery of the software and recognized revenue related to software maintenance and technical support services ratably as earned.

Revenue from ad serving is recognized upon delivery.  The contracts are usually for a one-year period and are billed on a monthly basis.

Expenses from the Company’s licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss
As reported	$(2,484)	$(4,241)	$(4,781)	$(7,907)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	1,204	3,934	(3,414)	8,419
Pro forma	(3,688)	$(8,175)	(8,195)	$(16,326)
Net loss attributable to common stockholders per share:
As reported	$(0.06)	$(0.08)	$(0.10)	$(0.16)
Pro forma	(0.08)	(0.16)	(0.15)	(0.32)

The per share weighted-average fair value of stock options granted for the three and six month periods ended June 30, 2003 is $0.10 and $0.16, respectively, and the per share weighted average fair value of stock options granted for the three and six month periods ended June 30, 2002 is $0.11 and $0.16, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.13%	1.03%	1.42%	1.08%
Expected life (in years)	1.5	1.0	2.4	2.3
Volatility	94%	107%	132%	143%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Preferred Stock

Series	Shares Authorized	Price Per Share	Conversion Rate	Ouststanding at
				June 30, 2003	December 31, 2002
A	800,000	$10.00	$0.20535	800,000	800,000
B	125,000	10.00	0.20660	—	125,000
C	718,250	10.00	0.24158	718,250	—
				1,518,250	925,000

In June 2003, the Company sold 718,250 shares of Series C Preferred Stock to several investment funds and individual accredited investors, including members of management and the Board of Directors (see note 7).

In May 2003, 25,000 shares of Series B Preferred Stock were converted into 1,210,068 shares of common stock.  In February 2003, 100,000 shares of Series B Preferred Stock were converted into 4,840,271 shares of common stock.

The Preferred Stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  As of June 30, 2003, there are approximately $0.4 million of accrued but unpaid dividends.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock are entitled to a liquidation preference payment per share equal to the purchase price, plus any dividends accrued but unpaid as of such date, before any payment to holders of Common Stock.  After payment of the foregoing preference, the holders of each share of Preferred Stock would then participate pro rata with the holders of the Common Stock, on an as converted basis, in the distribution of the proceeds from such a liquidation event to the holders of the Common Stock until such time as the holders of Preferred Stock shall have received an amount equal to three times the purchase price (inclusive of their liquidation preference).  A merger, consolidation or sale of the Company will be treated as a liquidation event unless such transaction has been approved by the holders of a majority of the outstanding Preferred Stock.

Comprehensive Loss

Total comprehensive loss for the six month periods ended June 30, 2003 and 2002 was $(4.8) million and $(7.8) million, respectively.  Comprehensive losses resulted primarily from net losses of $(4.8) million and $(7.9) million, respectively, as well as foreign currency translation adjustments of $0.1 million in 2002.

Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted net loss per common share for the six month periods ended June 30, 2003 and 2002 does not include the effects of options to purchase 18.7 million and 10.3 million shares of common stock, respectively; 9.6 million and 4.0 million common stock warrants, respectively, and 68.7 million shares of Preferred Stock in 2003, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), was issued in April 2003 and amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently.  In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  As the Company does not currently have any derivative financial instruments, the adoption of SFAS No. 149 is not expected to have any impact on the Company’s consolidated financial statements.

In May 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), was issued.  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have any impact on the Company’s consolidated financial statements.

(2)  BUSINESS COMBINATIONS

Acquisition of Now Marketing

On September 19, 2002, the Company acquired certain assets of Vflash d/b/a Now Marketing (“Now Marketing”), a New York-based marketing services firm.  The acquisition agreement required Now Marketing’s ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together “Now Marketing’s Parent”), to make a $1.25 million investment in the Company in exchange for 125,000 shares of Series B Preferred Stock.  Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs.  The Series B Preferred Stock was convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share of Common Stock, or 6,050,339 shares of Common Stock on an as-if converted basis.  As of June 30, 2003, all Series B Preferred Stock was converted.

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
$1,232

Acquisition of the assets of Insight First

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
$3

The following pro forma consolidated amounts give effect to the Company’s acquisition of Now Marketing and Insight First accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three and six month periods ended June 30, 2003 and 2002.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2003	2002

Total revenues	$10,818	$23,995	$21,805
Net loss	(7,680)	(4,824)	(14,785)
Loss per share	$(0.13)	$(0.07)	$(0.25)
Weighted average shares used in net loss per share calculation (1)	58,428,292	68,837,905	58,291,431

(1)  The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and six month periods ended June 30, 2003 and 2002 includes the 4,100,000 and 3,526,093 common shares issued for Now Marketing and Insight First, respectively, as if the shares were issued on January 1, 2002.

(3)  DISPOSAL OF NON-CORE ASSETS

Sale of iPromotions, Inc.

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors including some of the Company’s employees.  Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangibles, and employee relationships related to our iPromotions business, including the intellectual property relating to specific products.  The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on an as converted basis.  Accordingly, the Company effectively sold a majority stake in its iPromotions business.  Prior to the sale, the carrying value of iPromotions was $0.  Therefore, there was no gain or loss on the transaction.  The cash payment was recorded as an investment.

(4)  INTANGIBLE ASSETS, NET

The $2.6 million in goodwill as of June 30, 2003 and December 31, 2002 relates $1.1 million to Canada (formerly ClickThrough), $0.4 million to WSR and $1.1 million to Real Media.

The $6.0 million in Intangible assets, net at June 30, 2003 relates $1.0 million to WSR, $2.4 million to Real Media, $1.5 million to Now Marketing and $1.1 million to Insight First.  The $6.0 million in Intangible assets, net at December 31, 2002 relates $1.4 million to WSR, $2.8 million to Real Media and $1.8 million to Now Marketing.

	June 30, 2003	December 31, 2002	Estimated Useful Lives
	(in thousands)

Goodwill	$2,621	$2,621

Technology (1)	9,127	7,869	4
Less accumulated amortization	(3,462)	(2,216)
Net Technology	5,665	5,653

Trademark	500	500	4
Less accumulated amortization	(208)	(146)
Net Other intangible assets	292	354

Gross Intangible assets	9,627	8,369
Less accumulated amortization	(3,670)	(2,362)
Net Intangible assets	5,957	6,007

(1) Technology increased $1.3 million due to the acquisition of the assets of Insight First, Inc.

(5)  RESTRUCTURING

The following sets forth the activities in the Company’s restructuring reserve for the six months ended June 30, 2003, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year utilization	Current year reversal	Ending Balance
Employee termination benefits	$1,139	$(1,022)	$—	$117
Office closing costs	709	(321)	—	388
Disposal of assets	72	(57)	—	15
Other exit costs	12	(12)	—	—
	$1,932	$(1,412)	$—	$520

(6)  RELATED PARTY TRANSACTIONS

The Company had issued three Promissory Notes to PubliGroupe, a significant shareholder, totaling $7.5 million.  One note for $4.5 million had an interest rate of 4.5% with principal and interest due on October 30, 2006.  Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005.  On May 23, 2003, PubliGroupe surrendered for cancellation the three Promissory Notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and 4.8 million shares of the Company’s common stock, valued at $1.8 million.  As a result of the transaction, additional paid-in capital increased $6.5 million - $1.8 million from the issuance of stock and $4.7 million gain on the retirement of debt.  In connection with the issuance of shares of common stock to PubliGroupe, Sunra Capital Holdings Ltd., our primary Series A Preferred stockholder, agreed not to seek conversion of that number of Series A Preferred shares that could be converted into 4.8 million shares of common stock in order to facilitate the Company’s issuance of such shares of common stock to PubliGroupe in accordance with the limit on the Company’s authorized share capital contained in the Company’s certificate of incorporation.

(7) COMMON AND PREFERRED STOCK

As of June 6, 2003, the Company completed a private placement (the “Financing”) of approximately $7.18 million of Series C-1 Nonvoting Convertible Redeemable Preferred Stock (the “Series C-1 Preferred Stock”), together with related Common Stock Warrants, to several investment funds and accredited individual investors, including members of the Company’s management and Board of Directors (the “Investors”).  The private placement of the Company’s Series C-1 Preferred Stock was conducted in two tranches.  Investors in the first tranche purchased approximately $3.4 million of the Series C-1 Preferred Stock.  Investors in the second tranche purchased approximately $3.78 million of the Series C-1 Preferred Stock.

All outstanding shares converted were automatically (collectively, the “Conversion”) into shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) upon the approval of the Company’s stockholders on July 29, 2003.

In connection with the Financing, the Company also issued two warrants to each Investor to purchase shares of Common Stock at an exercise price equal to the Conversion Price, of which (i) one warrant entitles the Investor to purchase up to an additional 10% of the aggregate number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock and only becomes exercisable upon the effective date of Conversion; and (ii) a second warrant entitles the Investor to purchase up to 4.8% of the aggregate number of shares of Common Stock that would have been issuable upon conversion of the Series C Preferred Stock and only becomes exercisable in the event the Investor becomes entitled to redeem shares of Series C-1 Preferred Stock.  Each remaining warrant is exercisable until July 29, 2008 and may be exercised through a cashless exercise.  The second warrants were cancelled upon the Conversion on July 29, 2003.

Each share of Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder thereof at a conversion price of $0.24158 per share of Common Stock (the “Conversion Price”).  There will be no change to the conversion ratio of the Series C Preferred Stock based upon the future trading price of the Common Stock.  The conversion price of the Series C Preferred Stock is subject to adjustment in the event future issuances of the Company equity at a purchase price lower than the Conversion Price according to a weighted average formula.

At any time after May 31, 2005, the Company may automatically convert each share of the then outstanding Series C Preferred Stock into the applicable number of shares of Common Stock if, among other things, the Common Stock is then traded, the average per share closing price of the Common Stock is greater than three (3) times the Conversion Price over a sixty day (60) trading day period, the average daily trading volume of the Common Stock over such a period is at least 200,000 shares and there is an effective registration statement covering the resale of all shares of Common Stock issuable upon conversion of any other outstanding shares of Series C Preferred Stock.

In the event that all shares of Series C Preferred Stock and warrants are converted to Common Stock, the Investors collectively will become the beneficial owners of approximately 32.7 million shares of Common Stock, without giving effect to the conversion of any other outstanding shares of preferred stock, or exercise of outstanding warrants, of the Company.

In connection with the Financing, the Company also agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and upon exercise of all warrants issued to the Investors.  The Company also granted “piggyback” registration rights to the Investors, on a pari passu basis with existing registration rights holders, which entitles each of the Investors to participate in registered offerings of the Company’s securities by the Company.

The Series C will accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference of the Series C payable upon a Liquidation event.

The Company agreed to terms of the Series C Preferred Stock when the $0.24158 conversion price approximated fair value of the underlying common stock.  However, the Series C Preferred Stock and associated warrants were subject to stockholder approval which occurred on July 29, 2003, at which time the price of the Company’s common stock was $1.87 per share.  Accordingly, the Series C transaction contained an embedded beneficial conversion feature, which was required to be valued separately.  The Company allocated the proceeds received to the Series C Preferred Stock and detachable warrants based on a relative fair value basis.  The $5.4 million value ascribed to the five-year detachable warrants was determined using a Black Scholes pricing model (150% volatility, $1.87 fair value at July 29, 2003, $0.24158 exercise price, 1.48% discount rate).  The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $0.24158 and the fair value of the common stock into which the Series C Preferred Stock was convertible into on the stockholder approval date of $1.87 per share, or an intrinsic value of $1.63 per share, which is greater than the proceeds allocated.  Therefore, the Company recorded a non-cash charge of approximately $1.8 million which is included in “Preferred stock conversion discount” on the consolidated statement of operations as of June 30, 2003.

On May 23, 2003, the Company issued 4.8 million shares, valued at approximately $1.8 million, plus $1.5 million in cash, to PubliGroupe, in exchange for forgiveness of three promissory notes and the related accrued interest (see note 6).

From April to June 2003, approximately 30 employees including members of senior management volunteered to receive between 5 and 20% of their compensation in the form of the Company’s common stock and options in lieu of cash.  As a result, approximately 371,000 shares, valued at $0.1 million, were issued.

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

Additional Paid-in Capital

During the six months ended June 30, 2003, the Company’s additional paid-in capital increased by $17.0 million due to $6.5 million in connection with the retirement of PubliGroupe promissory notes, $8.6 million from the issuance of Series C preferred stock, $1.1 million of common stock issued in connection with the Insight First acquisition, $0.5 million from exercise of options, $0.4 million in other stock-based compensation issued to employees offset by ($0.1) million related to the conversion of preferred stock.

(8)  STOCK INCENTIVE PLANS

For the six months ended June 30, 2003, the Company granted approximately 2.7 million stock options under the 1998 Stock Incentive Plan and 6.0 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2003, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 3,000,000.

(9)  SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2003 and 2002, the amount of cash paid for interest was $5,000 and $7,000, respectively.

(10)  SEGMENTS

The Company’s business is comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements to affiliated Web sites and search engine traffic delivery and marketing services.  The Technology Solutions segment generates revenue by providing software licenses, third-party ad serving and other technology services.  The Company’s management periodically reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three and six month periods ended June 30, 2003 and 2002, are as follows:

	Three months ended June 30, 2003			Three months ended June 30, 2002
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$8,362	$3,788	$12,150	$7,330	$3,250	$10,580
Amortization of intangibles	333	328	661	216	250	466
Stock-based compensation (1)	131	15	146	38	—	149
Gain on sale of assets, net	—	—	—	568	—	568
Segment income (loss) from operations	(1,702)	141	(1,561)	(3,866)	(305)	(4,171)
Interest expense, net	(51)	—	(51)	(70)	—	(70)
Other expenses	—	(839)	(839)	—	—	—
Segment loss before provision for income taxes	(1,753)	(698)	(2,451)	(3,936)	(305)	(4,241)

	Six months ended June 30, 2003			Six months ended June 30, 2002
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$16,705	$7,269	$23,974	$14,845	$6,485	$21,330
Amortization of intangibles	666	642	1,308	508	500	1,008
Stock-based compensation (1)	179	15	194	75	—	418
Gain on sale of assets, net	—	—	—	(305)	—	(305)
Segment income (loss) from operations	(3,858)	98	(3,760)	(7,098)	(700)	(7,798)
Interest expense, net	(142)	—	(142)	(109)	—	(109)
Other expenses	—	(839)	(839)	—	—	—
Segment loss before provision for income taxes	(4,000)	(741)	(4,741)	(7,207)	(700)	(7,907)
Total assets:
June 30, 2003	23,083	12,597	35,680
December 31, 2002	22,930	11,037	33,967

	US	International	Total
	(in thousands)
Period ended June 30, 2003
Revenues for the three months ended	$7,202	$4,948	$12,150
Revenues for the six months ended	14,642	9,332	23,974
Long-lived assets	11,876	1,786	13,662

Period ended June 30, 2002
Revenues for three months ended	$7,245	$3,335	$10,580
Revenues for six months ended	14,794	6,536	21,330
Long-lived assets at December 31, 2002	12,249	1,960	14,209

(1) Not included are $111 and $343 for the three and six month periods ended June 30, 2002, respectively, related to corporate.

(11)  LITIGATION

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 (the “'368 Patent”) is invalid and not infringed by aQuantive.  The complaint also seeks injunctive relief and recovery of attorney’s fees.  On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent.  On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003.  On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT adserving system does not infringe the ‘368 patent.  The Company will appeal the court’s ruling to the Court of Appeals for the Federal Circuit and has agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

Beate Uhse

The Company’s German subsidiary Real Media Germany and Beate Uhse New Medi@ GmbH (“Beate Uhse”) reached a final settlement on their breach of contract claim on July 2, 2003.  Under the terms of the settlement, Real Media Germany retained approximately $0.2 million of funds attached from Beate Uhse in January 2002, and remitted approximately $0.2 million to Beate Uhse.  All cash transactions related to the settlement were completed on July 14, 2003, and all future claims by both parties related to the subject matter of the lawsuit were extinguished as a result.

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

Chinadotcom Corp.

On February  19, 2003, the Company filed a complaint against Chinadotcom Corporation for  breach of contract, unjust enrichment, breach of duty of good faith and fair  dealing, and promissory estoppel arising out of a certain equity exchange  agreement dated August 16, 2000 between the Company and Chinadotcom, seeking to enforce our right to exchange our stake in 24/7 Asia Ltd. for 1.8 million shares of Chinadotcom.  Chinadotcom filed a motion seeking to compel arbitration of the matter in England, which the court  granted on May 12, 2003.  We intend to file an arbitration claim relating to both the equity exchange  agreement and other claims that we may have against Chinadotcom.

Chinadotcom  recently filed an action in court in Hong Kong against David Moore, our Chief  Executive Officer, alleging, among other things, breach of fiduciary duty by  Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd.  The  Company will indemnify Mr. Moore and assume his defense.  We believe that the charges are completely without merit and that the action was brought solely in retaliation against the  Company for asserting its rights in the matter discussed above.

On July 22, 2003, Chinadotcom filed an arbitration claim asserting certain breaches of contract in connection with an agreement relating to 24/7 Media Asia Ltd. entered into between the parties as of June 30, 2000.   The claim seeks damages that it states total $24.0 million.  The Company intends to file an answer and counterclaim in the matter and to vigorously assert a defense.  The Company does not believe that this matter will have a material adverse effect on our financial condition or results of operations.

(12)  SUBSEQUENT EVENTS

Annual Meeting

The Annual Meeting of stockholders of 24/7 Real Media, Inc. was held at the offices of the Company July 29, 2003.  At the Company’s Annual Meeting the following seven proposals were approved by the stockholders upon the recommendation of the Company’s board of directors:

1.               a proposal to elect Mssrs. Robert Perkins, Joseph J. Waechter and Moritz Wuttke as Class II directors to serve until the 2006 Annual Meeting of Stockholders or until their successors have been duly elected and qualified;

2.               a proposal to approve the conversion of our outstanding Series C-1 Preferred Stock into Series C Preferred Stock and the exercisability of associated warrants to purchase our common stock;

3.               a proposal to consider and vote upon an amendment to the Company’s Certificate of Incorporation to increase its authorized share capital from 150,000,000 to 360,000,000 shares.

4.               a proposal to consider and act upon a proposed amendment to the Company’s Certificate of Incorporation, if the Board of Directors determines that such action is in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse split of our outstanding common stock at an exchange ratio anywhere between the range of an exchange ratio of one-to-two and an exchange ratio of one-to-15, with our Board of Directors retaining discretion regarding whether to implement the reverse stock split and which exchange ratio to implement;

5.               a proposal to consider and act upon a proposal to approve an amendment to the Company’s 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 10,000,000 and make certain other tax-related technical amendments thereto;

6.               a proposal to consider and act upon a proposal to clarify the approval of awards under amendments to executive employment agreements; and

7.               a proposal to ratify the appointment of Goldstein Golub Kessler LLP as our independent certified public accountants for the year ending December 31, 2003.

Warrants

In July 2003, 1,072,320 shares were issued in exchange for 1,300,000 warrants in a cashless exercise.  The warrants had a weighted average exercise price of approximately $0.24.

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

GENERAL

24/7 Real Media, Inc. is a gateway to the full spectrum of solutions for interactive marketing.  Our Open AdSystem™ platform, based on our patent-protected technology, empowers Internet marketers to target, convert and retain their best online customers and manage and protect customer relationships.  We work closely with our customers to implement integrated, value-enhancing solutions to manage critical aspects of Internet marketing from ad sales and media representation to campaign planning, execution and optimization as well as audience measurement and analysis.  We believe our technology solutions, and our media and marketing services, offer controllable and cost-effective methods for generating advertising revenue consistent with the goal of building and protecting customer relationships.

We generate revenue in two business segments:  Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

Our Media Solutions consist of the following services: (i) the 24/7 Web Alliance, a global alliance of Web sites where advertisers can run site-specific ad campaigns on brand name sites, campaigns targeted to users in one or more of our content channels or global ad campaigns across our entire network of participating websites as well as target campaign by geography, by time or by day part; (ii) 24/7 Website Results, a performance-based search engine paid inclusion service where we perform a custom buildout containing all relevant keywords and keyword phrases and advertisers pay only when users search on one of those phrases and click-through to the advertiser’s website from search listings; and (iii) other services including: desktop messaging services and brokerage activities for internet promotions and e-mail marketing.  Our 24/7 Web Alliance includes the 24/7 Network of Web sites, which uses our Open AdStream technology solutions to deliver and manage Internet advertisements, and our 24/7 Portfolio, which consists of Web sites with whom we provide services independent of our 24/7 Network.

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

The following table shows by quarter the number of unique advertisers and the number of paid impressions since January 1, 2002.

	Number of Unique Advertisers	Number of Paid Impressions
		(in billions)
Q2 2003	497	6.2
Q1 2003	425	6.1
Q4 2002	429	4.8
Q3 2002	380	3.0
Q2 2002	417	3.3
Q1 2002	481	4.2

24/7 Website Results operates a paid inclusion service for advertisers.  Paid inclusion is also known as “Trusted Feed” and generally operates by converting an advertiser’s dynamically generated Web site into a data stream similar to what search engine “spiders”, or automated data collection methods, would have collected.  These individual data elements for each page are then fed directly into the databases of our search engine affiliates as if their spider had in fact collected the data.  Our 24/7 Website Results strategy focuses, in part, on helping advertisers more precisely develop and expand the range of terms and phrases they can use to drive search engine traffic to their Web sites.  Through our search engine relationships, we help ensure that our clients are well represented in the search results for the selected keyword phrases. We do not guarantee a position in search results for our advertisers, only inclusion.

24/7 Website Results offers advertisers important advantages to other forms of paid inclusion.  In particular, the advertiser, with our assistance, controls which information on a Web page is submitted and assures that the most pertinent content is indexed within the search engine database.  Further, our trusted feeds are updated more regularly than typical results obtained by automated search engine spiders, which reduces the time lag for inclusion of Web sites that have frequently changing content.  In addition, our trusted feeds give advertisers the ability to quickly edit or remove poorly performing listings.  Overall, for advertisers with Web pages that change regularly, our paid inclusion service combines a pay for performance model with the benefits of control, freshness and coverage.

24/7 Website Results also operates and continues to develop a commercial search engine known as Engine54, located at www.engine54.com.  Through Engine54, we provide an Internet search solution that offers advertisers the opportunity to appear in relevant paid search listings.  We are further developing the capabilities of Engine54 to provide businesses of all sizes the opportunity to have listings for their company included in the paid search results appearing on Engine54, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach large numbers of users in a highly targeted search context, we believe Engine54 can provide an effective method of acquiring customers, converting leads into sales and generating useful information for direct marketing campaigns.

We generate revenue through 24/7 Website Results from performance-based fees paid by advertisers to have their Web sites included in the databases of our search engine affiliates and, to a lesser extent, to have their Web sites included in the search results of Engine54. We believe search traffic likely results from a variety of search phrases entered into search engines by users.  We use proprietary technology to help advertisers determine a set of keyword phrases most relevant to their site and agree on a CPC fee they will pay for traffic directed to their Web sites.

We share the revenue generated through Website Results with our search engine partners and, with respect to Engine 54, with search engine partners that have provided their paid search listings to us.  Our revenue share may range between 35% and 45% depending on, among other things, our distribution partner’s size, number of unique visitors, impressions and the number of searches conducted, and the prominence of our partner’s brand.

The following table shows by quarter the number of active advertiser accounts and the number of valid visitors for 24/7 Website Results since January 1, 2002.

	Number of Active Client Accounts	Number of Valid Visitors
		(in millions)
Q2 2003	1379	11.3
Q1 2003	626	16.5
Q4 2002	472	12.5
Q3 2002	358	9.6
Q2 2002	294	10.7
Q1 2002	298	8.4

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

We generate revenue from licensing our Open AdStream software to client Web sites.  Our license agreements typically provide for a license fee and a software maintenance and technical support fee.  We negotiate license fees based on, among other things, the forecasted number of impressions a client website will deliver using our software and several other factors.  To a much lesser extent, we also generate revenue by providing professional services charged at an hourly rate.

We generate revenue from our Open AdStream service from fees paid by client Web sites.  We typically offer Web sites a CPM based pricing model allowing the client Web site to pay us based on ad impressions delivered.  For these client Web sites, an “impression” includes the delivery by us at their request of any advertisement or other marketing material.  Our OAS Central revenue is determined by multiplying the CPM rate by the number of impressions delivered and is typically billed on a monthly basis.  To a much lesser extent, we also generate revenue from fees paid to us by our client Web sites for trafficking their advertisements.  Trafficking advertisements typically refers to entering advertisement creative material and campaign specifications into our software engine.

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

We generate revenue from our Open Advertiser service from fees paid by client advertisers and agencies.  We have been generating revenue from Open Advertiser in Europe since mid-2001.  Domestically, we have not generated significant revenue from our Open Advertiser service because it had been under development and existing customers are in the beta implementation process.  We launched our Open Advertiser service in the United States in June 2003.

The following table shows by quarter certain metrics for our Technology Solutions since 2002.

	OAS Local	OAS Central, OAD and OI
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions	Annual Revenue per Contract
			(in billions)
Q2 2003	221	156	11.9	$40,191
Q1 2003	235	164	10.6	34,897
Q4 2002	258	162	7.5	37,457
Q3 2002	273	159	6.4	30,926
Q2 2002	271	153	5.1	30,660
Q1 2002	274	152	4.9	30,376

(1)          A client contract may represent multiple clients and websites utilizing Open AdStream products and services.

In order to increase our revenue from our Open AdStream solutions, and our Open Insight and Open Advertiser solutions, we must increase the number of client web publishers and advertisers we service, the number of paid ad impressions delivered using our services, or the licensing or CPM fee that we earn.  We believe we can increase the number of clients to whom we provide technology and services, and the license fees and CPM fees we charge, by developing and providing next generation technology products and services, including launching our Open Advertiser service, and by leveraging the design features of our technology and services to increase our ability to target high-quality audience segments.

Patent Licensing Program

In connection with the continued development of our technology solutions, we have undertaken an extensive review of the scope of our patented intellectual property.  Our current patent portfolio includes U.S. Patent No. 6,026,368, entitled “On-Line Interactive System And Method For Providing Content And Advertising Information To A Targeted Set of Viewers”, U.S. Patent No. 6,601,041, a continuation of our ‘368 Patent granting additional claims involving advertisement sequencing without priority queues, and U.S. Patent No. 5,446,919, entitled “Communication System and Method with Demographically or Psychographically Defined Audiences.”  In addition, we have several pending patent applications aimed at protecting other critical aspects of our next generation advertising delivery and management solutions as well as our web analytics solutions.  We believe our patent portfolio not only provides 24/7 Real Media with a competitive advantage in advertising delivery and management, but also encompasses methods used in several other areas of interactive marketing including paid-search advertising and interactive television.

In light of the foregoing, we have taken significant steps to develop a patent licensing program involving all of our patented intellectual property.  Our patent program includes identifying, notifying and pursuing commercial discussions with companies that we believe practice one or more of our patents.  With any of these companies we may discuss transactions involving licensing our patents, buying our patents or jointly developing technology using our patents.  In addition, in appropriate circumstances, we will commence enforcement actions against companies that infringe our patents.  Our patent license arrangements are designed to include an upfront license fee and a running royalty payable by the licensee for the remaining term of the licensed patents.  In addition to Doubleclick, Valueclick, Mediaplex and Advertising.com, our initial licensees who made a one-time lump-sum payment to license the ‘368 patent, we have licensed one or more of our patents to a number of companies who pay periodic royalties.

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

The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

Integrated Media Solutions

24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  24/7 Website Results revenues are derived from driving traffic to client Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites.  Agreements are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

Technology Solutions

Technology Solutions revenues are derived from licensing the Company’s software, hosted ad serving, and software maintenance and technical support contracts.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Generally, the Company recognizes revenue from software license arrangements upon delivery of the software, and there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2003 TO 2002

In May 2002, the Company completed the sale of certain assets related to the US e-mail management product which had approximately $0.4 million and $1.6 million in revenue for the three and six month periods ended June 30, 2002.

In January 2003, the Company sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.3 million and $0.6 million for the three and six month periods ended June 30, 2002, respectively, and $0.1 million for the three and six month periods ended June 30,  2003 (see note 3).

In January 2003, the Company acquired Insight First, Inc., a web analytics company.  The impact on the three and six month periods ended June 30, 2003 was not significant (see note 2).

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during 2003. The number of full-time employees has decreased by 67 from 285 at June 30, 2002 to 218 at June 30, 2003.

The following table compares the results of operations for the three and six month periods ended June 30, 2003 to the results of operations for the three and six month periods ended June 30, 2002 (in thousands):

	Three months ended June 30,		Dollar Variance	Percentage Variance	Six months ended June 30,		Dollar Variance	Percentage Variance
	2003	2002			2003	2002
		(in thousands)				(in thousands)
	(unaudited)				(unaudited)
Revenues:
Integrated media solutions	$8,362	$7,330	$1,032	14.1%	$16,705	$14,845	$1,860	12.5%
Technology solutions	3,788	3,250	538	16.6%	7,269	6,485	784	12.1%
Total revenues	12,150	10,580	1,570	14.8%	23,974	21,330	2,644	12.4%

Cost of revenues:
Integrated media solutions	5,084	4,866	218	4.5%	10,594	10,101	493	4.9%
Technology solutions (exclusive of $10, $0, $10 and $7, respectively, reported below as stock-based compensation	1,062	887	175	19.7%	2,227	1,739	488	28.1%
Total cost of revenues	6,146	5,753	393	6.8%	12,821	11,840	981	8.3%

Gross profit	6,004	4,827	1,177	24.4%	11,153	9,490	1,663	17.5%

Operating expenses:
Sales and marketing (exclusive of $33, $13, $41 and $54, respectively, reported below as stock-based compensation)	3,227	3,234	(7)	-0.2%	6,371	6,278	93	1.5%
General and administrative (exclusive of $67, $129, $105 and $315, respectively, reported below as stock-based compensation)	2,776	3,476	(700)	-20.1%	5,698	7,446	(1,748)	-23.5%
Product technology (exclusive of $36, $7, $38 and $42, respectively, reported below as stock-based compensation)	755	1,105	(350)	-31.7%	1,342	2,443	(1,101)	-45.1%
Amortization of intangible assets	661	466	195	41.8%	1,308	1,008	300	29.8%
Stock-based compensation	146	149	(3)	-2.0%	194	418	(224)	-53.6%
Loss (gain) on sale of assets, net	—	568	(568)	-100.0%	—	(305)	305	-100.0%

Total operating expenses	7,565	8,998	(1,433)	-15.9%	14,913	17,288	(2,375)	-13.7%

Loss from operations	(1,561)	(4,171)	2,610	62.6%	(3,760)	(7,798)	4,038	51.8%

Interest expense, net	(51)	(70)	19	27.1%	(142)	(109)	(33)	30.3%
Other expense	(839)	—	(839)	-100.0%	(839)	—	(839)	-100.0%

Loss before provision for income taxes	(2,451)	(4,241)	1,790	42.2%	(4,741)	(7,907)	3,166	40.0%

Provision for income taxes	33	—	33	100.0%	40	—	40	100.0%

Net loss	$(2,484)	$(4,241)	$1,757	41.4%	$(4,781)	$(7,907)	$3,126	39.5%

REVENUES

INTEGRATED MEDIA SOLUTIONS. Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Website Results and Other Media Services.  24/7 Web Alliance revenue was $5.5 million and $10.1 million for the three and six month periods ended June 30, 2003, respectively, as compared to $4.3 million and $8.7 million for the three and six month periods ended June 30, 2002, respectively, an increase of 26.4% and 17.1%, respectively.  The increase is due to increasing the size of the 24/7 Network from 3.3 billion paid impressions in 2002 to 6.2 billion paid impressions in 2003.

24/7 Website Results revenue was $2.3 million and $5.4 million for the three and six month periods ended June 30, 2003, respectively, as compared to $2.3 million and $4.0 million for the three and six month periods ended June 30, 2002, respectively, an increase of 1.8% and 35.9%, respectively.  We generated a significant portion of our 24/7 Website Results revenue from relationships with a small number of search engines, particularly Inktomi.  Due to changes at our largest traffic provider, Inktomi, since its recent acquisition by Yahoo!, the revenue we generated from Inktomi began to decline in the second quarter of 2003.  Further, our contract with Inktomi expired at the end of May 2003.  This relationship generated approximately $0.4 million and $2.1 million in revenue for the three and six month periods ended June 30, 2003.

Other Media Services revenue is generated primarily from e-mail and iPromotions.  E-mail revenue increased $0.1 million or 38.3% from $0.4 million to $0.5 million for the three month periods ended June 30, 2002 and 2003, respectively.  E-mail revenue decreased $0.6 million or 39.5% from $1.6 million to $1.0 million for the six month periods ended June 30, 2002 and 2003, respectively.  The decrease is due to the sale of our US e-mail management product known as 24/7 Mail, to Naviant on May 3, 2002 offset by the growth in international e-mail revenue.  We maintain the ability to sell e-mail domestically as a broker through Naviant’s 24/7 Mail and internationally, without restriction.  In January 2003, we sold our iPromotions unit, which accounted for $0.1 million in the three and six month periods ended June 30, 2003, respectively, and $0.3 million and $0.5 million in the three and six month periods ended June 30, 2002.

Excluding the disposed US e-mail management product and iPromotions, Integrated Media Solutions revenue increased $1.7 million or 25.5% from $6.6 million in the three month period ended June 30, 2002 to $8.3 million in the three month period ended June 30, 2003.  For the six month period ended June 30, 2002 and 2003, Integrated Media Solutions revenue increased $3.9 million or 30.9% from $12.6 million to $16.6 million.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue was $3.8 million and $7.3 million for the three and six month periods ended June 30, 2003, respectively, as compared to $3.3 million and $6.5 million for the three and six month periods ended June 30, 2002, respectively, representing an increase of 16.6% and 12.1%, respectively.  Revenue from our products that we host, including OAS Central and OAD, grew during the quarter as impressions delivered climbed from 5.1 billion to 11.9 billion.  OAS Central continues to be an attractive solution as it requires minimal upfront cost and does not require the customer to dedicate their assets to hosting the software.  In 2003, we changed to a subscription based contract model for new customers for our OAS Local software.  Total contract value is recognized ratably over the term of the contract whereas in 2002 the revenue related to the software license was recognized upon delivery.  Had we changed contracts in 2002, approximately $0.3 million in second quarter revenue would have been deferred until future periods and reported revenue for the three month period ended June 30, 2002 would have been approximately $2.9 million.  On this comparable basis, revenue would have increased 29.6% versus the prior year.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (24/7 Web Alliance), a list provider (for e-mail) or a traffic provider (for 24/7 Website Results), which is usually calculated as a percentage of revenues.  Cost of revenues also includes adserving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM.  Gross margins were 39.2% and 36.6% for the three and six month periods ended June 30, 2003, respectively, and 33.6% and 32.0% for the three and six month periods ended June 30, 2002.  The increase is due to lower adserving costs and increased revenue on the 24/7 Network which has a higher margin.  Excluding the disposed US e-mail management product and iPromotions, gross profit increased from 31.7% to 39.4% and from 29.4% to 36.5% for the three and six month periods ended June 30, 2003 and 2002, respectively.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of the costs of operating equipment and broadband capacity for our third party adserving solutions and payroll costs to deliver, modify and support software offset by the portion charged to Integrated Media Solutions for adserving.  Gross margins were 72.0% and 69.4% for the three and six month periods ended June 30, 2003 and 72.7% and 73.2% for the three and six months ended June 30, 2002, respectively.  Had we changed the OAS Local contracts in 2002, gross margin would have been 69.7% and 69.5% for the three and six months ended June 30, 2002, respectively.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising and other marketing expenditures.  Sales and marketing expenses were $3.2 million and $6.4 million for the three and six month period ended June 30, 2003, respectively, and $3.2 million and $6.3 million for the three and six month periods ended June 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 30.6% to 26.6% for the three month periods ended June 30, 2002 and 2003, respectively, and from 29.4% to 26.6% for the six month periods ended June 30, 2002 and 2003, respectively.  This decrease is due to our rationalization efforts and reduction of discretionary expenses as well as increased revenues.  The number of employees included in sales and marketing decreased from 141 at June 30, 2002 to 122 at June 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses, professional fees and other overhead expenses incurred to support the business.  General and administrative expenses were $2.8 million and $5.7 million for the three and six month periods ended June 30, 2003, respectively, and $3.5 million and $7.4 million for the three and six month periods ended June 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 32.9% to 22.8% for the three months ended June 30, 2002 and 2003, respectively, and from 34.9% to 23.8% for the six month periods ended June 30, 2002 and 2003, respectively.  The significant decrease is due to our rationalization efforts in eliminating office space, a reduction in personnel and unnecessary expenses.  The number of general and administrative employees at June 30, 2003 and 2002 was 44 and 68, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities.  Product development expenses were $0.8 million and $1.3 million for the three and six month periods ended June 30, 2003, respectively, and $1.1 million and $2.4 million for the three and six month periods ended June 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 10.4% to 6.2% for the three month periods ended June 30, 2002 and 2003, respectively, and from 11.5% to 5.6% for the six month periods ended June 30, 2002 and 2003, respectively.  This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.  Also, the expense decreased as the costs related to developing our Open Advertiser (OAD) product are being capitalized.  We capitalized approximately $0.1 million and $0.4 million in the three and six month periods ended June 30, 2003, respectively.  General release of Open Advertiser occurred in June 2003.  The number of employees included in product development decreased from 51 at June 30, 2002 to 32 at June 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets were $0.7 million and $1.3 million for the three and six month periods ended June 30, 2003, respectively, and $0.5 million and $1.0 million for the three and six month periods ended June 30, 2002, respectively.  The increase is due to the amortization of acquired technology related to the Now Marketing acquisition in September 2002 and the Insight First acquisition in January 2003.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively, and $0.1 million and $0.4 million for the three and six month periods ended June 30, 2002, respectively.  The expense for the six months ended June 30, 2003 consist of $67,000 in salary for certain employees who elected to received stock instead of cash, $32,000 in stock given as bonuses to certain employees and $95,000 in amortization of deferred compensation for restricted shares issued to certain employees.  The expense for the six months ended June 30, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash,  $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.1 million in amortization of deferred compensation from acquisitions.

GAIN ON SALE OF NON-CORE ASSETS, NET.  The $0.3 million gain for the six months ended June 30, 2002 includes a $1.1 million gain related to the sale of Exactis in May 2001, offset by a $0.8 million loss on the sale of certain assets related to our US e-mail management product.  As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts.  The gains were recognized as the escrow balance was released and the prepaid services were utilized.  During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder paid to the Company immediately.  Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance.  During the six month period ended June 30, 2002, we used approximately $0.2 million in Exactis services and recorded the related gain.  The $0.1 million remaining amount of the gain related to the reversal of unnecessary accruals related to Exactis.

INTEREST EXPENSE, NET. Interest expense, net includes interest income from our cash and cash equivalents and short-term investments and interest expense, net related to our long term debt and capital lease obligations.  Interest expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively.

OTHER EXPENSE.  Other expense includes $1.2 million in legal fees and other expenses related to patent litigation offset by $0.4 million in income related to the settlement of liabilities of disposed businesses on favorable terms.

DIVIDENDS ON PREFERRED STOCK.  The Series A and Series C preferred stock, issued during the third quarter of 2002 and second quarter of 2003, respectively, accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.  The dividends start accruing in the month following original issuance.

PREFERRED STOCK CONVERSION DISCOUNT.  In June 2003, we issued Series C preferred stock, which is convertible into common stock at prices of $0.24158 per share.  At the time we agreed to the initial terms of the transactions with the third parties, the conversion price of the preferred stock was a slight discount from fair value of our underlying common stock.  By the time of stockholder approval, the stock price has risen substantially and, as a result, the preferred stock was issued at a substantial discount to fair market value.  In accordance with Generally Accepted Accounting Principles, the beneficial conversion feature, calculated as the difference between fair market value on the date of issuance and the conversion, is required to be expensed immediately, however the discount was limited to the amount of cash raised less the amount assigned to the warrants issued in the transaction.  Accordingly, we recorded a non-cash charge of approximately $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have financed our operations through equity financings and long-term debt.  During 2003, we have increased our liquidity primarily through the receipt of $6.8 million in net proceeds from issuances of preferred stock.  Approximately $1.5 million of the proceeds was used in the retirement of the three promissory notes held by PubliGroupe.  The remaining net proceeds will be used for general corporate purposes.  In the first half of 2002, we enhanced our liquidity through $3.0 million in long-term debt financing from PubliGroupe, a related party, and $2.3 million in proceeds from the sale of non-core assets.  The proceeds of the 2002 debt financing and proceeds from the sale of investments were used to finance restructuring and sustain operations, and previously accrued restructuring charges.  We used approximately $3.6 million and $8.7 million of cash in operating activities during the six months ended June 30, 2003 and 2002, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.  Approximately $110,000 was received for earn-outs related to the sale of a former subsidiary.

Net cash used by investing activities was approximately $0.7 million in the first half of 2003 versus net cash of $2.2 million provided by investing activities in 2002.  During 2003, we paid $150,000 as part of the acquisition of Insight First, Inc., $0.5 million for capital expenditures, including capitalized software, and $50,000 as an investment in iPromotions, Inc.  During 2002, cash provided by investing activities related to proceeds received from the sale of our non-core assets.

The Company has various employment agreements with employees in the U.S., the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $1.6 million for 2003 including salary and performance based target bonuses.  These contracts call for severance payments in the event of involuntary termination which generally range in amount from three months to one years’ salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months.  As of

August 1, 2003, there were approximately 63 employees in Europe whose annualized base salaries were approximately $4.4 million.

As of June 30, 2003, we had approximately $0.5 million remaining of cash outlay obligations relating to restructuring and exit costs.  These amounts consist primarily of office closing costs, which we expect to settle by December 2003.

At June 30, 2003, we had material commitments related to operating leases for office space and facility leases for our ad serving systems.  Although we have no material commitments for capital expenditures, we anticipate that our capital expenditures will be a use of cash consistent with the levels of our operations and depend on numerous factors, including market demand for our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services.  To the extent we encounter additional opportunities to raise cash, we may sell additional equity securities, which would result in significant further dilution of our common stockholders.  Stockholders may experience extreme dilution due to both our current stock price and the significant amount of financing we may raise.  These securities may have rights senior to those of holders of our common stock and, in the case of preferred stock, may have liquidation preference and participation rights that could diminish or eliminate the proceeds available to our common stockholders, if any, upon a sale of the Company. We do not have any contractual restrictions on our ability to incur debt.  Any indebtedness could contain covenants which would restrict our operations.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

MARKET FOR COMPANY’S COMMON EQUITY

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans, status of our preferred stock, and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the NASDAQ National Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the NASDAQ SmallCap Market.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE ANTICIPATE CONTINUED LOSSES AND WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future.  We incurred net losses of $4.8 million and $7.9 million for the six month periods ended June 30, 2003 and 2002, respectively.  Each of our predecessors had net losses in every year of their operation.  We may incur operating losses for the foreseeable future.

Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

While management believes the Company’s current financial resources are sufficient to fund our operations for the balance of 2003, an unforeseen reduction in our revenues, an impairment of our receivables, or an increase in expenses or capital expenditures may require us to raise additional funds to continue operations.  To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders.  Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock.  We do not have any contractual restrictions on our ability to incur debt.  Any indebtedness could contain covenants, which may restrict our operating flexibility.

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

•                  continue to develop and upgrade our technology;

•                  respond to competitive developments;

•                  implement and improve operational, financial and management information systems;

•                  adapt to industry consolidation; and

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

•                  changes in service fees payable by us to owners of Web sites or e-mail lists, or ad serving fees payable by us to third parties;

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

WE DISCLOSE PRO FORMA INFORMATION.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings release and investor conference call, including EBITDA which is derived from pro forma, non-GAAP financial measures.  This pro forma financial information excludes or may exclude certain special, non cash and/or non-recurring charges and other costs.  We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations.  However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

WE HAVE GROWN OUR BUSINESS THROUGH ACQUISITION.

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired eighteen more companies.  In combining these entities, we have faced risks and continue to face risks of integrating and improving our financial and management controls, ad serving technology, reporting systems and procedures, and expanding, training and managing our work force.  This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations.  We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

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

THE SUCCESS OF OUR 24/7 WEBSITE RESULTS OPERATIONS DEPEND ON A SMALL NUMBER OF SEARCH ENGINE AFFILIATES, THE LOSS OF A SINGLE SEARCH ENGINE AFFILIATE COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 WEBSITE RESULTS REVENUE.

We have generated a significant portion of our 24/7 Website Results revenue from relationships with a small number of search engines, including Inktomi, Google, Alta Vista, MyGeek,

Overture, and AskJeeves.  We expect that a small number of search engine affiliates will continue to generate a majority or more of our 24/7 Website Results revenue for the foreseeable future.  Due to recent changes at Inktomi, following its acquisition by Yahoo!, the revenue we generate from this relationship has declined recently and our contract expired in May 2003.  The interruption or loss of any of our primary search engine relationships could cause a significant decrease in 24/7 Website Results revenue.  As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our affiliates or face increased competition from affiliates that internally develop or acquire capabilities similar to our service.  In addition, as our search engine affiliates’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our affiliates which could have a material adverse effect on our 24/7 Website Results revenue.

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

SOME OF OUR SOFTWARE IS LICENSED FROM THIRD PARTIES.

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

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

WE HAVE A VERY SUBSTANTIAL OVERHANG OF COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK WILL CAUSE SUBSTANTIAL DILUTION AND MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of August 12, 2003, there were 79.1 million shares of our common stock outstanding.  We also have an aggregate of 97 million shares of common stock that may be sold into the market in the future including approximately 18.7 million shares of our common stock issuable upon exercise of options, 68.7 million shares of our common stock issuable upon conversion of our outstanding preferred stock, and 9.6 million common stock warrants.  In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.  We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of shares of Preferred Stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

THE MARKET PRICE OF OUR SECURITIES MAY BE VERY VOLATILE.

From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet market expectations, patents issued or not issued to us or our competitors, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, rumors concerning any of the foregoing, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially.  In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, prospects, financial condition, and results of operations.

WE MAY IMPLEMENT A REVERSE STOCK SPLIT OF OUR COMMON STOCK.

Our stockholders approved a series of amendments to our certificate of incorporation at our July 29, 2003 stockholders meeting.  These amendments authorized our board of directors to effect a reverse split of all outstanding shares of our common stock at an exchange ratio of between one-for-2, and one-for-15 subject to the discretion of our board of directors.  At any time prior to the 2004 annual meeting of stockholders, the board of directors has the sole discretion to elect, as it determines to be in the best interests of our company and our stockholders, whether or not to effect a reverse stock split, and if so at which of the approved ratios.  If the board of directors elects to implement a reverse stock split, the number of issued and outstanding shares of common stock would be reduced in accordance with the exchange ratio for the selected reverse stock split.  The par value of the common stock would remain unchanged at $.01 per share and the number of authorized shares of common stock would also remain unchanged.  In determining whether or not to implement a reverse stock split, and the appropriate exchange ratio, the board would assess a variety of factors, including but not limited to analysis of our most recent fiscal quarter and general conditions, as well as the trading price of our common stock on the days leading up to the date of the reverse stock split.

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

THE POWER OF OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE SHARES OF  STOCK COULD HAVE AN ADVERSE EFFECT ON HOLDERS OF OUR COMMON STOCK.

We are authorized to issue up to 350,000,000 shares of common stock which may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Our Articles of Incorporation also authorize us to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

SUNRA AND PUBLIGROUPE COLLECTIVELY HOLD A SUBSTANTIAL PORTION OF THE TOTAL OUTSTANDING VOTING POWER OF 24/7 REAL MEDIA AND WILL LIKELY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS AND PREVENT A CHANGE OF CONTROL.

Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owner of 42.5 million shares of our common stock.  PubliGroupe USA Holdings is the beneficial owner of 12.5 million shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors.  Additionally, the terms of the Series A Preferred Stock, owned principally by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

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

In addition, under certain circumstances, upon the sale, liquidation or dissolution of the Company, our Series A and Series C preferred stockholders maybe entitled to receive an aggregate liquidation preference of $15.2 million, before our common stockholders received any payment.  After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis.  As result, in the event of a sale, liquidation or dissolution of the Company, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors decides is relevant.

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

WE MAY BE UNABLE TO PROMOTE AND MAINTAIN OUR BRANDS.

We believe that establishing and maintaining the brand identities of our products and services is a critical aspect of attracting and expanding a large client base.  Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service.  If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition, and results of operations could be materially adversely affected. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

In addition to our ongoing litigation against, aQuantive, from time to time, we may selectively pursue claims of infringement of our patents and other intellectual property rights by third parties.  Such claims and any resultant litigation present the risk that a court could determine, either preliminarily or finally, that some of our patent or other intellectual property rights are not valid.  In addition, even if we prevail, such litigation could be time-consuming and expensive to pursue, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2003 (in thousands):

	2003	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$9,120	$—	$—	$—	$—	$9,120
Average interest rate	0.80%					0.80%

We did not hold any derivative financial instruments as of June 30, 2003.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European currencies.  The effect of foreign exchange rate fluctuations for the three and six month periods ended June 30, 2003 and 2002 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of June 30, 2003, we had $1.8 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive.  The complaint also seeks injunctive relief and recovery of attorney’s fees.  On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent.  On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003.  On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT adserving system does not infringe the ‘368 patent.  The Company will appeal the court’s ruling to the Court of Appeals for the Federal Circuit and has agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

Beate Uhse

The Company’s German subsidiary Real Media Germany and Beate Uhse New Medi@ GmbH (“Beate Uhse”) reached a final settlement on their breach of contract claim on July 2, 2003.  Under the terms of the settlement, Real Media Germany retained approximately $0.2 million of funds attached from Beate Uhse in January 2002, and remitted approximately $0.2 million to Beate Uhse.  All cash transactions related to the settlement were completed on July 14, 2003, and all future claims by both parties related to the subject matter of the lawsuit were extinguished as a result.

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

Chinadotcom Corp.

On February  19, 2003, the Company filed a complaint against Chinadotcom Corporation for  breach of contract, unjust enrichment, breach of duty of good faith and fair  dealing, and promissory estoppel arising out of a certain equity exchange  agreement dated August 16, 2000 between the Company and Chinadotcom, seeking to enforce our right to exchange our stake in 24/7 Asia Ltd. for 1.8 million shares of Chinadotcom.  Chinadotcom filed a motion seeking to compel arbitration of the matter, which the court  granted on May 12, 2003.  We intend to file an arbitration claim relating to both the equity exchange  agreement and other claims that we may have against Chinadotcom.

Chinadotcom  recently filed an action in court in Hong Kong against David Moore, our Chief  Executive Officer, alleging, among other things, breach of fiduciary duty by  Mr. Moore in connection with his serving as a director of Chinadotcom and its  subsidiary, 24/7 Media Asia Ltd.  The  Company will indemnify Mr. Moore and assume his defense.  We believe that the charges are completely  without merit and that the action was brought solely in retaliation against the  Company for asserting its rights in the matter discussed above.

On July 22, 2003, Chinadotcom filed an arbitration claim asserting certain breaches of contract in connection with an agreement relating to 24/7 Media Ltd. entered into between the parties as of June 30, 2000.   The claim seeks damages that it states total $24 million.  The Company intends to file an answer and counterclaim in the matter and to vigorously assert a defense.  We do not believe that this matter will have a material adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Series C Preferred Stock

As of June 6, 2003, the Company completed a private placement of approximately $7.18 million of Series C-1 Nonvoting Convertible Redeemable Preferred Stock, together with related Common Stock warrants, to several investment funds and a limited number of individual investors, including members of the Company’s management.  The issuance of the Company’s Series C-1 Preferred Stock was conducted in two tranches in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.  All outstanding shares of the Series C-1 Preferred Stock were converted into shares of Series C Voting Convertible Preferred Stock upon the approval of the Company’s stockholders on July 29, 2003.  The Series C Preferred Stock is convertible into, and the associated warrants are exerciseable for, shares of Common Stock at a conversion price, or exercise price, as the case may be, of $0.24158 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

4.1	Certification of Designation of Series C Convertible Preferred Stock*

	4.2	Certification of Designation of Series C-1 Convertible Preferred Stock*

	10.1	Letter Agreement, dated May 23, 2003, by and among the Company, Real Media, Inc. and PubliGroups.*

	10.2	Form of Series C-1 Preferred Stock and Common Stock Warrants Purchase Agreement.*

	10.3	Form of Warrant to purchase Common Stock to be issued to be Investors.*

	10.4	Form of Investor Rights Agreement.*

	10.5	Form of Voting Rights Agreement.*

	31.1	Certification of Chief Executive Officer of the Company required by Rule 13A-14(A) or Rule 15d-14(A) of the Exchange Act.

	31.2	Certification of Chief Financial Officer of the Company required by Rule 13A-14(A) or Rule 15d-14(A) of the Exchange Act.

	32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of the Exhibits listed above was filed as an exhibit to the Company’s Report on Form 8-K dated June 18, 2003 which is incorporated by reference herein.

(b)                                 Reports on Form 8-K.

Report on Form 8-K dated June 18, 2003 (file no. 0-29768).  The report contained information regarding the conversion of indebtedness to PubliGroupe USA Holdings, Inc. and private placement of Series C-1 Nonvoting Convertible Redeemable Preferred Stock.

Report on Form 8-K dated June 18, 2003 (file no. 0-29768).  The report contained our issuance of a press release announcing that the staff of NASDAQ have advised the Company that the Company has evidenced compliance with the bid price and fee requirements, and all other requirements, necessary for continued listing on The NASDAQ SmallCap Market.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.

Date: August 14, 2003

By:	/s/ David J. Moore
David J. Moore

Chairman and Chief Executive Officer

By:	/s/ Norman M. Blashka
Norman M. Blashka

EVP and Chief Financial Officer