Form 10-Q
period 2003-09-30
24/7 REAL MEDIA INC
filed 2003-11-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 11, 2003
Common Stock, par value $.01 per share	114,420,438 Shares

24/7 REAL MEDIA, INC.

SEPTEMBER 30, 2003

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,779	$7,674
Restricted cash	12,000	—
Accounts receivable, less allowances of $1,453 and $1,369, respectively	10,150	9,799
Notes and amounts receivable from disposition	240	720
Prepaid expenses and other current assets	973	1,565

Total current assets	35,142	19,758

Property and equipment, net	3,160	3,988
Goodwill	2,621	2,621
Intangible assets, net	5,295	6,007
Notes and amounts receivable from disposition	1,359	1,045
Other assets	1,978	548

Total assets	$49,555	$33,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,471	$4,039
Accrued liabilities	8,663	12,015
Current installments of obligations under capital leases	55	47
Deferred revenue	2,750	2,748

Total current liabilities	16,939	18,849

Obligations under capital leases, excluding current installments	23	66
Subordinated convertible debentures, 2%, due 2006	13,167	—
Loan payable - related party	—	7,876
Other long term liabilities	332	292

Total liabilities	30,461	27,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 995,250 and 925,000 shares issued and outstanding, respectively (liquidation preference of $10 per share)	10	9
Common stock; $.01 par value; 350,000,000 shares authorized; 108,040,264 and 59,219,844 shares issued and outstanding, respectively	1,080	592
Additional paid-in capital	1,109,426	1,089,575
Deferred stock compensation	(359)	(209)
Accumulated other comprehensive income	376	358
Accumulated deficit	(1,091,439)	(1,083,441)
Total stockholders’ equity	19,094	6,884

Total liabilities and stockholders’ equity	$49,555	$33,967

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Integrated media solutions	$7,953	$6,379	$24,657	$21,224
Technology solutions	4,081	3,340	11,351	9,825
Total revenues	12,034	9,719	36,008	31,049

Cost of revenues:
Integrated media solutions	4,762	4,334	15,357	14,435
Technology solutions (exclusive of $10, $0, $20 and $7, respectively, reported below as stock-based compensation	957	847	3,183	2,586
Total cost of revenues	5,719	5,181	18,540	17,021

Gross profit	6,315	4,538	17,468	14,028

Operating expenses:
Sales and marketing (exclusive of $144, $13, $176 and $68, respectively, reported below as stock-based compensation)	3,116	3,178	9,487	9,456
General and administrative (exclusive of $86, $2,169, $200 and $2,484, respectively, reported below as stock-based compensation)	2,787	3,509	8,485	10,954
Product development (exclusive of $55, $8, $93 and $50, respectively, reported below as stock-based compensation)	870	807	2,213	3,251
Amortization of intangible assets	661	466	1,970	1,475
Stock-based compensation	295	2,190	489	2,609
Loss on sale of assets, net	—	856	—	550

Total operating expenses	7,729	11,006	22,644	28,295

Loss from operations	(1,414)	(6,468)	(5,176)	(14,267)

Interest income (expense), net	6	(85)	(141)	(193)
Other expense	(17)	—	(849)	—

Loss before provision for income taxes	(1,425)	(6,553)	(6,166)	(14,460)

Provision for income taxes	12	—	52	—

Net loss	(1,437)	(6,553)	(6,218)	(14,460)

Dividends on preferred stock	(200)	(50)	(488)	(50)
Preferred stock conversion discount	—	(6,628)	(1,780)	(6,628)
Net loss attributable to common stockholders	$(1,637)	$(13,231)	$(8,486)	$(21,138)

Loss per common share - basic and diluted
Net Loss	$(0.02)	$(0.12)	$(0.08)	$(0.28)
Preferred stock dividends and conversion discount	(0.00)	(0.13)	(0.03)	(0.13)
Net loss attributable to common stockholders	$(0.02)	$(0.25)	$(0.11)	$(0.41)

Weighted average shares outstanding	85,086,656	52,540,206	74,055,588	51,051,525

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(6,218)	$(14,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,840	2,881
Provision for doubtful accounts and sales reserves	251	(162)
Amortization of intangible assets	1,970	1,475
Non-cash compensation	489	2,609
Loss on sale of non-core assets, net	—	550
Accrued interest on note payable	166	246
Common stock issued for services	—	47
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(602)	3,066
Notes and amounts receivable from disposition	166	35
Prepaid assets and other current assets	593	748
Other assets	65	690
Accounts payable and accrued liabilities	(2,674)	(8,151)
Deferred revenue	(40)	549

Net cash used in operating activities	(3,994)	(9,877)

Cash flows from investing activities:
Increase in restricted cash	(12,000)	—
Capital expenditures, including capitalized software	(968)	(587)
Cash (paid for) acquired from acquisition	(150)	1,190
Cash paid for investment	(50)	—
Proceeds from sale of non-core assets, net of expenses	—	2,381

Net cash (used in) provided by investing activities	(13,168)	2,984

Cash flows from financing activities:
Proceeds from convertible debentures	15,000	—
Payment of debt issuance costs	(40)	—
Proceeds from issuance of preferred stock, net	6,797	7,355
Proceeds from exercise of stock options and warrants	1,027	73
Payment of capital lease obligations	(35)	(30)
Retirement of debt	(1,500)	—
Proceeds from issuance of note payable - related party	—	3,000

Net cash provided by financing activities	21,249	10,398

Net change in cash and cash equivalents	4,087	3,505
Effect of foreign currency on cash	18	146
Cash and cash equivalents at beginning of period	7,674	6,974

Cash and cash equivalents at end of period	$11,779	$10,625

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

Integrated Media Solutions connects advertisers to audiences through the following sources:

•                  24/7 Web Alliance – a global alliance of Web sites where advertisers can run site-specific ad campaigns on brand name sites, campaigns targeted to users in one or more of our content channels or global ad campaigns across our entire network of participating Web sites.

•                  24/7 Search (formerly 24/7 Website Results) – performance-based paid inclusion and search engine optimization services.

•                  Other services including an interactive desktop information and messaging tool, known as 24/7 Messenger, and brokerage services for online promotions and e-mail.

Technology Solutions provides advertising delivery and management technology and services to Web sites, ad agencies and advertisers.  The Company’s primary software product, Open AdStream ®, is based on patented technology and available to customers in enterprise and centrally distributed solutions.  The Company also provides an ad serving product for ad agencies, advertisers and direct marketers, known as Open Advertiser, as well as a suite of web analytics solutions under the “Insight” brand.

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

Factors Affecting Comparability of 2003 and 2002

In May 2002, the Company completed the sale of certain assets related to the US e-mail management product which had approximately $1.6 million in revenue for the nine month period ended September 30, 2002.

In January 2003, the Company sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2002, respectively, and $0.1 million for the nine month period ended September 30, 2003 (see note 3).

In January 2003, the Company acquired Insight First, Inc., a web analytics company.  The impact on the three and nine month periods ended September 30, 2003 was not significant (see note 2).

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during 2003. The number of full-time employees has decreased by 63 from 272 at September 30, 2002 to 209 at September 30, 2003.

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

Unbilled Receivables

At September 30, 2003 and December 31, 2002, accounts receivable included approximately $4.8 million and $5.1 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business.  Advertising contracts are typically invoiced monthly, in the period subsequent to when the revenue has been earned.  All unbilled receivables as of September 30, 2003 have subsequently been billed.

Capitalized Software

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company requires certain product development costs to be capitalized commencing when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.  The Company capitalized approximately $1.2 million in connection with the development of our Open Advertiser ad serving software product in the twelve months prior to its release, which is included in property and equipment, net on the consolidated balance sheet.  The product was released in June 2003 and is being amortized using the straight-line method over the estimated useful life of the software, or 4 years.  Amortization for the three month period ended September 30, 2003 is $0.1 million and accumulated amortization as of September 30, 2003 is $0.1 million.

Revenue and Expense Recognition

Integrated Media Solutions

24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  24/7 Search revenues are derived from driving valid visitors to client Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites.  Agreements in each of our media businesses are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

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

The Company recently refined its OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models.  The Company has also adjusted its software arrangements, which bundle a software license with maintenance and technical support services.  As a result, effective January 1, 2003, the Company changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of OAS local revenue to future periods.  Using this method, the Company recognizes as revenue the total value of its software arrangements ratably over the term of the software license.  This change will have the effect of modestly reducing license fee revenue in 2003 and deferring a portion of revenue to future periods.  The Company will recapture the reduction in upfront license fee revenue in subsequent years as it recognizes deferred revenue on its software arrangements.  Under the prior arrangements, the Company typically recognized software license revenue immediately upon delivery of the software and recognized revenue related to software maintenance and technical support services ratably as earned.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss:
As reported	$(1,437)	$(6,553)	$(6,218)	$(14,460)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	327	3,501	3,742	11,921
Pro forma	$(1,764)	$(10,054)	$(9,960)	$(26,381)
Net loss attributable to common stockholders per share:
As reported	$(0.02)	$(0.25)	$(0.11)	$(0.41)
Pro forma	(0.02)	(0.32)	(0.17)	(0.65)

The per share weighted-average fair value of stock options granted for the three and nine month periods ended September 30, 2003 is $1.19 and $0.20 respectively, and the per share weighted average fair value of stock options granted for the three and nine month periods ended September 30, 2002 is $0.17 and $0.16, respectively, on the grant date with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.05%	1.18%	1.44%	1.08%
Expected life (in years)	3.0	3.0	2.4	2.3
Volatility	143%	97%	133%	140%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Preferred Stock

	Shares	Price Per	Conversion	Ouststanding at
Series	Authorized	Share	Rate	September 30, 2003	December 31, 2002
A	800,000	$10.00	$0.20535	775,000	800,000
B	125,000	10.00	0.20660	—	125,000
C	718,250	10.00	0.24158	220,250	—
				995,250	925,000

During 2003, 25,000 shares of Series A, 125,000 shares of Series B and 498,000 shares of Series C Preferred Stock were converted into 1,217,434, 6,050,339 and 20,614,280 shares of common stock, respectively.

In June 2003, the Company sold 718,250 shares of Series C Preferred Stock to several investment funds and individual accredited investors, including members of management and Board of Directors.

The Preferred Stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  As of September 30, 2003, there are approximately $0.6 million of accrued but unpaid dividends.

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

Comprehensive Loss

Total comprehensive loss attributable to common stockholders for the nine month periods ended September 30, 2003 and 2002 was $8.5 million and $21.0 million, respectively.  Comprehensive losses resulted primarily from net losses of $8.5 million and $21.1 million, respectively, as well as foreign currency translation adjustments of $0.1 million in 2002.

Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted net loss per common share for the nine month periods ended September 30, 2003 and 2002 does not include the effects of options to purchase 17.4 million and 12.6 million shares of common stock, respectively; 3.9 million and 8.3 million common stock warrants, respectively; 0.3 million and 32,000 shares of unvested restricted stock, respectively; 46.9 and 45.0 million shares of Preferred Stock, respectively, and 8.6 million shares of common stock in 2003 related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN 46 is effective for all new variable entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 does not have any impact on the Company’s consolidated financial statements.

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

(2)  BUSINESS COMBINATIONS

Acquisition of Now Marketing

On September 19, 2002, the Company acquired certain assets of Vflash d/b/a Now Marketing (“Now Marketing”), a New York-based marketing services firm.  The acquisition agreement required Now Marketing’s ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together “Now Marketing’s Parent”), to make a $1.25 million investment in the Company in exchange for 125,000 shares of Series B Preferred Stock.  Accordingly, the total purchase consideration of $4.3 million consists of 4.1 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs.  The Series B Preferred Stock was convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $0.2066 per share of Common Stock, or 6,050,339 shares of Common Stock on an as-if converted basis.  As of September 30, 2003, all Series B Preferred Stock was converted.

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
$1,232

Acquisition of the assets of Insight First

On January 21, 2003, the Company acquired certain assets of Insight First, Inc. (“Seller”), including specific contracts, intangibles and employee relationships, related to the Seller’s Web analytics solutions, including the intellectual property relating to specific products in exchange for 3,526,093 shares of the Company’s common stock valued at approximately $1.0 million, plus $150,000 in cash.  In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $2.2 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal years 2003 and 2004.

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
$3

The following pro forma consolidated amounts give effect to the Company’s acquisition of Now Marketing and Insight First accounted for by the purchase method of accounting as if it had occurred at the beginning of the period by consolidating the results of operations of the acquired entity for the three and nine month periods ended September 30, 2003 and 2002.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2003	2002

Total revenues	$9,957	$36,029	$31,762
Net loss	(9,992)	(6,261)	(24,777)
Loss per share	$(0.17)	$(0.08)	$(0.42)
Weighted average shares used in net loss per share calculation (1)	59,850,914	74,313,910	58,572,104

(1)  The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and nine month periods ended September 30, 2003 and 2002 includes the 4,100,000 and 3,526,093 common shares issued for Now Marketing and Insight First, respectively, as if the shares were issued on January 1, 2002.

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

(4)  INTANGIBLE ASSETS, NET

The $2.6 million in goodwill as of September 30, 2003 and December 31, 2002 relates $1.1 million to Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to Search.

The $5.3 million in Intangible assets, net at September 30, 2003 relates $2.1 million to Real Media, $1.4 million to Now Marketing, $1.0 million to Insight First and $0.8 million to Search.  The $6.0 million in Intangible assets, net at December 31, 2002 relates $2.8 million to Real Media, $1.8 million to Now Marketing and $1.4 million to Search.

	September 30, 2003	December 31, 2002	Estimated Useful Lives
	(in thousands)

Goodwill	$2,621	$2,621

Technology (1)	9,127	7,869	4
Less accumulated amortization	(4,085)	(2,216)
Net Technology	5,042	5,653

Trademark	500	500	4
Less accumulated amortization	(247)	(146)
Net Other intangible assets	253	354

Gross Intangible assets	9,627	8,369
Less accumulated amortization	(4,332)	(2,362)
Net Intangible assets	$5,295	$6,007

(1) Technology increased $1.3 million due to the acquisition of the assets of Insight First, Inc.

(5)  RESTRUCTURING

The following sets forth the activities in the Company’s restructuring reserve for the nine month period ended September 30, 2003, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year utilization	Current year reversal	Ending Balance
Employee termination benefits	$1,139	$(1,112)	$—	$27
Office closing costs	709	(517)	—	192
Disposal of assets	72	(72)	—	—
Other exit costs	12	(12)	—	—
	$1,932	$(1,713)	$—	$219

(6)  RELATED PARTY TRANSACTIONS

The Company had issued three Promissory Notes to PubliGroupe, a significant shareholder, totaling $7.5 million.  One note for $4.5 million had an interest rate of 4.5% with principal and interest due on October 30, 2006.  Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005.  On May 23, 2003, PubliGroupe surrendered for cancellation the three Promissory Notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and 4.8 million shares of the Company’s common stock, valued at $1.8 million.  The common stock issuance and  $4.7 million gain on cancellation of debt was recorded as a capital transaction, resulting in a $6.5 million increase of additional paid in capital.  In connection with the issuance of shares of common stock to PubliGroupe, Sunra Capital Holdings Ltd., our primary Series A Preferred stockholder, agreed not to seek conversion of that number of Series A Preferred shares that could be converted into 4.8 million shares of common stock in order to facilitate the Company’s issuance of such shares of common stock to PubliGroupe in accordance with the limit on the Company’s authorized share capital contained in the Company’s certificate of incorporation.

(7)  2% SUBORDINATED CONVERTIBLE DEBENTURES

On September 26, 2003, the Company completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”).  The Debentures are convertible into shares of the Company’s common stock at $1.75 per share.  Interest on the Debentures at the rate of 2% is due semi-annually starting in January 2004.  The investor also acquired a five-year warrant (the “Warrants”) to purchase 1,802,820 shares of the Company’s common stock at $1.9137 per share.

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures.  In addition, the Company may elect to pay the principal of and interest on the Debentures in shares of its common stock rather than cash.  If the Company elects to pay the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the fifteen consecutive trading days immediately preceding the maturity date.  If the Company elects to make interest payments due under the Debentures in shares of its common stock, rather than in cash, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid.  In addition, under certain conditions, the holder of the Debentures also may require the Company to prepay or redeem the Debentures in specific circumstances.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143% and a life of 2.5 years.  The aggregate unamortized fair market value of the Warrants is reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet, which will be amortized over three years, the initial term of the Debentures, using the effective interest method.  Accordingly, the carrying value of the Debentures will be increased.

As a result of the fees paid to the placement agent, legal fees and other expenses in connection with the sale of the Debentures and the Warrants, the Company incurred approximately $1.0 million of debt issuance costs to be paid in cash.  The Company also recorded the value of the warrants issued to the placement agent, $0.5 million, using the same factors as above.  Collectively, these costs will be amortized over three years, the initial term of the Debentures.  The costs are included in other assets on the consolidated balance sheet.

The Company deposited $12.0 million of the proceeds of the sale of the Debentures into an interest-bearing escrow account, to be released to the Company upon the effectiveness of a registration statement covering the resale of the shares of common stock underlying the Debentures and the Warrants.  The registration statement was declared effective on October 31, 2003 and the $12.0 million has been released.

(8)  COMMON AND PREFERRED STOCK

As of June 6, 2003, the Company completed a private placement (the “Financing”) of approximately $7.18 million of Series C-1 Nonvoting Convertible Redeemable Preferred Stock (the “Series C-1 Preferred Stock”), together with related Common Stock Warrants, to several investment funds and accredited individual investors, including members of the Company’s management and Board of Directors (the “Investors”).  All outstanding shares converted (collectively, the “Conversion”) into shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) upon the approval of the Company’s stockholders on July 29, 2003.

In connection with the Financing, the Company also issued two warrants to each Investor to purchase shares of Common Stock at an exercise price equal to the Conversion Price, of which (i) one warrant entitles the Investor to purchase up to an additional 10% of the aggregate number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock and only becomes exercisable upon the effective date of Conversion; and (ii) a second warrant entitles the Investors to purchase up to 4.8% of the aggregate number of shares of Common Stock that would have been issuable upon conversion of the Series C Preferred Stock and only becomes exercisable in the event the Investors become entitled to redeem shares of Series C-1 Preferred Stock.  Each warrant will remain exercisable in the event the Investor becomes entitled to redeem shares of Series C-1 Preferred Stock.  Each warrant will remain exercisable until the fifth anniversary of the date on which the warrant first became exercisable.  All warrants issued pursuant to this transaction may be exercised through a cashless exercise.  The second warrants were cancelled upon Conversion on July 29, 2003.

Each share of Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder thereof at a conversion price of $0.24158 per share of Common Stock (the

“Conversion Price”).  There will be no change to the conversion ratio of the Series C Preferred Stock based upon the future trading price of the Common Stock.  The conversion price of the Series C Preferred Stock is subject to adjustment in the event future issuances of the Company’s equity is at a purchase price lower than the Conversion Price according to a weighted average formula.

At any time after May 31, 2005, the Company may automatically convert each share of the then outstanding Series C Preferred Stock into the applicable number of shares of Common Stock if, among other things, the Common Stock is then traded, the average per share closing price of the Common Stock is greater than three (3) times the Conversion Price over a sixty day (60) trading period, the average daily trading volume of the Common Stock over such a period is at least 200,000 shares and there is an effective registration statement covering the resale of all shares of Common Stock issuable upon conversion of any other outstanding shares of Series C Preferred Stock.

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

The Company agreed to terms of the Series C Preferred Stock when the $0.24158 conversion price approximated fair value of the underlying common stock.  However, the Series C Preferred Stock and associated warrants were subject to stockholder approval which occurred on July 29, 2003, at which time the price of the Company’s common stock was $1.87 per share.  Accordingly, the Series C transaction contained an embedded beneficial conversion feature, which was required to be valued separately.  The Company allocated the proceeds received to the Series C Preferred Stock and detachable warrants based on a relative fair value basis.  The $5.4 million value ascribed to the five-year detachable warrants was determined using a Black Scholes pricing model (150% volatility, $1.87 fair value at July 29, 2003, $0.24158 exercise price, 1.48% discount rate).  The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $0.24158 and the fair value of the common stock into which the Series C Preferred Stock was convertible into on the stockholder approval date of $1.87 per share, or an intrinsic value of $1.63 per share, which is greater than the proceeds allocated.  Therefore, the Company recorded a non-cash charge of approximately $1.8 million which is included in “Preferred stock conversion discount” on the consolidated statement of operations as of September 30, 2003.

On May 23, 2003, the Company issued 4.8 million shares, valued at approximately $1.8 million, plus $1.5 million in cash, to PubliGroupe, in exchange for forgiveness of three promissory notes and the related accrued interest (see note 6).

Approximately 30 employees including members of senior management volunteered to receive between 5 and 20% of their compensation in the form of the Company’s common stock and options in lieu of cash from April to December 2003.  To date, approximately 746,000 shares, valued at $0.1 million, were issued.

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

Additional Paid-in Capital

During the nine months ended September 30, 2003, the Company’s additional paid-in capital increased by $19.9 million due to $8.6 million from the issuance of Series C preferred stock, $6.5 million in connection with the retirement of PubliGroupe promissory notes, $2.3 million from the issuance of warrants for subordinated convertible debentures, $1.1 million of common stock issued in connection with the Insight First acquisition, $0.9 million from exercise of options and warrants, $0.8 million in other stock-based compensation issued to employees offset by ($0.3) million related to the conversion of preferred stock.

(9)  STOCK INCENTIVE PLANS

For the nine months ended September 30, 2003, the Company granted approximately 1.4 million stock options under the 1998 Stock Incentive Plan, 0.6 million stock options under the 2001 Stock Incentive Plan, and 7.0 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On July 29, 2003, the shareholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 10,000,000.

On January 1, 2003, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 3,000,000.

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2003 and 2002, the amount of cash paid for interest was $7,000 and $10,000, respectively.

Warrants to purchase 7,084,357 shares of the Company’s common stock at an average of $0.21 per share were exercised during the quarter ended September 30, 2003 in exchange for 6,175,164 shares of the Company’s common stock in cashless exercises of warrants.

(11)  SEGMENTS

The Company’s business is comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements to affiliated Web sites and search engine traffic delivery and marketing services.  The Technology Solutions segment generates revenue by providing software licenses, third-party ad serving and other technology services.  The Company’s management periodically reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three and nine month periods ended September 30, 2003 and 2002, are as follows:

	Three months ended September 30, 2003			Three months ended September 30, 2002
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$7,953	$4,081	$12,034	$6,379	$3,340	$9,719
Amortization of intangibles	333	328	661	216	250	466
Stock-based compensation (1)	279	16	295	36	4	40
Loss on sale of assets, net	—	—	—	856	—	856
Segment (loss) income from operations	(1,858)	444	(1,414)	(5,639)	(829)	(6,468)
Interest expense, net	6	—	6	(85)	—	(85)
Other expenses	(9)	(8)	(17)	—	—	—
Segment (loss) income before provision for income taxes	(1,861)	436	(1,425)	(5,724)	(829)	(6,553)

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
	Integrated Media Solutions	Technology Solutions	Total	Integrated Media Solutions	Technology Solutions	Total
	(in thousands)

Revenues	$24,657	$11,351	$36,008	$21,224	$9,825	$31,049
Amortization of intangibles	1,000	970	1,970	725	750	1,475
Stock-based compensation (1)	458	31	489	132	55	187
Loss on sale of assets, net	—	—	—	550	—	550
Segment (loss) income from operations	(5,499)	323	(5,176)	(12,389)	(1,878)	(14,267)
Interest expense, net	(141)	—	(141)	(193)	—	(193)
Other expenses	(9)	(840)	(849)	—	—	—
Segment loss before provision for income taxes	(5,649)	(517)	(6,166)	(12,582)	(1,878)	(14,460)

Total assets:
September 30, 2003	37,646	11,909	49,555
December 31, 2002	22,930	11,037	33,967

	US	International	Total
	(in thousands)
Period ended September 30, 2003
Revenues for the three months ended	$7,269	$4,765	$12,034
Revenues for the nine months ended	21,911	14,097	36,008
Long-lived assets	12,690	1,723	14,413

Period ended September 30, 2002
Revenues for three months ended	$6,570	$3,149	$9,719
Revenues for nine months ended	21,363	9,686	31,049
Long-lived assets at December 31, 2002	14,053	2,745	16,798

(1) Not included are $2,150 and $2,422 for the three and nine month periods ended September 30, 2002, respectively, related to Corporate.

(12)  LITIGATION

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by Avenue A.  The complaint also seeks injunctive relief and recovery of attorney’s fees.  On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent.  On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003.  On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT adserving system does not infringe the ‘368 patent.  The Company has appealed the court’s ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

Brian Anderson

On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events.  The Company removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety; this motion was granted in part, with leave to remand, and denied in part.  The plaintiff has subsequently refiled the complaint and the Company has filed a counterclaim.

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

Chinadotcom filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd.  The Company will indemnify Mr. Moore and has assumed his defense.  We believe that the charges are without merit and that the action was brought solely in retaliation against the Company for asserting its rights in the matter discussed above.  We have filed a motion to dismiss this case.

On July 22, 2003, Chinadotcom filed an arbitration claim asserting certain breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000.  The claim seeks damages totaling $24.0 million.  The Company intends to file an answer and counterclaim in the matter and to vigorously assert a defense.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this report are forward looking.  We use words such as “anticipate”, “believe”, “expect”, “future” and “intend”, and similar expressions to identify forward-looking statements.  Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Our actual results may differ significantly from management’s expectations, plan or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  This section, along with other sections of this report, describes some, but not all, of the factors that could cause actual to differ significantly from management’s expectations.  We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.  Unless the context requires otherwise in this report the terms “24/7 Real Media,” the “Company,” “we,” “us,” and “our” refer to 24/7 Real Media, Inc. and its subsidiaries, and references to “24/7 Search” refer to 24/7 Search, Inc., a wholly owned subsidiary of 24/7 Real Media.

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

Integrated Media Solutions

Our Media Solutions consist of the following services: (i) the 24/7 Web Alliance, a global alliance of Web sites where advertisers can run site-specific ad campaigns on brand name sites, campaigns targeted to users in one or more of our content channels or global ad campaigns across our entire network of participating Web sites as well as target campaign by geography, by time or by day part; (ii) 24/7 Search, a performance-based search engine paid inclusion service where we perform a custom build-out containing all relevant keywords and keyword phrases and advertisers pay only when users search on one of those phrases and click-through to the advertiser’s Web site from search listings; and (iii) other services including: desktop messaging services and brokerage activities for internet promotions and e-mail marketing.  Our 24/7 Web Alliance includes the 24/7 Network of Web sites, which uses our Open AdStream technology solutions to deliver and manage Internet advertisements, and our 24/7 Portfolio, which consists of Web sites with whom we provide services independent of our 24/7 Network.

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

We had approximately 430 unique advertisers during the third quarter of 2003.  The following table shows by quarter the number of paid impressions and the average CPM since January 1, 2002.

	Number of Paid Impressions	Average CPM
	(in billions)
Q3 2003	5.9	$0.95
Q2 2003	6.2	0.88
Q1 2003	6.1	0.79
Q4 2002	4.8	0.99
Q3 2002	3.0	1.23
Q2 2002	3.3	1.19
Q1 2002	4.2	1.01

24/7 Search operates a paid inclusion service for advertisers.  Paid inclusion is also known as “trusted feed” and generally operates by converting an advertiser’s dynamically generated Web site into a data stream similar to what search engine “spiders,” or automated data collection methods, would have collected.  These individual data elements for each page are then fed directly into the databases of our search engine affiliates as if their spider had in fact collected the data.  Our 24/7 Search strategy focuses, in part, on helping advertisers more precisely develop and expand the range of terms and phrases they can use to drive search engine traffic to their Web sites.  Through our search engine relationships, we help ensure that our clients are well represented in the search results for the selected keyword phrases. We do not guarantee a position in search results for our advertisers, only inclusion.

24/7 Search offers advertisers important advantages to other forms of paid inclusion.  In particular, the advertiser, with our assistance, controls which information on a Web page is submitted and assures that the most pertinent content is indexed within the search engine database.  Further, our trusted feeds are updated more regularly than typical results obtained by automated search engine spiders, which reduces the time lag for inclusion of Web sites that have frequently changing content.  In addition, our trusted feeds give advertisers the ability to quickly edit or remove poorly performing listings.  Overall, for advertisers with Web pages that change regularly, our paid inclusion service combines a pay for performance model with the benefits of control, freshness and coverage.

24/7 Search also operates and continues to develop a commercial search engine known as Engine54, located at www.engine54.com.  Through Engine54, we provide an Internet search solution that offers advertisers the opportunity to appear in relevant paid search listings.  We are further developing the capabilities of Engine54 to provide businesses of all sizes the opportunity to have listings for their company included in the paid search results appearing on Engine54, so that their listings are available to Internet users at the moment when they are searching for relevant information. By enabling advertisers to reach large numbers of users in a highly targeted search context, we believe Engine54 can provide an effective method of acquiring customers, converting leads into sales and generating useful information for direct marketing campaigns.

We generate revenue through 24/7 Search from performance-based fees paid by advertisers to have their Web sites included in the databases of our search engine affiliates and, to a lesser extent, to have their Web sites included in the search results of Engine54. We believe search traffic likely results from a variety of search phrases entered into search engines by users.  We use proprietary technology to help advertisers determine a set of keyword phrases most relevant to their site and agree on a CPC fee they will pay for traffic directed to their Web sites.

We share the revenue generated through 24/7 Search with our search engine partners and, with respect to Engine 54, with search engine partners that have provided their paid search listings to us.  Our revenue share may range between 35% and 45% depending on, among other things, our distribution partner’s size, number of unique visitors, impressions and the number of searches conducted, and the prominence of our partner’s brand.

24/7 Search had approximately 1600 active client advertiser accounts at September 30, 2003.  The following table shows by quarter the number of valid visitors and the average CPC for 24/7 Search since January 1, 2002.

	Number of Valid Visitors	Average CPC
	(in millions)
Q3 2003	9.0	$0.24
Q2 2003	11.3	0.21
Q1 2003	16.5	0.19
Q4 2002	12.5	0.18
Q3 2002	9.6	0.21
Q2 2002	10.7	0.22
Q1 2002	8.4	0.21

In order to increase our revenue, we must continue to increase the number of advertisers we service, the number of paid ad impressions and click-throughs on the 24/7 Web Alliance and our portfolio Web sites, the number of valid visitors to Web sites of our search marketing clients and the CPM or CPC fees that we earn.  We drive ad impressions and click-throughs by increasing the number of Web sites in the 24/7 Web Alliance and other Web sites for whom we provide services, and by building relationships with Web sites that have deep, high-quality content and large audiences.  We drive traffic to our 24/7 Search clients primarily by adding new search engine distribution partners and improving our placement with existing distribution partners.

Technology Solutions

Our Technology Solutions consist of the following products and services: (i) the Open AdStream® software (“OAS Local”), a turnkey Internet advertising delivery and management solution installed locally on our clients’ servers; (ii) the Open AdStream service (“OAS Central”), an Internet advertising delivery and management service for website publishers using our Open AdStream software distributed centrally from our servers on an application service provider basis; (iii) the Insight analytics service, a service that uses our proprietary software to measure and analyze audience behavior for client Web sites; and (iv) the Open Advertiser™ service (“OAD”), an Internet advertising delivery and management service for advertisers and ad agencies distributed centrally from our servers on an application service provider basis.

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

We generate revenue from our Insight service from fees paid by client Web sites.  We typically offer Web sites page-view-based pricing enabling the client website to pay us based on how many page views are measured.  Our service revenue is calculated by multiplying the CPM rate by the number of page views delivered.  To a lesser extent, we also generate revenue by providing professional services charged at an hourly rate.

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

The following table shows by quarter certain metrics for our Technology Solutions since 2002:

	OAS Local	OAS Central, OAD and Insight
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions	Annual Revenue per Contract
			(in billions)
Q3 2003	219	162	13.3	$42,845
Q2 2003	221	156	11.9	40,191
Q1 2003	235	164	10.6	34,897
Q4 2002	258	162	7.5	37,457
Q3 2002	273	159	6.4	30,926
Q2 2002	271	153	5.1	30,660
Q1 2002	274	152	4.9	30,376

(1)          A client contract may represent multiple clients and websites utilizing Open AdStream products and services.

In order to increase our revenue from our Open AdStream solutions, and our Insight and Open Advertiser solutions, we must increase the number of client Web publishers and advertisers we service, the number of paid ad impressions delivered using our services, or the licensing or CPM fee that we earn.  We believe we can increase the number of clients to whom we provide technology and services, and the license fees and CPM fees we charge, by developing and providing next generation technology products and services, including launching our Open Advertiser service, and by leveraging the design features of our technology and services to increase our ability to target high-quality audience segments.

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

In light of the foregoing, we have taken significant steps to develop a patent licensing program involving all of our patented intellectual property.  Our patent program includes identifying, notifying and pursuing commercial discussions with companies that we believe practice one or more of our patents.  With any of these companies we may discuss transactions involving licensing our patents, buying our patents or jointly developing technology using our patents.  In addition, in appropriate circumstances, we will commence enforcement actions against companies that infringe our patents.  Our patent license arrangements are designed to include an upfront license fee and a running royalty payable by the licensee for the remaining term of the licensed patents.  In addition to Doubleclick, Valueclick, Mediaplex and Advertising.com, our initial licensees who made a one-time lump-sum payment to license the ‘368 patent, we have licensed one or more of our patents to a number of companies who made upfront payments and are obligated to pay direct or contingent royalties.

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

The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

Integrated Media Solutions

24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  24/7 Search revenues are derived from driving traffic to client Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites.  Agreements are primarily short term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.

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

We assess goodwill for impairment annually unless events occur that require more frequent reviews.  Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Discounted cash flow analyses are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment.  If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available.  Estimated fair market value is generally measured with discounted estimated future cash flows.  Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows.  Assumptions used for these cash flows are consistent with internal forecasts.

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2003 TO 2002

In May 2002, the Company completed the sale of certain assets related to the US e-mail management product which had approximately $1.6 million in revenue for the nine month period ended September 30, 2002.

In January 2003, the Company sold a majority stake in iPromotions, Inc.  iPromotions revenue was approximately $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2002, respectively, and $0.1 million for the nine month period ended September 30, 2003 (see note 3).

In January 2003, the Company acquired Insight First, Inc., a web analytics company.  The impact on the three and nine month periods ended September 30, 2003 was not significant (see note 2).

Due to restructuring initiatives adopted in the fourth quarter of 2002, we reduced our headcount by approximately 26 employees during 2003. The number of full-time employees has decreased by 63 from 272 at September 30, 2002 to 209 at September 30, 2003.

The following table compares the results of operations for the three and nine month periods ended September 30, 2003 to the results of operations for the three and nine month periods ended September 30, 2002 (in thousands):

	Three months ended September 30,		Dollar Variance	Percentage Variance	Nine months ended September 30,		Dollar Variance	Percentage Variance
	2003	2002			2003	2002
		(in thousands)				(in thousands)
	(unaudited)				(unaudited)
Revenues:
Integrated media solutions	$7,953	$6,379	$1,574	24.7%	$24,657	$21,224	$3,433	16.2%
Technology solutions	4,081	3,340	741	22.2%	11,351	9,825	1,526	15.5%
Total revenues	12,034	9,719	2,315	23.8%	36,008	31,049	4,959	16.0%

Cost of revenues:
Integrated media solutions	4,762	4,334	428	9.9%	15,357	14,435	922	6.4%
Technology solutions	957	847	110	13.0%	3,183	2,586	597	23.1%
Total cost of revenues	5,719	5,181	538	10.4%	18,540	17,021	1,519	8.9%

Gross profit	6,315	4,538	1,777	39.2%	17,468	14,028	3,440	24.5%

Operating expenses:
Sales and marketing	3,116	3,178	(62)	-2.0%	9,487	9,456	31	0.3%
General and administrative	2,787	3,509	(722)	-20.6%	8,485	10,954	(2,469)	-22.5%
Product technology	870	807	63	7.8%	2,213	3,251	(1,038)	-31.9%
Amortization of intangible assets	661	466	195	41.8%	1,970	1,475	495	33.6%
Stock-based compensation	295	2,190	(1,895)	-86.5%	489	2,609	(2,120)	-81.3%
Loss on sale of assets, net	—	856	(856)	-100.0%	—	550	(550)	-100.0%

Total operating expenses	7,729	11,006	(3,277)	-29.8%	22,644	28,295	(5,651)	-20.0%

Loss from operations	(1,414)	(6,468)	5,054	78.1%	(5,176)	(14,267)	9,091	63.7%

Interest expense, net	6	(85)	91	107.1%	(141)	(193)	52	-26.9%
Other expense	(17)	—	(17)	-100.0%	(849)	—	(849)	-100.0%

Loss before provision for income taxes	(1,425)	(6,553)	5,128	78.3%	(6,166)	(14,460)	8,294	57.4%

Provision for income taxes	12	—	12	100.0%	52	—	52	100.0%

Net loss	(1,437)	(6,553)	5,116	78.1%	(6,218)	(14,460)	8,242	57.0%

REVENUES

INTEGRATED MEDIA SOLUTIONS. Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services.  24/7 Web Alliance revenue was $5.3 million and $15.4 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $4.1 million and $12.7 million for the three and nine month periods ended September 30, 2002, respectively, an increase of 30.0% and 21.2%, respectively.  The increase is due to increasing the size of the 24/7 Network from 3.0 billion paid impressions in 2002 to 5.9 billion paid impressions in 2003.

24/7 Search revenue was $2.2 million and $7.6 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $2.0 million and $6.0 million for the three and nine month periods ended September 30, 2002, respectively, an increase of 9.7% and 27.2%, respectively.  Historically, we generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engines, particularly Inktomi.  Due to changes at our largest traffic provider, Inktomi, since its acquisition by Yahoo!, the revenue we generated from Inktomi began to decline in the second quarter of 2003, and our contract with Inktomi expired at the end of May 2003.  This relationship generated approximately $0 million and $2.1 million in revenue for the three and nine month periods ended September 30, 2003.

Other Media Services revenue is generated primarily from e-mail and iPromotions.  E-mail for the three month period ended September 30, 2003 and 2002 was $0.5 million and $0 million, respectively.  E-mail revenue decreased $0.1 million or 10.5% from $1.6 million to $1.5 million for the nine month periods ended September 30, 2002 and 2003, respectively.  The decrease is due to the sale of our US e-mail management product known as 24/7 Mail, to Naviant on May 3, 2002 offset by the growth in international e-mail revenue.  We maintain the ability to sell e-mail domestically as a broker through Naviant’s 24/7 Mail and internationally without restriction.  In

January 2003, we sold our iPromotions unit, which accounted for $0.1 million in the nine month period ended September 30, 2003 and $0.3 million and $0.9 million in the three and nine month periods ended September 30, 2002.

Excluding the disposed US e-mail management product and iPromotions, Integrated Media Solutions revenue increased $1.9 million or 31.1% from $6.1 million in the three month period ended September 30, 2002 to $8.0 million in the three month period ended September 30, 2003.  For the nine month period ended September 30, 2002 and 2003, Integrated Media Solutions revenue increased $5.8 million or 30.9% from $18.7 million to $24.5 million.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue was $4.1 million and $11.4 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $3.3 million and $9.8 million for the three and nine month periods ended September 30, 2002, respectively, representing an increase of 22.2% and 15.5%, respectively.  Revenue from our products that we host, including OAS Central, OAD and Insight, grew during the quarter as impressions delivered climbed from 6.4 billion to 13.2 billion.  OAS Central continues to be an attractive solution as it requires minimal upfront cost and does not require the customer to dedicate their assets to hosting the software.  In 2003, we changed to a subscription based contract model for new customers for our OAS Local software.  Total contract value is recognized ratably over the term of the contract whereas in 2002 the revenue related to the software license was recognized upon delivery.  Had we changed contracts in 2002, approximately $0.2 million in third quarter revenue would have been deferred until future periods and reported revenue for the three month period ended September 30, 2002 would have been approximately $3.1 million.  On this comparable basis, revenue increased 29.7% versus the prior year.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (24/7 Web Alliance), a list provider (for e-mail) or a traffic provider (for 24/7 Website Results), which is usually calculated as a percentage of revenues.  Cost of revenues also includes adserving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM.  Gross margins were 40.1% and 37.7% for the three and nine month periods ended September 30, 2003, respectively, and 32.1% and 32.0% for the three and nine month periods ended September 30, 2002.  The increase is due to lower adserving costs and increased revenue on the 24/7 Network which has a higher margin.  Excluding the disposed US e-mail management product and iPromotions, gross profit increased from 29.6% to 40.1% and from 29.4% to 37.7% for the three and nine month periods ended September 30, 2003 and 2002, respectively.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. The cost of technology revenues consists of the costs of operating equipment and broadband capacity for our third party adserving solutions and payroll costs to deliver, modify and support software offset by the portion charged to Integrated Media Solutions for adserving.  Gross margins were 76.5% and 72.0% for the three and nine month periods ended September 30, 2003 and 74.6% and 73.7% for the three and nine months ended September 30, 2002, respectively.  Had we changed the OAS Local contracts in 2002, gross margin would have been 73.1% and 70.8% for the three and nine months ended September 30, 2002, respectively.  Margins increased due to the reduction in bandwidth costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising and other marketing expenditures.  Sales and marketing expenses were $3.1 million and $9.5 million for the three and nine month period ended September 30, 2003, respectively, and $3.2 million and $9.5 million for the three and nine month periods ended September 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 32.7% to 25.9% for the three month periods ended September 30, 2002 and 2003, respectively, and from 30.5% to 26.3% for the nine month periods ended September 30, 2002 and 2003, respectively.  This decrease is due to our rationalization efforts and reduction of discretionary expenses as well as increased revenues.  The number of employees included in sales and marketing decreased from 139 at September 30, 2002 to 115 at September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses, professional fees and other overhead expenses incurred to support the business.  General and administrative expenses were $2.8 million and $8.5 million for the three and nine month periods ended September 30, 2003, respectively, and $3.5 million and $11.0 million for the three and nine month periods ended September 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 36.1% to 23.2% for the three months ended September 30, 2002 and 2003, respectively, and from 35.3% to 23.6% for the nine month periods ended September 30, 2002 and 2003, respectively.  The significant decrease is due to our rationalization efforts in eliminating office space, a reduction in personnel and unnecessary expenses.  The number of general and administrative employees at September 30, 2003 and 2002 were 48 and 57, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related costs incurred to further enhance our ad serving and other technology capabilities.  Product development expenses were $0.9 million and $2.2 million for the three and nine month periods ended September 30, 2003, respectively, and $0.8 million and $3.3 million for the three and nine month periods ended September 30, 2002, respectively.  As a percentage of revenue, the expense decreased from 8.3% to 7.2% for the three month periods ended September 30, 2002 and 2003, respectively, and from 10.5% to 6.1% for the nine month periods ended September 30, 2002 and 2003, respectively.  This decrease is due to our successful rationalization efforts and reduction of discretionary expenses.  Also, the expense decreased as the costs related to developing our Open Advertiser (OAD) product are being capitalized.  We capitalized approximately $0.4 million in the nine month period ended September 30, 2003.  General release of Open Advertiser occurred in June 2003.  The number of employees included in product development decreased from 49 at September 30, 2002 to 29 at September 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets were $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2003, respectively, and $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2002, respectively.  The increase is due to the amortization of acquired technology related to the Now Marketing acquisition in September 2002 and the Insight First acquisition in January 2003.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.3 million and $0.5 million for the three and nine month periods ended September 30, 2003, respectively, and $2.2 million and $2.6 million for the three and nine month periods ended September 30, 2002, respectively.  The expense for the nine months ended September 30, 2003 consist of $0.1 million in salary for certain employees who elected to received stock instead of cash, $0.2 million in stock given as bonuses to certain employees and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.  The expense for the nine months ended September 30, 2002 consists of $0.2 million in salary for certain employees who elected to receive stock instead of cash, $0.3 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.1 million in amortization of deferred compensation from acquisitions, $0.5 million in discretionary bonuses paid in stock to executives when the Company meet certain earnings targets and $1.5 million in stock and option grants to executives for restructuring their employment agreements.

LOSS ON SALE OF NON-CORE ASSETS, NET.  The $0.5 million loss for the nine months ended September 30, 2002 includes a $1.1 million gain related to the sale of Exactis in May 2001, offset by a $1.6 million loss on the sale of certain assets related to our US e-mail management product.  As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts.  The gains were recognized as the escrow balance was released and the prepaid services were utilized.  During the first quarter of 2002, we agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder paid to the Company immediately.  Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance.  During the nine month period ended September 30, 2002, we used approximately $0.2 million in Exactis services and recorded the related gain.  The $0.1 million remaining amount of the gain related to the reversal of unnecessary accruals related to Exactis.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net includes interest income from our cash and cash equivalents and short-term investments and interest expense, net related to our long term debt and capital lease obligations.  Interest expense was $2,000 and $0.2 million for the three and nine month periods ended September 30, 2003, respectively.

DIVIDENDS ON PREFERRED STOCK.  Preferred stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.  The dividends start accruing in the month following original issuance.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception we have financed our operations through equity financings and long-term debt.  During 2003, we have increased our liquidity primarily through the receipt of $14.0 million in net proceeds from issuance of convertible debenture and $6.8 million in net proceeds from issuances of preferred stock.  Approximately $1.5 million of the proceeds was used in the retirement of the three promissory notes held by PubliGroupe.  The remaining proceeds will be used for general corporate purposes and acquisitions.  In the nine month period ended September

30, 2002, we enhanced our liquidity through $7.4 million in net proceeds from issuances of preferred stock, $3.0 million in long-term debt financing from PubliGroupe, a related party, $2.4 million in proceeds from the sale of non-core assets and $1.2 million in net cash acquired in the Now Marketing acquisition.  The proceeds of the 2002 debt financing and proceeds from the sale of investments were used to finance restructuring and sustain operations, and previously accrued restructuring charges.  We used approximately $4.0 million and $9.9 million of cash in operating activities during the nine months ended September 30, 2003 and 2002, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.

Net cash (used in) provided by investing activities was approximately ($13.2) million versus $3.0 in the nine month period ended September 30, 2003 and 2002, respectively.  During 2003, $12.0 million of the proceeds from the issuance of subordinated convertible debentures was held in escrow and has been released in November 2003.  During 2003, we paid $150,000 as part of the acquisition of Insight First, Inc., $1.0 million for capital expenditures, including capitalized software, and $50,000 as an investment in iPromotions, Inc.  Approximately $0.2 million was received for earn-outs related to the sale of a former subsidiary.  During 2002, cash provided by investing activities related to proceeds received from the sale of our non-core assets.  We also received $1.2 million in cash in connection with the Now Marketing acquisition.

The Company has various employment agreements with employees in the U.S., the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $1.8 million for 2003 including salary and performance based target bonuses.  These contracts call for severance payments in the event of involuntary termination which generally range in amount from three months to one years’ salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months.  As of November 1, 2003, there were approximately 63 employees in Europe whose annualized base salaries were approximately $4.0 million.

As of September 30, 2003, we had approximately $0.2 million remaining of cash outlay obligations relating to restructuring and exit costs.  These amounts consist primarily of office closing costs and severance costs.

At September 30, 2003, we had material commitments related to operating leases for office space and facility leases for our ad serving systems.  Although we have no material commitments for capital expenditures, we anticipate that our capital expenditures will be a use of cash consistent with the levels of our operations and depend on numerous factors, including market demand for our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services.  To the extent we encounter additional opportunities to raise cash, we may sell additional equity securities, which would result in significant further dilution of our common stockholders.  Stockholders may experience extreme dilution due to both our current stock price and the significant amount of financing we may raise.  These securities may have rights senior to those of holders of our common stock and, in the case of preferred stock, may have liquidation preference and participation rights that could diminish or eliminate the proceeds available to our common stockholders, if any, upon a sale of the Company.  Any indebtedness could contain covenants which would restrict our operations.

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

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE.

We have not achieved profitability in any period and we may not be able to achieve or sustain profitability in the future.  We incurred net losses of $6.2 million and $14.5 million for the nine month periods ended September 30, 2003 and 2002, respectively.  Each of our predecessors had net losses in every year of their operation.  We may incur operating losses for the foreseeable future.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE HAVE SUBSTANTIAL DEBT, AND WE MAY NOT GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

The amount of our debt could have important consequences, including:

•                  impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•                  requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on indebtedness, thereby reducing the funds available for operations;

•                  limiting our ability to grow and make capital expenditures due to the covenants contained in our debt arrangements;

•                  impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise;

•                  placing us at a competitive disadvantage compared to our competitors that have less debt; and

•                  making us more vulnerable if the current general economic downturn continues or if our business experiences difficulties.

If we cannot generate sufficient additional revenue, we may not be able to meet our debt service obligations, repay our debt when due, or comply with other covenants in the convertible subordinated debentures. If we breach the debentures, the investor could require repayment of all amounts owed, and we would not have sufficient cash reserves to repay such amounts.

WE MAY BE UNABLE TO RAISE THE FUNDS NECESSARY TO REPAY OR REFINANCE OUR INDEBTEDNESS. THE ISSUANCE OF STOCK UPON REDEMPTION OF OUR CONVERTIBLE SUBORDINATED DEBENTURES MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS.

We are obligated to make semi-annual interest payments on January 1 and July 1 of each year and the entire principal face amount of the debentures is due and payable on September 26, 2006. We may elect to pay interest in cash, in shares of our common stock or in additional debentures. We may elect to repay the principal amount of the debentures in cash or in shares of our common stock. If we so elect, payment in shares shall be based upon ninety percent of the average of the volume weighted average price of the Company’s common stock on the principal market as reported by Bloomberg Financial L.P. during the 5 trading days immediately prior to the interest payment date, in the case of an interest payment, or during the 15 trading days immediately prior to the maturity date, in the case of the repayment of the principal amount of the debentures.  If there is a sharp decline in the price of our common stock, shareholders could experience substantial dilution resulting from our election to pay the semi-annual accrued interest due in common stock or repay the principal amount in common stock.

If we decide to repay the principal in cash we may need additional capital to fund this obligation. Our ability to arrange financing and the cost of this financing will depend upon many factors, including: general economic and capital markets conditions generally, and in particular the non-investment grade debt market; credit availability from banks or other lenders; investor confidence in the telecommunications industry generally and our company specifically; and provisions of tax and securities law that are conducive to raising capital.

If we need additional funds and are unable to raise them, our inability to raise them will have an adverse effect on our operations. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios. If we fail to make the mandatory redemptions in cash and if our stock price significantly declines, we could potentially be obligated to issue a larger number of shares of our common stock in redemption of the debentures. We are required to register for resale shares issued upon conversion of the convertible debt to the extent they are not registered under the registration statement of which this prospectus is a part or future registration statements.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

While management believes the Company’s current financial resources are sufficient to fund our operations into 2004, an unforeseen reduction in our revenues, an impairment of our receivables,

or an increase in expenses or capital expenditures may require us to raise additional funds to continue operations.  To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders.  Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock.  We do not have any contractual restrictions on our ability to incur debt.  Any indebtedness could contain covenants, which may restrict our operating flexibility.

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

WE DISCLOSE PRO FORMA INFORMATION.

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”).  We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings release and investor conference call.  This pro forma financial information excludes or may exclude certain special charges and other costs.  We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations.  However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services such as Search, Open Advertiser and Insight.  Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems.  In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements.  We may be unable to meet the demands of these clients.  Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising, and demand for its solutions.  We cannot assure you that demand for its new solutions will emerge or become sustainable.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF A SIGNIFICANT AMOUNT OF GOODWILL AND INTANGIBLE ASSETS ON OUR BALANCE SHEET.

In the course of our operating history, we have acquired and disposed of numerous assets and businesses.  Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements.  The goodwill and/or intangible assets was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets.  As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

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

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A SMALL NUMBER OF SEARCH ENGINE AFFILIATES, THE LOSS OF A SINGLE SEARCH ENGINE AFFILIATE COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

We have generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engines, including Google, Alta Vista, MyGeek, Overture, and AskJeeves.  We expect that a small number of search engine affiliates will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future.  The interruption or loss of any of our primary search engine relationships could cause a significant decrease in 24/7 Search revenue.  As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our affiliates or face increased competition from affiliates that internally develop or acquire capabilities similar to our service.  In addition, as our search engine affiliates’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our affiliates which could have a material adverse effect on our 24/7 Search revenue.

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

As of November 11, 2003, there were 114.4 million shares of our common stock outstanding.  We also have an aggregate of 77.0 million shares of common stock that may be sold into the market in the future including approximately 46.9 million shares of our common stock issuable upon conversion of our outstanding preferred stock, 17.4 million shares of our common stock issuable upon exercise of options, 8.5 million upon the conversion of our subordinated convertible debentures, 3.9 million common stock warrants and 0.3 million shares of unvested restricted stock.  In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.  We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of shares of preferred stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owner of 42.2 million shares of our common stock.  PubliGroupe USA Holdings is the beneficial owner of 12.5 million shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors.  Additionally, the terms of the Series A Preferred Stock, owned principally by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

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

In addition, under certain circumstances, upon the sale, liquidation or dissolution of the Company, our Series A and Series C preferred stockholders maybe entitled to receive an aggregate liquidation preference of $10.0 million, before our common stockholders received any payment.  After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis.  As result, in the event of a sale, liquidation or dissolution of the Company, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors decides is relevant.

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

In addition to our ongoing litigation against aQuantive, from time to time, we may selectively pursue claims of infringement of our patents and other intellectual property rights by third parties.  Such claims and any resultant litigation present the risk that a court could determine, either preliminarily or finally, that some of our patent or other intellectual property rights are not valid.  In addition, even if we prevail, such litigation could be time-consuming and expensive to pursue, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2003 (in thousands):

	2003	2004	2005	2006	Thereafter	TOTAL
Assets:

Cash and cash equivalents	$11,779	$—	$—	$—	$—	$11,779
Average interest rate	0.45%					0.45%

Restricted cash	$12,000	$—	$—	$—	$—	$12,000
Average interest rate	0.45%					0.45%

Liabilities:

2% Subordinated convertible debentures	$—	$—	$—	$15,000	$—	$15,000
Average interest rate	2.00%					2.00%

The 2% Subordinated Convertible Debentures due 2006 contains a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition.  This condition constitutes an embedded derivate.  The value of this embedded derivative at September 30, 2003 is immaterial to the financial position. The Company will review the value of the derivative on a quarterly basis in the future, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As of September 30, 2003, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European currencies.  The effect of foreign exchange rate fluctuations for the three and nine month periods ended September 30, 2003 and 2002 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of September 30, 2003, we had $2.6 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 27, 2003. Based on this evaluation, our CEO and CFO concluded that, as of September 27, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Controls Over Financial Reporting

During the period ended September 27, 2003, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by Avenue A.  The complaint also seeks injunctive relief and recovery of attorney’s fees.  On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent.  On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003.  On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT adserving system does not infringe the ‘368 patent.  The Company has appealed the court’s ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

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

Chinadotcom recently filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his serving as a director of Chinadotcom and its subsidiary, 24/7 Media Asia Ltd.  The Company will indemnify Mr. Moore and assume his defense.  We believe that the charges are without merit and that the action was brought solely in retaliation against the Company for asserting its rights in the matter discussed above.  We have filed a motion to dismiss this case.

On July 22, 2003, chinadotcom filed an arbitration claim asserting certain breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000.

The claim seeks damages totaling $24 million.  The Company intends to file an answer and counterclaim in the matter and to vigorously assert a defense.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

2% Subordinated Convertible Debentures due 2006

As of September 26, 2003, the Company sold approximately $15 million of 2% Subordinated Convertible Debentures due 2006, together with related warrants to purchase 1,802,820 shares of the Company’s common stock.  The issuance of the Company’s Debentures, and related warrants, was conducted in a private placement to an institutional accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  The Debentures are convertible into shares of Common Stock at a conversion price of $1.75 per share.  The related warrants are exercisable for shares of Common Stock at an exercise price of $0.19137 per share.

The Debentures contain specific restrictions on the Company’s ability to incur additional indebtedness or liens and to make payments on any of the Company’s outstanding indebtedness.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K dated September 29, 2003 (file no. 0-29768).  The report contained information regarding the issuance of our 2% subordinated convertible debentures.

ITEM 7.  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 Real Media, Inc.
Date: November 14, 2003

	By:	/s/ David J. Moore
David J. Moore

Chairman and Chief Executive Officer

	By:	/s/ Norman M. Blashka
Norman M. Blashka

EVP and Chief Financial Officer