Form 10-K
period 2003-12-31
24/7 REAL MEDIA INC
filed 2004-03-01
CIK 1062195

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

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

        As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $48,080,114. Shares of common equity held by each of the registrant's directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $4.05, which is the price at which the common equity was last sold on June 30, 2003.

24/7 REAL MEDIA, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

        Open AdStream®, Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Insight SE™ are trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I

        Reverse Split.    On February 27, 2004, we completed a one-for-five reverse split of our common stock. As a result of the reverse split, every five shares of 24/7 Real Media common stock were combined into one share of common stock. The number of shares of preferred stock and warrants outstanding is not affected by the reverse split, however, the conversion ratio will be adjusted. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

        This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Additional Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Annual Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "24/7 Real Media," the "Company," "we," "us" and "our" refer to 24/7 Real Media, Inc. and its subsidiaries, and references to "24/7 Search" refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., a wholly owned subsidiary of 24/7 Real Media, Inc.

ITEM 1. BUSINESS.

24/7 REAL MEDIA

        24/7 Real Media offers a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search paid inclusion. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage other critical operations including campaign planning, execution, measurement and analysis. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory and targets audience segments to attract advertisers worldwide. We believe our Open AdSystem technology platform enables Web publishers and advertisers to target, convert and retain their best online customers, maintain customer relationships and safeguard the privacy of Web users. Through 24/7 Search, we connect advertisers with consumers who use search engines to search for information about products and services.

        Our Integrated Media Solutions consist of the 24/7 Web Alliance, a global alliance of Web sites represented by us through which advertisers can run campaign orders directly with us, and 24/7 Search, an Internet search marketing service designed to connect advertisers with consumers using search engines to find product information. Our 24/7 Search solution uses proprietary technology to help advertisers determine the keywords most relevant to their products and services in order to lead users from search engines to the advertisers' Web sites. Through our relationships with major search engines, we also help advertisers receive enhanced placement in search results.

        Our Technology Solutions are primarily based on our patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics, and consist of:

  •
  Open AdStream Local, which we license to Web publishers to run on their proprietary, local servers;

  •
  Open AdStream Central, which we provide to Web publishers from software hosted centrally on our servers; and

  •
  Open Advertiser, which we provide to advertisers and advertising agencies from software hosted centrally on our servers.

        We designed our Insight software solutions to fully integrate with our Open AdStream technology, to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze, manage and monetize audiences.

        We are one of the few established global providers of Internet media representation services and online advertising technology. We sell our products and services worldwide from fourteen sales locations in nine countries throughout North America, Europe and Asia. In January 2004, we acquired Real Media Korea Co. Ltd., a leading provider of Internet advertising and marketing solutions in the Republic of South Korea. Our patent-protected technology is the foundation of our award-winning advertising delivery, management and analytics platform, which was recently named the 2003 Ad Tech "Best Interactive Marketing Technology."

        See Note 16 to the Consolidated Financial Statements for revenues and gross profit attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

INDUSTRY OVERVIEW

        The Internet has become one of the fastest growing global communications media for advertising, attracting advertisers because of its interactive nature, rapidly growing audience, global reach and increasing use for commerce. The Internet offers advertisers better opportunities than other media to target advertisements to small groups with specific characteristics as well as reach broad audiences. The interactive nature of the Internet allows advertisers to reach individuals effectively and collect information about the behavior and demographic characteristics of individual users that cannot easily be collected through other media. To the extent advertisers can collect and analyze this data, they can better understand how consumers respond to advertisements and how to change their marketing messages quickly and effectively to reach target audiences.

        PricewaterhouseCoopers forecasts global online advertising spending to grow to over $12.6 billion in 2007, representing a 9.1% compounded annual growth rate from global spending of $8.9 billion in 2003.

        The primary drivers of Internet advertising growth include the following:

  Global advertising spending increasing.

          According to PricewaterhouseCoopers, the global advertising industry is expected to experience continued solid growth through 2007, with worldwide advertising spending increasing to $375.3 billion from $313.8 billion in 2003, representing an increase of approximately 19.6%.

  Global Internet connectivity and usage increasing.

          According to PricewaterhouseCoopers, the number of households with broadband online access is expected to grow significantly, increasing to 153.3 million worldwide in 2007 from 61.7 million in 2003. Additionally, the increasing availability and usage of faster connections are driving increases in both percent of total media consumption allocated to the Internet as well as total time spent online.

  Share of total advertising spending allocated to Internet advertising is increasing.

          As a percentage of total U.S. advertising spending, online advertising is projected by eMarketer to grow from approximately 2.8% in 2003 to 3.2% in 2007, a 16.4% increase in spending allocation. Internet usage currently represents approximately 14% of all media consumption according to Arbitron/Edison Media Research, suggesting that online advertising spending is poised for additional growth to narrow this gap.

  Search advertising is driving online advertising.

          According to eMarketer, search-related advertising is an important driver for growth in the Internet advertising sector. Search advertising is expected to grow from $2.1 billion in 2003 to $3.0 billion in 2005, representing an increase of 43.3%.

Objectives of Web Publishers, Advertisers and Consumers

        There are three distinct groups of participants in the Internet advertising industry, each of which has unique objectives and needs and, as a result, presents both opportunities and challenges to Internet advertising companies. The Web publisher aims to profit from content, commerce and advertising on its Web site, as well as to identify and analyze user preferences to improve the Web site and strengthen the relationship with its online audience. The advertiser aims to profit from selling products and building its brands online, by utilizing Internet technologies, whether in standard formats, such as banner, pop-up and pop-under advertisements and e-mail, or newer forms of advertisements, such as online search and rich media advertisements containing moving graphics, sound and video, to reach a broad group of consumers, as well as more defined targeted audiences. The consumer, or Web site user, seeks an enjoyable, productive online experience with content and commerce matching her interests as well as relevant and informative advertising.

Challenges Facing Web Publishers

        Specific challenges of many Web publishers include:

  Increasing revenue from their advertisement inventory.

          Most Web sites lack the critical mass of audience to attract attention from prospective advertisers and advertising agencies. As a result, it is not economically justifiable for many Web publishers to build and maintain their own sales force. Further, most Web sites lack sufficient audience to subdivide their advertising sales by content area and therefore lose the opportunity to enhance the value of their advertising space by allowing advertisers to target specific subsets of their audience. Attention to sales also draws significant management attention and resources away from a Web publisher's other operations. As a result, many Web publishers outsource their advertising sales function to third-party representatives with Internet advertising sales organizations that represent a portfolio or network of many Web sites.

  Delivering and managing high volumes of advertisements.

          Many Web publishers lack the resources to develop and operate advanced computer systems and software required to deliver high volumes of advertisements efficiently, while providing adequate targeting and accurate reporting to advertisers. They may also lack the resources to implement billing and collections procedures for advertisers after the sale is completed. As a result, many Web publishers rely on third-party firms that provide solutions to deliver and manage advertisements and account data on their Web sites.

  Leveraging, but not compromising, proprietary user information.

          Web publishers collect data from users that may be considered personal or sensitive to users, but that could prove valuable to the Web publishers. When they collect user information, Web publishers want third-party solutions that allow them to retain access to and control over the data, allowing them to benefit by using the data to target advertising and improve their Web sites. By retaining access to and management over the data, Web publishers are better able to properly handle sensitive user information and adapt their practices to satisfy user concerns and industry standards with respect to privacy.

Challenges Facing Advertisers

        Large online advertising campaigns can be time-consuming, expensive and difficult to manage. Specific challenges of many advertisers engaged in Internet advertising include:

  Cost-effectively reaching and building a large online audience.

          The number of Web sites in existence today is growing rapidly worldwide. As new Web sites offer Web users an increasing variety of content, online audiences are becoming more fragmented and harder to reach. It is also becoming increasingly costly for advertisers to work directly with smaller Web sites to coordinate online advertising campaigns across numerous Web sites. Accordingly, advertisers need better tools to reach and target their desired audiences online and more cost-effective solutions in working with Web sites to aggregate their online audiences into a larger customer base.

  Actively managing Internet advertisement campaigns.

          Advertisers need accurate and timely measurement of the performance of advertising campaigns to determine the cost-effectiveness of their campaigns. However, many advertisers lack the analytical tools to actively manage larger advertising campaigns, target appropriate users and efficiently run advertising campaigns utilizing a variety of online advertising formats. Large Internet advertising campaigns often require sophisticated technology to ensure the accuracy of measurement and billing when high volumes of advertisements are delivered or when campaigns are based on actions taken by users, such as clicking on banner advertisements.

Limitations of Competing Internet Advertising Solutions

        A variety of other companies offer partial solutions to serve the large and growing market for Internet advertising. Although such solutions address certain needs for the Web publisher or advertiser, they are limited in their scope or effectiveness.

  Lack of comprehensive solution set.

          Web publishers face increasing competition as they strive to build better relationships with users, maximize revenues and minimize costs. They also need to ensure that their advertising inventory is used profitably. As a result, publishers need a single provider of media and technology solutions that offers cost-efficient, comprehensive solutions and simplified execution.

  Technology limitations.

          Given the increased number of Web sites and the associated audience fragmentation, Web publishers and advertisers need flexible advertising delivery and management technology that can collect and protect the information generated by users interacting on Web sites. The technology must be capable of delivering all types of advertisement formats used by Web sites and other emerging interactive media, including standard banners and rich media advertisements containing moving graphics, sound and video. Finally, the technology must scale to deliver high volumes of advertisements without significant incremental costs or risk of system failure.

  Need for superior customer service.

          Web publishers must serve an increased number of advertisements, carefully monitor and analyze customer traffic and behavior and provide timely billing. These activities require that technology vendors provide consistently high levels of customer service. To support the increasingly sophisticated needs of Web publishers, customer service must include the ability to analyze and interpret a customer's key data.

  Need for global presence.

          Given the increased number of Web sites and advertising approaches and the resulting audience fragmentation, Web publishers and advertisers seek a solution that enables them to have superior targeted marketing that reaches global audiences and consumers in established as well as emerging, high-growth online advertising markets. As a result, Web publishers and advertisers need service providers with global presence to expand beyond a single country or other geographic region.

24/7 REAL MEDIA'S SOLUTION

        24/7 Real Media offers a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search paid inclusion. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage other critical operations including campaign planning, execution, measurement and analysis. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory and targets audience segments to attract advertisers worldwide. We believe our Open AdSystem technology platform enables Web publishers and advertisers to target, convert and retain their best online customers, maintain customer relationships and safeguard the privacy of Web users. Through 24/7 Search, we connect advertisers with consumers who use search engines to search for information about products and services. We sell our integrated media and technology solutions through fourteen sales locations in nine countries throughout North America, Europe and Asia.

Benefits to Web Publishers and Advertisers

        Our media and technology solutions help Web publishers build and target audiences on their Web sites, better manage the delivery of higher volumes of advertisements and collect and safeguard valuable information about their Web users and audiences. Our 24/7 Web Alliance also enables Web publishers to leverage their advertising inventory as part of a network of Web sites that offer advertisers broader reach and improved targeting through deeper content. This functionality helps Web publishers attract advertisers and generate additional revenue from their existing advertisement inventory. Our solutions also provide advertisers a one-stop shop for reaching and targeting the audiences of hundreds of Web sites as well as an efficient system for measuring, analyzing and actively managing advertising campaigns across numerous Web sites. This functionality helps advertisers more cost-effectively purchase advertisement campaigns from numerous Web publishers.

Comprehensive and Integrated Solution

        We offer a broad range of solutions to Web publishers and advertisers and leverage our Open AdSystem technology to integrate with all of our products. For Web publishers in our 24/7 Web Alliance, we utilize our Open AdSystem technology to help them identify and target relevant audience segments. We also combine our Open AdSystem technology with our Insight analytics products to offer Web publishers sophisticated tools to measure and understand online audience behavior. For advertisers, we designed our Open Advertiser service using the same data analysis and programming architecture as our Open AdStream platform to deliver the same level of campaign management and targeting that we provide to Web publishers. We believe that our integrated solutions reduce the need for Web publishers and advertisers to work with multiple vendors, making it less costly for our customers to capitalize on advertising inventory, regardless of the format or the nature of the advertising campaign.

        Our 24/7 Web Alliance, a global alliance of over 800 affiliated Web sites that we represent, provides an extensive online marketing channel offering branded and niche Web sites, high-quality content and mass reach. The 24/7 Web Alliance is aimed at advertisers who wish to develop online strategies to build brands, target audiences and monitor campaigns for greater return on investment, as well as at Web publishers looking to increase revenues and maximize the value of their advertising inventory. Our 24/7 Network aggregates Web sites of all sizes that we believe are attractive to advertisers, generate a high number of advertisement impressions and contribute a variety of online content. We leverage our Open AdSystem technology platform to deliver all advertisements in our 24/7 Network and perform advanced targeting functions for our client advertisers. Through the 24/7 Network, we can provide advertisers with cost-effective, custom media solutions both to build brand value and generate quality leads. Independent from our 24/7 Network, we also provide advertising sales and media representation services to a select portfolio of affiliated Web sites. We believe our portfolio of media solutions provides a customizable online strategy utilizing premier brands, content targeting and mass reach.

        Our 24/7 Search service helps advertisers appear prominently in search results served in response to a consumer's inquiry for particular keyphrases. Through our understanding of search engine algorithms and monitoring of search engine behavior, we enable advertisers to pick relevant keywords, better target search engine users and convert consumers. More relevant keywords and better placement in search results help advertisers target potential consumers who are looking for information to purchase a product or service.

Customer Service

        We provide superior customer service, and we believe that continual communication with our customer base is essential to our long-term success. Our customer service centers are organized to support our global operations, and they are staffed with knowledgeable technical and client service teams. Our local presence enables us to better understand and service the needs of our clients. In addition, we employ a Web site relationship department that surveys our Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

Global Presence

        We sell our products and services worldwide from fourteen sales locations in nine countries throughout North America, Europe and Asia. Through our global sales and marketing organization of approximately 140 people, we can deliver solutions to Web publishers and advertisers worldwide in the languages and according to the laws and customs of each local market. Specifically, for Web publishers we utilize our global technology development and support team of approximately 70 employees to support the sale, installation and customization of technology solutions in almost any major local market. For international advertisers we can run advertising campaigns to reach globally dispersed audiences and target particular online segments at the same time. We apply market intelligence learned in local markets throughout our global organization to deliver the most relevant solutions in an effort to ensure that our customers benefit from proven advertising techniques learned by us worldwide.

24/7 REAL MEDIA'S GROWTH STRATEGY

        Our objective is to extend our position as a leading provider of integrated media and technology solutions to the Internet advertising industry. Key components of our growth strategy include the following:

  Extend and enhance product line.

          Our goal is to continue to extend and enhance our product line in both the media and technology segments of the Internet advertising market. To enhance our media solutions, we seek to add Web sites to our 24/7 Web Alliance that have high-quality content, recognizable brand names and audience demographics that are attractive to our client advertisers. We also plan to strengthen our relationships with our existing distribution partners and pursue additional partners for our 24/7 Search service. We intend to enhance our state-of-the-art technology platform and extend the power and functionality of our advertisement serving, management and analytics products.

  Cross-sell into installed base.

          We intend to continue providing comprehensive solutions to the market and to aggressively cross-sell our media and technology solutions. More specifically, when marketing our media representation services, we plan to promote our technology solutions to Web publishers as a way to better target their online audiences and make their Web sites more attractive advertising media. In addition, we believe significant opportunities exist to sell additional products to our installed base of existing customers who are not currently taking advantage of our full suite of products and services. We plan to cross-sell our technology solutions to Web publishers within our 24/7 Web Alliance to help them actively manage their campaigns. We also plan to promote our 24/7 Search services to advertisers purchasing inventory in our 24/7 Web Alliance as an additional, cost-effective means of directly targeting consumers who use search engines.

  Increase global presence.

          We intend to increase our global presence by entering new, high-growth markets worldwide. In Asia, we may seek additional acquisitions, like our acquisition of Real Media Korea, that will enable us immediately to have a strong national presence and to target the largest national advertisers in the market. We also plan to leverage our presence in South Korea to rapidly roll out paid inclusion and other search marketing services not currently available in that market. In Europe, we plan to continue to increase our presence by entering new markets and bringing new analytics, search and advertiser solutions to the market and aggressively targeting the largest Web publishers that require global service and support.

  Pursue strategic acquisitions.

          We plan to pursue strategic acquisitions that enhance our technology and media reach and extend our presence into new and high-growth online advertising markets. First, we plan to build a presence in additional markets worldwide where our international advertising clients require local service and support to run online advertising campaigns. Second, we plan to pursue acquisitions, similar to our acquisition of Real Media Korea, that can make us a leading player in a high-growth market. Third, we will also pursue acquisitions or other partnering opportunities that augment our ability to provide paid inclusion and other search services worldwide.

OUR PRINCIPAL LINES OF BUSINESS

Integrated Media Solutions

The 24/7 Web Alliance

        Through our 24/7 Web Alliance, we represent Web sites with brand names, quality content and global reach. We promote our media representation services, and the opportunity to join our 24/7 Web Alliance, to Web publishers seeking to increase advertising revenues from their Web sites and maximize revenues from their existing advertising inventory. We also promote our 24/7 Web Alliance to advertisers seeking online strategies to target audiences, build their brands and generate greater customer response and greater return from their advertising spending.

        Our 24/7 Web Alliance consists of three distinct offerings:

  •
  The 24/7 Portfolio.

    Our 24/7 Portfolio is a select portfolio of brand name Web sites, independent from our 24/7 Network, to which we provide advertising sales and media representation services. We believe our 24/7 Portfolio Web sites offer our client advertisers premier brands, quality content and large online audiences.

  •
  24/7 Verticals.

    Our 24/7 Verticals groups together partner Web sites, categorized by content, demographic and psychographic characteristics, through which our client advertisers can target specific audiences across multiple sites with a single advertising buy. 24/7 Verticals enables advertisers to target audience segments by content (identifying specified sites, sections, pages or positions on a page that receives ads) and to customize their online marketing strategies to improve reach and response. We believe our 24/7 Verticals solution offers advertisers one of the most cost-effective marketing solutions for great reach.

    Our 24/7 Verticals currently include, among others, the following areas of interest to online advertisers:

18-34 Age Group	Automotive	Business to Business
Gaming	Health	Local
Men's Interest	Music	News
Personal Finance	Search	Sports
Technology	Teens	Travel
Women's Interest
  •
  The 24/7 Network.

    Our 24/7 Network aggregates hundreds of Web sites that we believe are attractive to advertisers because they generate a high number of advertising impressions and offer a variety of online content. We believe the 24/7 Network is a cost-effective marketing solution for advertisers to reach quality audiences, build brand value and get response on Web sites with quality content and brand names. We offer advertisers a range of impression-based and performance-based pricing models for advertising across the 24/7 Network.

        We leverage our Open AdSystem technology platform and our experienced traffic and account management staff to help our client advertisers target advertisements to the right segments of our 24/7 Web Alliance audience. In addition to our 24/7 Verticals we have the expertise and technology to target audiences in a variety of ways, including: keyword (serving advertisements related to specific words entered into a search box by an online consumer), geography (delivering advertisements based on specific geographical locations), day parting (specifying a particular time of day or week the advertisement is viewed) and frequency capping (limiting the number of times a particular advertisement is delivered to the same user within specific time periods).

        We consider the following to be some of the key features of our 24/7 Web Alliance:

  •
  Delivers an attractive audience.

    The 24/7 Web Alliance consolidates Web sites that are attractive to advertisers for several reasons, including their brand names, the quality and targeted nature of their published content and the number and type of users. We also regularly monitor key audience metrics, including the number of times users view advertising on our affiliated Web sites, or impressions levels, and the number of new or unique visitors to the Web sites. In addition, we require Web sites in our 24/7 Web Alliance to comply strictly with specific standards regarding content quality and brand name recognition, levels of existing and projected page views and user demographics.

  •
  Offers global reach and exposure.

    The 24/7 Web Alliance attracts a global audience, including users in North America, Europe, Asia and other parts of the world, and served approximately 6.6 billion paid impressions in the fourth quarter of 2003, which does not include the impact of the acquisition of Real Media Korea or of the advertising services agreement entered into with Lycos, Inc., both of which occurred in the first quarter of 2004. We believe the Web sites in the 24/7 Web Alliance are among the most frequently visited Internet destinations, publishing quality content with recognizable brand names. Through our global sales force, we promote the 24/7 Web Alliance to advertisers worldwide to run international, pan-regional or regional advertising campaigns. We also offer advertisers access to single-site campaigns on individual Web sites, access to cross sections of the 24/7 Web Alliance to target campaigns to specific content and "run of network" advertising campaigns on all of our partner Web sites.

  •
  Provides customized, active management and reporting.

    We use our Open AdSystem platform to actively monitor and manage Web sites across the network, enabling advertisers to more quickly make campaign refinements. Open AdSystem helps Web publishers in our network forecast the amount of advertising space available on their site by automatically analyzing historical data to project inventory capacity, and by determining the quantity of available inventory and the amount of inventory that already has been sold.

Publishers In The 24/7 Web Alliance

        Our 24/7 Web Alliance currently includes approximately 800 Web sites represented by 24/7 Real Media worldwide. These Web sites trust us to sell their premium advertising inventory and their under-utilized advertising inventory to the top international advertisers. Using our advanced technology platform, we believe we have developed one of the most cost-effective solutions for Web sites to generate revenue from their advertising inventory. Our experienced global sales force ensures that our affiliated Web sites are well-represented to advertisers worldwide and promoted as the leading solution for advertisers to reach the audiences of these Web sites.

        We believe that inclusion in our 24/7 Web Alliance benefits our affiliated Web sites in significant ways. First, inclusion in our 24/7 Network offers our affiliated Web sites the technology for managing and delivering Internet advertising. The affiliated Web sites can avoid the hardware, software and personnel costs associated with building and maintaining their own advertisement serving technology and, in some cases, their own advertising sales force. Second, by selling their advertising inventory that often would remain under-sold or unsold, we offer affiliated Web sites a stream of recurring revenue. We believe that many prominently branded Web sites that attract advertisers who want impression-based solutions rarely sell their entire advertising inventory. By using our 24/7 Portfolio solution, these Web sites gain the opportunity to generate revenue from their unsold inventory, while protecting the value of the Web site's brand name and the rate the Web site can charge for its advertising inventory generally. Third, all of our affiliated Web sites benefit from our experienced management team, our sales and marketing organization and our worldwide access to advertisers.

        The effectiveness of our media solutions depends, in part, on the quality of the Web sites in our 24/7 Web Alliance. We enforce our quality standards by reviewing and periodically auditing Web site content and we reject membership requests from Web sites that do not meet our quality standards. Our quality standards generally are intended to screen out Web sites with inappropriate content, insufficient traffic, illegal activity and fraudulent clicking activity. We also may eliminate Web sites that encourage users to click on banner advertisements for reasons other than an interest in our client advertisers' messages.

Advertisers On The 24/7 Web Alliance

        We focus our sales and marketing efforts on the leading international advertisers and advertising agencies, many of which have utilized our solutions. Advertisers and advertising agencies typically implement advertising campaigns with written agreements, or insertion orders, governing the nature and duration of the campaign and the Web sites that will run the campaign. Based on the extensive reach of our 24/7 Web Alliance and the breadth of its online content, we can package customized advertising solutions for advertisers and advertising agencies. Our sales force works closely with advertisers to customize advertising delivery to enhance the effectiveness of advertising campaigns.

24/7 Search

        24/7 Search provides performance-based, search marketing services for the Internet. Through 24/7 Search, we connect advertisers with consumers using search engines to search for information about products and services. Our 24/7 Search solution uses proprietary technology to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers' Web sites. Through our relationships with major search engines, we also help advertisers receive enhanced placement in search results. Advertisers pay us a "per-click" fee for each user delivered to their Web sites from our search engine partners.

        24/7 Search provides two primary services:

  •
  Paid inclusion.

    24/7 Search provides a paid inclusion service for advertisers, which consists of producing an editorially reviewed search listing that appears prominently in search results displayed by our partner search engines in response to a user's inquiry for particular keywords and phrases. We assist our client advertisers in selecting keywords and phrases most relevant to their products or services. Our tightly controlled editorial process ensures that only relevant search results are shown to a search engine user. We help our client advertisers determine the most relevant pages in their Web sites to which visitors will be directed, known as landing pages, in order to increase the percentage of visitors that are converted into buyers, or the conversion rate. We submit the search listing, after our editorial review, to our search engine partners through frequently refreshed "trusted feeds," employing a proprietary extensible mark-up language (XML) platform. A proprietary filtering technology ensures that our client advertisers pay only for valid visitors to their landing pages by eliminating clicks generated by automated tools, spiders, robots, repetitive addresses and foreign visitors. We carefully monitor results with our client advertisers and actively manage our filtering technology accordingly.

  •
  Pay-per-click bid management.

    24/7 Search also provides campaign and bid management services used by client advertisers to actively manage the return on the "pay-per-click" fee charged by search engines to advertisers for sponsored listings, which are additional search results displayed adjacent to the natural search results and identified as sponsored advertisements. We manage the bidding process on our client advertisers' principal keywords and help them develop cost-efficient variations on their principal keywords, carefully calculating the incremental return on investment from better positioning in search results. We help actively manage our client advertisers' Web sites, editorial copy and selection of landing pages to increase their conversion rates, and we provide for an automated XML feed to our search engine partners to upload client advertising data efficiently.

        Our search distribution network for paid inclusion and pay-per-click bid management services includes numerous branded search engines, including Alta Vista, Ask Jeeves, Engine 54, FAST, FindWhat, Google, InfoSpace, Inktomi and Overture. In turn these sites maintain relationships with other search destinations including About.com, AOL, Excite, MSN and Yahoo!, among others.

Technology Solutions

The Open AdSystem Platform

        Our award-winning, patent-protected Open AdSystem platform is the foundation of 24/7 Real Media's proprietary technology offering. Our Open AdSystem platform is a format-agnostic advertisement delivery engine capable of delivering virtually all types of advertisement formats across the Internet and other interactive platforms. Our Open AdSystem platform was designed with a view towards enhancing the ability of Web sites and advertisers to protect the information generated by users interacting on Web sites—the "media asset" of the Web.

        24/7 Real Media has a comprehensive suite of products based on the Open AdSystem platform. Key benefits to our customers of our Open AdSystem technology include the following:

  •
  Active campaign management.

    Our Open AdSystem technology enables our customers to actively monitor and manage their advertising campaigns, allowing them to make more rapid campaign refinements. Our Open AdSystem technology provides multiple delivery options to ensure optimal planning and reporting with respect to advertising campaigns.

  •
  Specific targeting.

    Our Open AdSystem technology, together with integrated plug-ins and modules, enables our customers to refine the targeting capabilities of our products and services to their needs. In particular, we leverage our proprietary Open AdSystem technology platform to offer our customers the ability to target advertisements narrowly to particular audience segments.

  •
  Flexible reporting.

    With our Open AdSystem technology, we can generate a broad range of reports using many characteristics including site, advertiser, section, viewer and click-throughs.

  •
  Inventory management.

    Our Open AdSystem technology helps publishers manage advertising revenue by forecasting the amount of advertising space available on their site. The Open AdSystem platform can analyze historical data to project inventory capacity and determine the quantity of available inventory.

  •
  Flexible format delivery.

    With our Open AdSystem technology, our customers can deliver and manage advertising in many different formats from standard banner advertisements to rich media advertisements including streaming media, expanding advertisements, floating advertisements, interactive advertisements, window advertisements, interstitials, full page advertisements and commercial breaks. We believe our Open AdSystem technology offers our customers one of the most versatile advertisement delivery engines available.

  •
  Data accessibility.

    Through an XML interface, our customers can import data to or export data from our Open AdSystem software. This flexible and open data access allows Open AdSystem to integrate easily with other enterprise systems such as customer relationship management, billing or reporting.

        Our Technology Solutions are primarily based on our patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics, and consist of:

  Open AdStream Local, which we license to Web publishers to run on their proprietary, local servers;

  Open AdStream Central, which we provide to Web publishers from software hosted centrally on our servers; and

  Open Advertiser, which we provide to advertisers and advertising agencies from software hosted centrally on our servers.

        We have designed our Insight software solutions to fully integrate with our Open AdStream technology, to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze, manage and monetize audiences.

The Open AdStream Solution

        We offer Web publishers a licensed version of our Open AdStream (OAS) advertisement delivery and management software, or OAS Local, that is designed to run on local servers operated by our customer. We believe this application of the software offers our customers compelling advantages over other advertisement serving solutions, including:

  Ownership and control of user data.    Strong relationships with online consumers are key to building leading online brands that attract top dollars from advertisers. We designed our Open AdSystem technology to help protect the privacy of online consumers and safeguard private information.

  Control over advertisement delivery.    Since the Web publisher operates, controls and physically owns the equipment that is serving the advertisements, a local advertisement delivery installation maintains the maximum amount of control over advertisement serving.

  Cost advantage based on return on investment.    We believe a compelling cost advantage is created when Web publishers use OAS Local. Since the software is purchased and the Web publisher is not charged per advertisement delivered, it is able to leverage a virtually fixed cost base.

  Speed, efficiency and scalability.    We believe our OAS Local advertisement delivery architecture is faster and more efficient than third-party delivery since the advertisement comes directly from the Web publisher's servers. We have designed OAS Local to offer high scalability and believe OAS Local offers greater scalability than other competing products.

        We also offer Web publishers our OAS Central service, an application distributed to our customers from software hosted centrally on our servers. We host the software for our customers using multi-location, fully redundant data centers. Our OAS Central service provides seamless advertising delivery and management services for Web publishers and allows them to offer their advertisers sophisticated targeting and reporting capabilities. Our OAS Central service provides all the features and functionality of our OAS Local product within a secure, managed environment.

        Open AdStream Central continuously monitors advertising delivery for optimum accuracy and performance, using a fully distributed system architecture with geographic load balancing. The system employs a fully redundant infrastructure with multiple data centers, Internet connections, mirrored disk backup and battery and generator backups that provide robust, reliable service with rapid scalability and performance. We partner with Akamai Technologies' global caching network for efficient content delivery.

        Open AdStream Central service is priced at a fee per thousand advertisements delivered and is purchased by Web publishers who do not want to devote the resources, time, or personnel required to host their own advertisement serving system. Our centrally hosted solution enables our customers to execute advertising programs without the expense of building and maintaining their own in-house technical infrastructure and resources.

The Open Advertiser Solution

        Our Open Advertiser (OAD) solution, similar to our OAS Central solution, is an application distributed from our servers that enables advertisers and their agencies to increase their return on investment and to streamline the advertising management process through analytical reporting and active work-flow management. In particular, our OAD service is designed to enable agencies to analyze their advertisers' online campaigns in great detail and provide value-added recommendations for follow-up marketing programs through detailed analytical reporting options. OAD features a dedicated cookie assigned to each advertiser and agency that allows marketers to retarget their audience based on previously performed post-click actions, such as buying a product or requesting information. OAD can also track the branding effectiveness of each advertisement by reporting the number of users who did not click on the advertisement but eventually visited the advertiser's Web site.

        As an agency's online advertising business grows, the customer data generated by advertising campaigns becomes the most important link between the agency and its advertising clients. Ownership and control of the commercial use of that data is vital to any advertising campaign and the place where an advertiser's brand is built and protected. Accordingly, OAD features a Confidential Cookie file, which guarantees that the user, and the data associated with the user/advertiser relationship, remains exclusively within the hands of the advertiser.

        We currently sell our OAD product primarily in Europe, and we launched a U.S. beta version of this product in 2003. We expect to launch this product to customers in the U.S. in 2004.

The Insight Platform of Audience Management and Web Analytics Tools

        Insight XE is a Web analytics application that helps Web publishers measure, analyze and understand the behavior of visitors to their Web site in natural language. Insight XE employs JavaScript code embedded in a Web site's pages, allowing the site owner to assign contextually relevant values to the pages.

        Insight XE's features include:

  Everyday business language. Insight XE taxonomy allows a Web publisher to define its site in its own terms, not as pages, URLs, or pre-built categories.

  Audience segmentation. Insight XE allows a Web publisher to segment its audience based on audience behavior, thereby identifying hidden affinities for more effective cross-merchandising and marketing.

  Relevant metrics. Insight XE builds an anonymous profile for every unique visitor to a Web site. It provides the relevant metrics a Web publisher needs to understand the way its audience interacts with the Web site.

  Data export. An XML data router interacts with most commercial enterprise and desktop applications, allowing users to work with data using the tools of their choice.

        Insight ACT, an application that will be fully integrated with OAS, will enable a Web publisher to enhance the value of its advertising inventory by identifying and targeting segments of its audience who may be receptive to a specific advertiser's message. We expect to launch this product commercially in the first half of 2004.

        Insight ACT will offer behavioral segmentation and targeting in a three-step process:

    Analyze.    Determine which audience attributes are most beneficial for advertisers.

    Cluster.    Cluster the audience into segments, based on advertisers' requests.

    Target.    Deliver targeted messages to the defined audience clusters.

        Through unique identifiers, Insight ACT, in combination with OAS, will offer a 4-dimensional audience view across:

    Content: What type of content attracts the desired audience cluster?

    Demographic: What are the known or inferred characteristics of the cluster?

    Commerce: What type of products is the cluster likely to buy?

    Advertising: What is the relevant message to elicit a response from the cluster?

        Insight SE is an application that will allow an advertiser to create targeted campaigns using keywords and phrases, and generate performance metrics that link traffic from specific search engines throughout the entire sales cycle, from prospecting by new customers to the final sale. We expect to launch this product commercially in the first half of 2004.

        Insight SE's active reporting is designed to enable advertisers to answer the following business-critical questions:

    Which keywords offer the best return on investment?

    Which search engine provides the most traffic?

    Which search engines drive the most sales?

    Where does drop-off occur as prospects move from search to sale?

    What is the return on advertising spending?

    Where should an advertiser concentrate its marketing budget?

SALES AND MARKETING ORGANIZATION

        We sell our products and services worldwide through a sales and marketing organization that includes fourteen sales locations in nine countries throughout North America, Europe and Asia. Our sales and marketing team consists of a total of approximately 140 employees, including approximately 65 in the United States and 75 internationally. In the United States, our sales force is located at our headquarters in New York and our sales locations in Chicago, Fort Washington, PA, Los Angeles and San Francisco. We also have sales offices in Canada, France, Germany, Spain, Sweden, Switzerland, the United Kingdom and South Korea.

        We leverage the substantial media expertise of our sales and marketing team to increase the value of advertising campaigns for both our advertisers and our partner Web sites. We also employ a Web site relationship department that surveys our partner Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

PRIVACY PROTECTION

        The growth of our business and of the Internet depends on user trust in the integrity of the Internet and in the businesses that use it. We believe that fostering user confidence in online privacy is an integral component of our commitment to delivering the right message to the right user at the right time. We actively monitor privacy laws and regulations, and we take seriously the principles that consumers must have notice and choice and the confidence that their information is secure. We also designed our Open AdSystem technology to help protect the privacy of online consumers and safeguard private information.

        We may act on behalf of our customers to collect non-personally identifiable information in the delivery of Internet advertising. When we perform such services, we provide notice to users about our use of such information and insist that our customers provide users the choice not to participate. Unlike some of our competitors, we do not collect or maintain a database of personally identifiable information about online consumers or associate online and offline information collected about users. We insist that our customers provide notice to users about the marketing uses of personally identifiable information collected online, including whether they associate online and offline information about users, and that they provide users with the choice not to participate. We will not associate any personally identifiable information about a user with such user's Internet browser or anonymous "cookie" on behalf of our customers unless that user has first been provided with notice about the collection and use of personally identifiable information about that user and has affirmatively consented to participate.

INTELLECTUAL PROPERTY

        We own U.S. Patent No. 6,026,368 entitled "On-Line Interactive System And Method For Providing Content And Advertising Information To A Targeted Set of Viewers." Licensees of our '368 patent include DoubleClick, Advertising.com, ValueClick and several smaller technology providers. The '368 patent, which expires in 2015, embodies pioneering technology in the field of targeted delivery of content. The '368 patent relates to an online system for managing the delivery of targeted advertisements or other content that adjusts the priorities associated with such advertisements or content in order to satisfy exposure goals or other predetermined criteria. In January of 2003, the U.S. Patent and Trademark Office granted us a notice of allowance for an additional patent relating to the sequencing of advertising, which we believe further extends our competitive advantage.

        In January 2003, we acquired our Web analytics technology, Insight, for which a patent application currently is pending. The acquired Web analytics technology uses a proprietary taxonomy engine to speak the same language that a business uses when talking about its customers. It is designed to provide revenue-generating marketing intelligence to Web publishers and help companies measure, analyze and monetize their interactive audience. Among other functions, the acquired technology is designed to enable marketers to perform behavioral segmentation and clickstream analysis and allow Web publishers and advertisers to use behavioral information with e-commerce and other applications.

        In 2002, we acquired U.S. Patent Number 5,446,919, entitled "Communication System and Method with Demographically or Psychographically Defined Audiences," which broadly covers communications systems, including the Internet, interactive and cable television and wireless phone systems, in which advertisements and other media messages are determined by demographic or psychographic information associated with the user. This patent expires in 2012.

        Open AdStream is our U.S. registered trademark, and we have pending trademark applications in the United States for Open AdSystem, Open Advertiser, Insight XE, Insight ACT and Insight SE. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

COMPETITION

        We believe we are a leader in the highly competitive market of Internet advertising and marketing services. We believe our ability to compete depends on many factors including the following:

  •
  our ability to adapt and scale our existing technology, and develop and bring to market new technologies, as customer needs evolve;

  •
  the timing and acceptance of new products and services and enhancements to existing products and services either developed or acquired by us;

  •
  the performance, functionality, price and reliability of our products and services;

  •
  our global sales and marketing efforts;

  •
  our customer service and support efforts; and

  •
  the relative impact of general economic and industry conditions on us and our competitors.

        We believe we compete favorably in all of the foregoing areas.

Integrated Media Solutions

        Our media solutions compete for advertising spending against Web publishers, including some of our customers who have their own sales forces. We also compete with a variety of Internet advertising networks and companies that facilitate Internet advertising. Specifically, our 24/7 Web Alliance competes for advertisers with a variety of other Internet advertising networks, including Advertising.com, ValueClick and Interep Interactive. In addition to these Web site networks we also compete with large portal sites such as AOL, MSN and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets.

        We compete against a variety of new and innovative companies in the fast-growing market for performance-based Internet search marketing solutions. 24/7 Search competes with several other companies that provide service optimization as well as start-up companies with untested search marketing solutions. In addition, Overture, Google and FindWhat also provide paid inclusion services for advertisers looking to drive traffic to their Web sites using performance-based, keyword search services.

Technology Solutions

        We compete against other established providers of advertisement serving solutions and several other companies that provide third-party advertisement serving services as well as start-up companies with untested products and services. Our competitors for advertisement serving solutions include DoubleClick, ValueClick, aQuantive, Advertising.com and Blue Streak.

EMPLOYEES

        As of February 1, 2004, we employed approximately 255 persons worldwide, including approximately 140 in sales and marketing, 70 in technology and product development and 45 in accounting, human resources and administration. We consider our employee relations to be good. Our subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to and in accordance with applicable law.

RECENT DEVELOPMENTS

Acquisition of Outstanding Shares of Real Media Korea Co., Ltd

        On January 6, 2004, we completed the acquisition of Real Media Korea Co., Ltd., a company formed under the laws of the Republic of South Korea ("RMK"), by acquiring the approximately 90.4% of the outstanding shares of RMK that we did not already own pursuant to the terms and conditions of the Share Acquisition Agreement (the "Acquisition Agreement"), dated as of December 16, 2003, by and among the Company, RMK and the other shareholders of RMK (the "Selling Shareholders").

        We paid total consideration of $20.1 million in exchange for the RMK shares of the Selling Shareholders, which consisted of $5.0 million in cash, approximately 2.1 million shares valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their RMK shares to us upon vesting in accordance with the terms and conditions of the stock union and Korean law. The cash portion of the purchase price was paid out of our working capital and the common stock portion of the purchase price consisted of newly issued shares. For accounting purposes the effective date of the acquisition is January 1, 2004.

        The parties entered into a registration rights agreement that required us to file within 20 days of closing a registration statement (the "Registration Statement") covering the resale of the shares of common stock issued to the Selling Shareholders in connection with this transaction. The Registration Statement was declared effective on January 28, 2004. Pursuant to the Acquisition Agreement, the Selling Shareholders agreed to a lock-up provision restricting the resale of the shares of common stock received by them in the transaction. The lock-up restrictions generally lapse in four equal installments, one on each of the effective date of the Registration Statement, July 6, 2004, January 6, 2005 and July 6, 2005, respectively. The parties also entered into an escrow agreement, pursuant to which approximately 0.4 million shares of the common stock payable to the Selling Shareholders will be held in escrow to secure the indemnification obligations of the Selling Shareholders.

        We also entered into an employment agreement with Mr. Jae Woo Chung, pursuant to which Mr. Chung will continue as Chief Executive Officer of RMK.

Lycos, Inc. Services Agreements

        On February 11, 2004, we entered into a five-year arrangement with Lycos, Inc. ("Lycos") to provide media sales, advertisement serving and analytics technology services to Lycos' U.S. Web properties and to transition personnel and other services from Lycos to us. Lycos operates a network of branded Web properties.

        Pursuant to an advertising services agreement, our sales force will represent the U.S. Web properties of Lycos for all advertising. The properties that we will represent include: Angelfire.com, Gamesville.com, HotWired.com, Tripod.com, Quote.com, Webmonkey.com, WhoWhere.com and Wired News (Wired.com), which collectively attracted more than 50 million U.S. monthly unique users in 2003 according to industry estimates. The agreement requires us to pay Lycos the greater of 65% of all net advertising sales revenue generated by us in respect of the Lycos properties, or specified minimum required annual payments. For 2004, our minimum required annual payment is $10 million and we also will pay Lycos an initial payment of $4.5 million for transition related services over the course of 2004. Our revenue share with Lycos and our annual minimum payment requirements under this agreement may be adjusted during the term of the agreement if the Lycos properties generate significantly different levels of advertisement impressions. To the extent that we fail to generate revenue in excess of the minimum annual payments, our obligations under this agreement may materially and adversely affect our business, results of operations and financial condition. In addition, we currently expect that the Lycos relationship will generate between 15% and 20% of our revenue. If we or Lycos is acquired, Lycos may have the right to terminate the agreement.

        Pursuant to a technology services agreement, Lycos will utilize Open AdStream, our advertisement management technology, to serve advertisements for all Lycos U.S. Web properties. Additionally, all Lycos U.S. properties will deploy Insight XE, our Web analytics technology. The agreement requires Lycos to pay us a technology services fee based on the number of advertisement impressions in the case of Open AdStream technology, or page views, in the case of Insight XE technology, delivered in respect of the Lycos properties and provides for a total minimum monthly fee of $100,000 for the next five years. If the advertising services agreement is terminated, either we or Lycos may terminate the technology services agreement.

Proposed Offering of Common Stock

        On February 11, 2004, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of shares of our common stock by us and some of our stockholders. We intend to use the net proceeds of this offering for working capital and general corporate purposes and for potential future acquisitions of complementary businesses and technologies. As of the date of this report, the registration statement relating to the securities has not been declared effective. We will not sell securities nor accept offers to buy securities prior to the time that the registration statement is declared effective. We will not receive any proceeds from the sale of common stock by the selling stockholders.

Reverse Split of Common Stock

        On February 27, 2004, we completed a one-for-five reverse split of our common stock. As a result of the reverse split, every five shares of our common stock were combined into one share of common stock. The number of shares of preferred stock and warrants outstanding are not affected by the reverse split, however, the conversion ratios will be adjusted. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

ITEM 2.    PROPERTIES.

        Our principal executive offices are located at 1250 Broadway, New York, New York. We are using approximately 14,000 square feet under a lease that expires in 2008 and provides for total annual rent of approximately $0.4 million, subject to increase annually to reflect increases in operating expenses.

        In addition, we currently lease office space in the following domestic locations:

  •
  Fort Washington, PA

  •
  Los Angeles, CA

  •
  San Francisco, CA

        Furthermore, we currently lease office space in the following countries for our international operations:

  •
  Canada

  •
  United Kingdom

  •
  France

  •
  Germany

  •
  Spain

  •
  Sweden

  •
  Switzerland (European HQ)

  •
  South Korea

        We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

ITEM 3.    LEGAL PROCEEDINGS.

aQuantive, Inc. (formerly Avenue A, Inc.)

        On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against us seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also seeks injunctive relief and recovery of attorney's fees. On May 10, 2002, we filed our answer to the complaint, in which we denied the material allegations of the complaint and asserted a counterclaim for infringement of the '368 patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which we filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court's construction of the patent's claims, aQuantive's Atlas DMT advertisement serving system does not infringe the '368 patent. We have appealed the court's ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

Brian Anderson

        On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. We removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. This motion was granted in part, with leave to amend, and denied in part. The plaintiff has subsequently refiled the complaint and we have filed a counterclaim. Discovery is concluded, and we intend to move for summary judgment to dismiss the complaint in its entirety.

chinadotcom Corp.

        On February 19, 2003, we filed a complaint in federal court against chinadotcom Corporation for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between chinadotcom and us, seeking to enforce our right to exchange our stake in 24/7 Media-Asia Ltd. for 1.8 million shares of chinadotcom. chinadotcom filed a motion seeking to compel arbitration of the matter, which the court granted on May 12, 2003.

        On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom's complaint against Mr. Moore in its entirety, and Mr. Moore has requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom has appealed the dismissal of its claim and that appeal is pending. We have assumed Mr. Moore's defense and will indemnify him in the event of any liability. We believe that the claims against Mr. Moore are without merit and that the action was brought solely in retaliation against us for asserting our rights in the matter discussed above.

        On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000. The claim seeks damages totaling $24.0 million. We believe that chinadotcom's claims are without merit. We have filed an Answer and Counterclaim in the matter and we intend to defend ourselves vigorously against these claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        From our initial public offering on August 13, 1998 until June 2002, our common stock traded on the Nasdaq National Market under the symbol "TFSM." In June 2002, we transferred our common stock to the Nasdaq SmallCap Market. Accordingly, the following table sets forth the high and low sales prices of the common stock, for the periods indicated, as reported by the Nasdaq National Market and the Nasdaq SmallCap Market.

	High	Low
Year Ended December 31, 2002
First Quarter	1.50	0.80
Second Quarter	1.65	0.95
Third Quarter	3.25	1.00
Fourth Quarter	2.25	0.70
Year Ended December 31, 2003
First Quarter	1.80	0.95
Second Quarter	6.90	1.00
Third Quarter	12.45	3.80
Fourth Quarter	8.80	6.20

        On February 27, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $9.38.

HOLDERS OF RECORD

        Our authorized capital stock consists of 350,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2003, there were 23,367,421 shares of our common stock, and 828,250 shares of our preferred stock outstanding. As of December 31, 2003, there were approximately 595 holders of record of our common stock.

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES

Acquisition of Outstanding Shares of Real Media Korea Co., Ltd

        On January 6, 2004, we completed the acquisition of approximately 90.4% of the outstanding shares of Real Media Korea Co., Ltd., a company formed under the laws of the Republic of South Korea ("RMK"), we did not already own pursuant to the terms and conditions of the Share Acquisition Agreement (the "Acquisition Agreement"), dated as of December 16, 2003, by and among the Company, RMK and the other shareholders of RMK (the "Selling Shareholders"). We paid total consideration of $20.1 million in exchange for the RMK shares of the Selling Shareholders, which consisted of $5.0 million in cash, approximately 2.1 million shares valued at $14.6 million and approximately $0.5 million in transaction costs. The cash portion of the purchase price was paid out of our working capital and the common stock portion of the purchase price consisted of newly issued shares. Pursuant to the Acquisition Agreement, the parties also entered into a registration rights agreement that required us to file a registration statement (the "Registration Statement") covering the resale of the shares of common stock issued to the Selling Shareholders in connection with this transaction. The Registration Statement was declared effective on January 28, 2004. The sale of shares of our common stock to RMK shareholders was exempt from registration under the U.S. Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. We will not receive any proceeds from the sale by the Selling Shareholders of the common stock that they received in connection with the acquisition of RMK.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The selected consolidated financial data as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of December 31, 2001, 2000 and 1999 and for each of the years in the two-year period ended December 31, 2000 are derived from our audited financial statements, which are not included herein. We believe that due to the many acquisitions and dispositions that we made in recent years, the period to period comparisons for 1999 through 2003 are not meaningful and should not be relied upon as indicative of future performance.

        You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$33,904	$28,800	$36,470	$121,867	$84,352
Technology solutions	15,277	13,758	9,760	16,503	—

Total revenues	49,181	42,558	46,230	138,370	84,352

Cost of revenues:
Integrated media solutions	21,623	19,321	32,213	95,020	61,472
Technology solutions (exclusive of $31 and $7, respectively reported below as stock-based compensation)	4,032	3,448	2,855	5,216	—

Total cost of revenues	25,655	22,769	35,068	100,236	61,472

Gross profit	23,526	19,789	11,162	38,134	22,880

Gross profit percentage	47.8%	46.5%	24.1%	27.6%	27.1%
Operating expenses:
Sales and marketing (exclusive of $339, $68, $512 and $1,965, respectively, reported below as stock-based compensation)	12,584	12,675	19,825	41,353	20,157
General and administrative (exclusive of $803, $2,665, $1,206, $2,306 and $313, respectively, reported below as stock-based compensation)	10,865	14,212	33,262	47,388	17,693
Product development (exclusive of $143, $50, $(60), and $215, respectively, reported below as stock-based compensation)	3,100	3,924	11,592	16,383	1,891
Amortization of goodwill, intangible assets and deferred financing costs	2,724	2,057	14,087	110,975	15,627
Stock-based compensation	1,316	2,790	1,658	4,486	313
Restructuring costs	1,651	2,048	18,142	11,731	—
Impairment of intangible assets	1,321	—	56,707	494,858	—
Loss (gain) on sale of non-core assets, net	—	327	(2,000)	—	—
Write-off of acquired in process technology and merger related costs	—	—	—	636	—

Total operating expenses	33,561	38,033	153,273	727,810	55,681

Loss from operations	(10,035)	(18,244)	(142,111)	(689,676)	(32,801)
Interest (expense) income, net	(343)	(268)	790	1,359	3,005
Gain on sale of investments	—	—	4,985	52,059	—
Gain on exchange of patent rights, net	—	—	—	4,053	—
Impairment of investments	—	—	(3,089)	(101,387)	—
Other (expense) income, net	(1,638)	1,013	—	—	—

Loss from continuing operations	(12,016)	(17,499)	(139,425)	(733,592)	(29,796)
Loss from discontinued operations	—	—	(60,170)	(46,330)	(9,266)

Net loss	(12,016)	(17,499)	(199,595)	(779,922)	(39,062)
Dividends on preferred stock	(617)	(189)	—	—	—
Preferred stock conversion discount	(1,780)	(6,628)	—	—	—

Net loss attributable to common stockholders	$(14,413)	$(24,316)	$(199,595)	$(779,922)	$(39,062)

Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividend and discount	$(0.71)	$(1.65)	$(15.69)	$(109.94)	$(7.46)
Preferred stock dividends and conversion discount	(0.15)	(0.64)	—	—	—

Loss from continuing operations	(0.86)	(2.29)	(15.69)	(109.94)	(7.46)

Loss from discontinued operations	—	—	(6.77)	(6.94)	(2.32)

Net loss attributable to common stockholders	$(0.86)	$(2.29)	$(22.46)	$(116.88)	$(9.78)

Weighted average shares outstanding	16,817,502	10,600,191	8,887,705	6,672,723	3,994,489

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$21,645	$7,674	$6,974	$24,852	$41,170
Working capital (deficit)	16,021	909	(7,973)	21,072	41,189
Goodwill	2,621	2,621	7,901	37,916	55,272
Intangible assets, net	3,352	6,007	6,617	42,115	—
Total assets	46,180	33,967	45,588	251,843	527,854
Long-term obligations	17,247	9,603	5,189	153	13
Total stockholders' equity	10,037	5,515	10,852	209,567	397,791

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        Business conditions in the industry for Internet advertising services continue to be characterized by stronger global demand, particularly in Asia. Continuing improvement in the overall economy has led many advertisers to increase their advertising spending generally and to increase their spending on Internet advertising. In general, advertisers appear to recognize that increased global Internet connectivity and broadband usage and a trend toward Internet use and away from other media consumption indicate growing online audiences of consumers. As online audiences grow, Web publishers and advertisers also appear to be focusing more on the benefits of using technology solutions to help them reach, target and manage audiences on Web sites. Accordingly, in light of these trends, we continue to expect improvement in business conditions in the Internet advertising services sector for the upcoming fiscal year and we are approaching fiscal 2004 with optimism.

        We offer a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search paid inclusion. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory online and targets audience segments to attract advertisers worldwide. Our Open AdSystem technology helps Web publishers and advertisers target, convert and retain online customers, maintain customer relationships and safeguard the privacy of Web users. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information about products and services.

        We were formed through the combination of 24/7 Media, Inc. and Real Media, Inc. in 2001. 24/7 Media, our legal and accounting predecessor, has been publicly-traded since August 1998. Real Media was a privately-held company that developed the first generation of our Open AdStream software and operated small advertising networks in the United States and Europe. Following the downturn in the global economy and, in particular, the correction in the Internet market, we executed a strategic plan to restructure our operations, focusing on our core businesses, including integrated media solutions and Internet advertising delivery and management technology, and exiting non-core businesses including online promotions and e-mail marketing. As a result, we divested non-core assets, including iPromotions, an online promotions business, Exactis, an e-mail business, IMAKE, a broadband convergence technology business, AwardTrack, an online promotions and purchase rewards business, and Sabela, an advertisment serving technology business. We also acquired strategic assets including Insight First, a Web analytics provider, and, recently, Real Media Korea Co. Ltd., a provider of media and technology solutions. The foregoing acquisitions and dispositions may affect the comparability of our results from period to period.

        We generate revenue in two business segments: Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

        Our Integrated Media Solutions consist of the 24/7 Web Alliance, a global alliance of Web sites represented by us through which advertisers can run campaign orders directly with us, 24/7 Search, an Internet search marketing service designed to connect advertisers with consumers using search engines to find product information and Other Media Services. Our 24/7 Search solution uses proprietary technology to help advertisers determine the keywords most relevant to their products and services in order to lead users from search engines to the advertisers' Web sites.

        We generate revenue through the 24/7 Web Alliance from fees paid by client advertisers. We typically offer advertisers a pricing model based on cost-per-thousand-impressions ("CPM") enabling a client advertiser to pay a fee based on the number of times its advertisement is viewed.

        We share the revenue generated through the 24/7 Web Alliance with Web publishers included in the 24/7 Web Alliance. With respect to our 24/7 Network, a network of hundreds of Web sites offering a variety of content, we generally retain between 40% and 50% of revenues from advertisers depending on, among other things, a Web publisher's audience size, the number of unique visitors, impressions and page views, and the prominence of the Web publisher's brand name. With respect to our 24/7 Portfolio, a select portfolio of brand name Web sites, and our 24/7 Verticals, a network of Web sites categorized by content demographic and psychographic characteristics, we generally retain between 35% and 45% depending on similar factors.

        The following table shows by quarter the number of paid impressions and the average CPM since January 1, 2002. Metrics prior to 2002 are not comparable due to the acquisition of Real Media.

	Number of Paid Impressions (in billions)	Average CPM
Q4 2003	6.6	0.90
Q3 2003	5.9	0.95
Q2 2003	6.2	0.88
Q1 2003	6.1	0.79
Q4 2002	4.8	0.99
Q3 2002	3.0	1.23
Q2 2002	3.3	1.19
Q1 2002	4.2	1.01

        24/7 Search provides a paid inclusion service for advertisers, which consists of producing an editorially reviewed search listing that appears prominently in search results displayed by our partner search engine distribution partners in response to a user's inquiry for particular keywords and phrases. We assist our client advertisers in selecting keywords and phrases most relevant to their products or services and the most relevant Web site landing pages to which visitors will be directed in order to increase the percentage of visitors that are converted into buyers. We submit the search listing to our search engine distribution partners through frequently refreshed data feeds. Our client advertisers pay only for valid visitors to their landing pages.

        We generate revenue through 24/7 Search from performance-based pricing models that generally feature cost-per-click ("CPC") pricing, whereby an advertiser pays us a fee for each user or "valid visitor" delivered to their Web sites from our search engine distribution partners. We share the revenue generated by our 24/7 Search services with our search engine distribution partners that have provided their paid search listings to us based upon either a percentage of revenue or fees paid per bid. We generally retain between 35% and 45% depending on, among other things, the size of our distribution partner, the number of valid visitors, the number of searches conducted and the prominence of our distribution partner's brand name. For bid-based arrangements, we place bids for various key words and phrases with our search engine distribution partners in order to acquire valid visitors which are then routed to our client advertisers' Web sites.

        24/7 Search had approximately 1,559 active client advertisers accounts at December 31, 2003. The following table shows by quarter the number of valid visitors and the average CPC for 24/7 Search since January 1, 2002.

	Number of Valid Visitors (in millions)	Average CPC
Q4 2003	12.6	0.21
Q3 2003	9.0	0.24
Q2 2003	11.0	0.21
Q1 2003	16.5	0.19
Q4 2002	12.5	0.18
Q3 2002	9.6	0.21
Q2 2002	10.7	0.22
Q1 2002	8.4	0.21

        Our Other Media Services primarily relate to e-mail list rental. We derive revenue from this service by delivering advertisements to e-mail lists for advertisers, who pay based on a CPM basis. Our revenue share with list providers generally ranges between 25% and 35%.

Technology Solutions

        Our Technology Solutions are primarily based on our patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics, and consist of:

  •
  Open AdStream Local, which we license to Web publishers to run on their proprietary, local servers;

  •
  Open AdStream Central, which we provide to Web publishers from software hosted centrally on our servers; and

  •
  Open Advertiser, which we provide to advertisers and advertising agencies from software hosted centrally on our servers.

        We designed our Insight software solutions to fully integrate with our Open AdSystem technology to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze and manage online audiences. In addition to our Insight XE solution, which is currently available, we expect to commercially launch two more analytics products in the first half of 2004 that will integrate with OAS. We have designed our Insight ACT solution to enable a Web publisher to enhance the value of its advertising inventory by identifying and targeting segments of its audience who may be receptive to a specific advertiser's message. We have designed our Insight SE solution to allow an advertiser to create targeted campaigns using keywords and phrases, and generate performance metrics that track visitors from specific search engines throughout the entire sales cycle, from prospecting by new customers to the final sale. We may provide these solutions, including Insight XE, to our customers from software hosted on our servers or from software hosted on a customer's server that is administrated by us.

        We generate revenue from licensing our Open AdStream Local software to Web publishers. Our license agreements typically provide for an upfront license fee and a software maintenance and service fee. We negotiate license fees based on, among other things, the forecasted number of impressions a Web publisher will deliver using our software and several other factors.

        We generate revenue from our Open AdStream Central and Open Advertiser services from fees paid by Web publishers and advertisers and agencies, respectively. We typically offer Web publishers or advertisers a CPM-based pricing model allowing the Web publisher or advertiser to pay us based on advertising impressions. For these customers, an "impression" includes the delivery by us at their request of any advertising material. Our service revenue is determined by multiplying the CPM rate by the number of impressions delivered and is typically billed on a monthly basis. We have been generating revenue from Open Advertiser in Europe since mid-2001. We launched our Open Advertiser service in the United States in June 2003 but we have not generated significant revenue in the U.S. from this service from our initial beta or commercial customers.

        We generate revenue from our Insight XE solution from fees paid by Web publishers. We typically offer Web publishers page-view pricing enabling them to pay us based on how many page views are measured. Our revenue is calculated by multiplying the CPM rate by the number of page views delivered.

        The following table shows by quarter certain metrics for our Technology Solutions since 2002. We believe that metrics for periods prior to 2002 are not comparable because our Technology Solutions then included a different product mix.

		OAS Central, OAD and Insight XE
	OAS Local Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions (in billions)	Annual Revenue per Contract
Q4 2003	199	150	14.9	$45,009
Q3 2003	219	162	13.3	42,845
Q2 2003	221	156	11.9	40,191
Q1 2003	235	164	10.6	34,897
Q4 2002	258	162	7.5	37,457
Q3 2002	273	159	6.4	30,926
Q2 2002	271	153	5.1	30,660
Q1 2002	274	152	4.9	30,376

(1)
A client contract may represent multiple clients and Web Sites utilizing Open AdStream products and services.

        To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our Open AdStream software engine.

Patent Licensing Program

        We have taken steps to develop a patent licensing program involving all of our patented intellectual property. Our patent program includes identifying, notifying and pursuing commercial discussions with companies that we believe practice one or more of our patents. With any of these companies we may discuss transactions involving licensing our patents, buying our patents or jointly developing technology using our patents. In addition, in appropriate circumstances, we will commence enforcement actions against companies that infringe our patents. Our patent license arrangements are designed to include an upfront license fee and a running royalty payable by the licensee for the remaining term of the licensed patents. In addition to Doubleclick, ValueClick, and Advertising.com, our initial licensees who each made one-time payments to license our '368 patent in connection with litigation settlements, we have licensed one or more of our patents to other companies, outside of the litigation context, who made upfront payments and are obligated to pay recurring royalties. However, if we become engaged in patent litigation, any ruling against us, and, in particular, an adverse ruling in our current litigation with aQuantive, could make it very difficult to license our patents or generate any license revenue. See "Business—Legal Proceedings" and "—Risk Factors—We Depend On Proprietary Rights, And We Face The Risk Of Infringement."

CRITICAL ACCOUNTING POLICIES

Use of Estimates

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified the following critical accounting policies that require the use of significant judgment and estimates relating to matters that are inherently uncertain and may result in materially different actual results.

Revenue Recognition

Integrated Media Solutions

        24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. 24/7 Search revenues are derived from driving valid visitors to a client's Web site. E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites. Our agreements are primarily short-term and we recognize revenues as services are delivered provided that no significant obligations of ours remain outstanding and collection of the resulting receivable is probable.

Technology Solutions

        Technology Solutions revenues are derived from licensing our software, hosted advertisement serving, and software maintenance and technical support contracts. Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin No. 104, "Revenue Recognition" upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

        At the beginning of 2003, we refined our OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing model. We also adjusted our software arrangements and now bundle a software license with maintenance and technical support services. As a result, we changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of the OAS Local revenue to future periods. Using this method, the total value of the software arrangement is recognized ratably over the term of the software license. This change modestly reduced our license fee revenue in 2003 and deferred a portion of revenue to future periods. We will recapture the reduction in upfront license fee revenue in subsequent years as we recognize deferred revenue on these software arrangements. Under the prior arrangements, we typically recognized software license revenue immediately upon delivery of the software.

        Revenue from advertisement serving is recognized upon delivery. The contracts are usually for a one-year period and are billed on a monthly basis.

        Revenue from maintenance and technical support contracts is recognized ratably over the life of the maintenance agreements, which typically do not exceed one year. Maintenance and technical support revenue invoiced in advance of the related services is recorded as deferred revenue.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. We regularly monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

Valuation of goodwill and intangible assets

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

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

        On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly owned subsidiaries and investments.

Investments

        We record an impairment charge when we believe an investment asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Restructuring Activities

        Restructuring activities in 2003 and 2002 are accounted for in accordance with SFAS No. 146. Prior to 2002, restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 94-3 ("EITF 94-3"). SFAS No. 146 and EITF 94-3 generally require, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

RESULTS OF OPERATIONS—2003 COMPARED TO 2002

FACTORS AFFECTING COMPARABILITY OF 2003 to 2002

        In May 2002, we completed the sale of certain assets related to our U.S. e-mail management product which had approximately $1.6 million in revenue for the year ended December 31, 2002.

        In September 2002, we acquired certain assets of Vflash d/b/a Now Marketing; however, this did not contribute significantly to revenue.

        In January 2003, we sold a majority stake in iPromotions, Inc. iPromotions revenue was approximately $0.2 million and $1.2 million for the year ended December 31, 2003 and 2002, respectively.

        In January 2003, we acquired certain assets of Insight First, Inc., a Web analytics company. Revenue for 2003 was approximately $0.7 million.

        The following table compares the 2003 results of operations to 2002 results of operations:

	Years ended December 31,
			Dollar Variance	Percentage Variance
	2003	2002
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$33,904	$28,800	$5,104	17.7%
Technology solutions	15,277	13,758	1,519	11.0%

Total revenues	49,181	42,558	6,623	15.6%
Cost of revenues:
Integrated media solutions	21,623	19,321	2,302	11.9%
Technology solutions	4,032	3,448	584	16.9%

Total cost of revenues	25,655	22,769	2,886	12.7%
Gross profit	23,526	19,789	3,737	18.9%

Gross profit percentage	47.8%	46.5%	1.3%	2.9%
Operating expenses:
Sales and marketing	12,584	12,675	(91)	-0.7%
General and administrative	10,865	14,212	(3,347)	-23.6%
Product development	3,100	3,924	(824)	-21.0%
Amortization of intangible assets and deferred financing costs	2,724	2,057	667	32.4%
Stock-based compensation	1,316	2,790	(1,474)	-52.8%
Restructuring costs	1,651	2,048	(397)	-19.4%
Impairment of intangible assets	1,321	—	1,321	100.0%
Loss on sale of non-core assets, net	—	327	(327)	-100.0%

Total operating expenses	33,561	38,033	(4,472)	-11.8%

Loss from operations	(10,035)	(18,244)	8,209	45.0%
Interest expense, net	(343)	(268)	(75)	-28.0%
Other (expense) income	(1,638)	1,013	(2,651)	-261.7%

Net loss	$(12,016)	$(17,499)	$5,483	31.3%

REVENUES

        INTEGRATED MEDIA SOLUTIONS.    Revenue was derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services. 24/7 Web Alliance generated $21.4 million in revenue in 2003 compared to $16.6 million in 2002, an increase of 29%. The increase is due to increasing the amount of paid impressions by 61% from 15.4 billion in 2002 to 24.8 billion in 2003. The cost per thousand impressions declined slightly year over year primarily due to increasing the average order size, as large orders receive a lower price due to volume.

        24/7 Search revenue increased to $10.3 million in 2003 from $8.3 million in 2002, an increase of 25%. This was due to an increase in the number of valid visitors delivered to our clients from 41.2 million in 2002 to 49.1 million in 2003, an increase of 21% and an increase in the costs-per-click that we were able to charge. Historically, we generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engine distribution partners, particularly Inktomi. Due to changes at our largest search engine distribution partner, Inktomi, since its acquisition by Yahoo!, the revenue we generated from Inktomi began to decline in the second quarter of 2003, and our contract with Inktomi expired at the end of May 2003. Despite the loss of our largest distribution partner we were able to increase valid visitors by expanding our strategic relationships with other distribution partners and increasing the number of distribution partners. CPCs have fluctuated due to the change in distribution partners.

        Other Media Services revenue was generated primarily from e-mail and iPromotions. E-mail revenue decreased from $2.7 million in 2002 to $1.9 million in 2003 due to the sale of our U.S. e-mail management product, known as 24/7 Mail, to Naviant on May 3, 2002. We maintain the ability to sell e-mail domestically as a broker through 24/7 Mail and internationally without restriction. In January 2003, we sold our iPromotions unit, which accounted for $0.2 million in 2003 and $1.2 million in 2002.

        TECHNOLOGY SOLUTIONS.    Our Technology Solutions revenue was $15.3 million in 2003 and $13.8 million in 2002, an increase of 11%. Revenue from our products that we host, including OAS Central, OAD and Insight XE, continued to grow during 2003 as impressions delivered climbed from 23.9 billion in 2002 to 50.7 billion in 2003. OAS Central continues to be an attractive solution as it requires minimal up-front cost and does not require the customer to dedicate its assets to hosting the software. In 2003, we changed to a subscription based contract model for new customers for our OAS Local software. Total contract value is recognized ratably over the term of the contract whereas in 2002 the revenue related to the software license was recognized upon delivery. Had we changed contracts in 2002, approximately $1.4 million in 2002 revenue would have been deferred until future periods and reported revenue for 2002 would have been approximately $12.3 million. On this comparable basis, Technology Solutions revenue increased 24% versus the prior year.

COST OF REVENUES AND GROSS PROFIT

        INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    Cost of revenues consists primarily of fees paid to affiliates consisting of Web sites (for 24/7 Web Alliance), search engine distribution partners (for 24/7 Search), or list providers (for e-mail), which are usually calculated as a percentage of revenues. 24/7 Web Alliance cost of revenues also includes advertisement serving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM. 24/7 Search cost of revenues also includes depreciation, hosting and bandwidth costs. Gross margin increased from 32.9% in 2002 to 36.2% in 2003 as we expanded the margin on all of our products. The 24/7 Web Alliance focused revenue growth on the 24/7 Network, which has a higher margin than the 24/7 Portfolio and 24/7 Verticals, and also benefited from the lower advertisement serving costs. The cost of acquiring valid visitors for 24/7 Search increased; however, this was more than offset by price increases, declining depreciation and lower hosting and bandwidth costs.

        TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of technology solutions revenues consists of the cost of operating equipment and broadband capacity for our third party advertisement serving solutions and payroll costs to deliver and support software, offset by the portion allocated to the Integrated Media Solutions segment for advertisement serving. Advertisement serving costs have been declining due to a reduction in the cost of space, power and bandwidth at data centers as a result of overcapacity in that industry. Adjusted for the change to a subscription-based contract model for our OAS Local software, gross margin increased from 72.0% in 2002 to 73.6% in 2003 primarily due to decreased cost of advertisement serving.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses consisted primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased as a percentage of revenue from 30% for 2002 to 26% for 2003 as we were able to gain operating leverage off the existing cost structure. Headcount decreased from 140 sales and marketing employees at December 31, 2002 to 104 at December 31, 2003. The decrease in headcount was offset by an increase in commissions.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses decreased as a percentage of revenue from 33% in 2002 to 22% in 2003. The significant decrease was due to our reductions of headcount, office space, professional fees and related expenses. Efforts to streamline operations successfully reduced headcount from 60 general and administrative employees at December 31, 2002 to 42 at December 31, 2003.

        PRODUCT DEVELOPMENT EXPENSES.    Product development expenses consist primarily of compensation and related operating expenses incurred to further enhance and maintain our advertisement serving and other technology capabilities. We capitalized approximately $0.8 million and $0.4 million in costs related to developing our Open Advertiser product in 2002 and 2003, respectively. Our Open Advertiser product was commercially launched in June 2003. We reduced our product development headcount from 35 at December 31, 2002 to 30 at December 31, 2003 as development efforts became more focused.

        AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED FINANCING.    Amortization expense relates to intangible assets acquired with 24/7 Search in August 2000, and certain assets of Now Marketing acquired in September 2002, certain assets of Insight First acquired in January 2003 and deferred financing costs associated with the subordinated convertible debenture offering in September 2003. The increase from $2.1 million in 2002 to $2.7 million in 2003 was due to additional transactions in 2003 offset by a full year of amortization for transactions that occurred during 2002 and prior.

        STOCK-BASED COMPENSATION.    Stock-based compensation of $1.3 million for 2003 consists of $0.6 million in contractual bonuses that will be paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in deferred compensation for restricted shares issued to certain employees, $0.2 million in discretionary bonuses paid in stock and $0.2 million in salary for certain employees who elected to received stock instead of cash.

        Stock-based compensation of $2.8 million for 2002 consists of $1.5 million in stock and options grants to executives for restructuring their employment agreements, $0.4 million in contractual bonuses that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.3 million in compensation to Board members and bonuses to employees paid in stock, $0.2 million in salary for employees who elected to receive stock instead of cash, and $0.1 million in amortization of deferred compensation from acquisitions.

        RESTRUCTURING COSTS.    During 2003 and 2002, we recorded restructuring charges of approximately $1.7 million and $2.0 million, respectively. Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. The 2003 restructuring involved the involuntary termination of approximately 26 employees and a revision of the estimate of the cost to dispose of office space at the corporate headquarters in New York. The $1.7 million charge consists of $1.2 million in office closing costs and $0.5 million in employee costs.

        The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, and a reduction of space at two offices in the fourth quarter of 2002. The $2.0 million charge consists of severance of $1.2 million, office closing costs of $0.5 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million.

        IMPAIRMENT OF INTANGIBLES ASSETS.    We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. In the fourth quarter of 2003 we made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003 and then the remaining balance of $1.3 million was considered impaired.

        LOSS ON SALE OF NON-CORE ASSETS, NET.    The $0.3 million loss in 2002 includes a $1.4 million loss on the sale of certain assets related to our U.S. e-mail management product offset by a $1.1 million gain related to the sale of Exactis in May 2001.

        INTEREST EXPENSE, NET.    Interest expense relates to our notes payable and capital lease obligations and interest income relates to our cash and cash equivalents. Interest expense in 2003 relates to the PubliGroupe debt that was settled in the second quarter of 2003 and the Subordinated Convertible Debentures that were issued in the third quarter of 2003. Interest expense in 2002 primarily related to the PubliGroupe loans. Interest expense in 2003 and 2002 was offset by interest income from cash in overnight deposit and money market accounts.

        OTHER EXPENSE (INCOME), NET.    In 2003, the expense includes $1.4 million of legal fees related to patent litigation and $0.6 million in legal fees related to litigation with chinadotcom, offset by the reversal of $0.4 million in liabilities related to disposed businesses that are no longer considered necessary. The income in 2002 was the result of patent litigation, net of legal expenses.

        DIVIDENDS ON PREFERRED STOCK.    The Series A and Series B preferred stock issued during the third quarter of 2002, and the Series C preferred stock issued in the second quarter of 2003, accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.

        PREFERRED STOCK CONVERSION DISCOUNT.    The preferred stock conversion discounts are the result of the change in the market value of the common stock on the date of issuance and the date the conversion price was established. When we agreed to the initial terms of the transactions with the third parties, the conversion price of the preferred stock approximated the fair value of our underlying common stock. From the time the agreements were substantially complete until the transactions closed and all contingencies were resolved (e.g. stockholder approval), our common stock price increased substantially and as a result, the preferred stock was issued at a substantial discount to fair market value. In accordance with GAAP, the beneficial conversion feature, calculated as the difference between market value on the date of issuance and the conversion price, is required to be expensed immediately; however, the discount was limited to the amount of cash allocable to each of the preferred stock transactions.

        As a result of the difference between the conversion price and the fair value of the common stock into which the preferred stock were convertible as of the date of issuance, we recorded a non-cash charge of approximately $1.8 million related to the Series C Preferred Stock and $6.6 million related to the Series A and B Preferred Stock in 2003 and 2002, respectively.

RESULTS OF OPERATIONS—2002 COMPARED TO 2001

FACTORS AFFECTING COMPARABILITY OF 2002 to 2001

        On October 30, 2001, we acquired Real Media. This accounted for $3.4 million of revenue in the fourth quarter of 2001, which was equally derived from the Integrated Media Solutions and Technology Solutions segments. The merger created cost synergies for our combined company, one of which was to focus on Real Media's proprietary Open AdStream technology and to abandon our existing advertisement serving technology, 24/7 Connect. The transition of the 24/7 Web Alliance business onto the Open AdStream platform began in December 2001 and was completed in February 2002 resulting in the elimination of redundant personnel and operating costs associated with having two advertisement serving platforms. Throughout 2001 and into 2002, in accordance with our business plan, we acquired, divested or discontinued many of our non-core assets, including:

  •
  In May 2001, we completed the sale of certain technology assets and intellectual property of Sabela and completed the shut down of Sabela operations on June 30, 2001.

  •
  In May 2001, we completed the sale of Exactis, our e-mail service bureau.

  •
  In August 2001, the operations of 24/7 Europe were shut down and our consolidated financial statements have been revised to reflect this international segment as a discontinued operation.

  •
  In January 2002, we completed the sale of our IMAKE subsidiary. The financial statements of prior periods have been revised to reflect the disposition of IMAKE as a discontinued operation.

  •
  In May 2002, we completed the sale of certain assets related to our U.S. e-mail management product.

        The revenue attributed to the disposition of these non-core assets for the years ended December 31, 2002 and December 31, 2001 was approximately $1.6 million and $15.4 million, respectively, not including approximately $16.7 million in 2001 that is included as part of discontinued operations. Our Technology Solutions segment was not comparable between periods as the revenue in 2002 was derived solely from operations that were acquired with Real Media on October 30, 2001, while the revenue in 2001 primarily related to operations that have been sold or shut down, including Exactis and Sabela.

        The following table compares the 2002 results of operations to 2001 results of operations:

	Years ended December 31,
			Dollar Variance	Percentage Variance
	2002	2001
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$28,800	$36,470	$(7,670)	-21.0%
Technology solutions	13,758	9,760	3,998	41.0%

Total revenues	42,558	46,230	(3,672)	-7.9%
Cost of revenues:
Integrated media solutions	19,321	32,213	(12,892)	-40.0%
Technology solutions	3,448	2,855	593	20.8%

Total cost of revenues	22,769	35,068	(12,299)	-35.1%
Gross profit	19,789	11,162	8,627	77.3%

Gross profit percentage	46.5%	24.1%	-22.4%	-92.6%
Operating expenses:
Sales and marketing	12,675	19,825	(7,150)	-36.1%
General and administrative	14,212	33,262	(19,050)	-57.3%
Product development	3,924	11,592	(7,668)	-66.1%
Amortization of goodwill, intangible assets and advances	2,057	14,087	(12,030)	-85.4%
Stock-based compensation	2,790	1,658	1,132	68.3%
Restructuring costs	2,048	18,142	(16,094)	-88.7%
Loss (gain) on sale of non-core assets, net	327	(2,000)	2,327	-116.4%
Impairment of intangible assets	—	56,707	(56,707)	-100.0%

Total operating expenses	38,033	153,273	(115,240)	-75.2%

Loss from operations	(18,244)	(142,111)	123,867	87.2%
Interest income (expense), net	(268)	790	(1,058)	-133.9%
Gain on sale of investments	—	4,985	(4,985)	-100.0%
Impairment of investments	—	(3,089)	3,089	-100.0%
Other income, net	1,013	—	1,013	100.0%

Loss from continuing operations	(17,499)	(139,425)	121,926	87.4%
Loss from discontinued operations	—	(60,170)	60,170	100.0%

Net loss	$(17,499)	$(199,595)	$182,096	91.2%

REVENUES

        INTEGRATED MEDIA SOLUTIONS.    Revenue was derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services. 24/7 Web Alliance generated $16.6 million in revenue in 2002 compared to $22.2 million in 2001, a decrease of 25.2%. The decrease was due to the difficult environment for advertising, especially digital marketing, as well as a planned temporary reduction in capacity as we transitioned from the more costly 24/7 Connect to Open AdStream technology in the first quarter of 2002. In October 2001, we acquired Real Media, which represented approximately $1.7 million in 24/7 Web Alliance revenue in 2001. In the beginning of 2002, the 24/7 Web Alliance operations of Real Media in the U.S. were combined with the operations of 24/7 Media, so that a meaningful year-over-year comparison cannot be made, although the media operations of Real Media in the United States were not significant. The international operations of Real Media for the two months that Real Media was included in 2001 represented approximately $1.4 million of 24/7 Web Alliance revenue, compared to the full year total of $4.9 million in 2002.

        24/7 Search revenue increased to $8.3 million in 2002 from $6.2 million in 2001, an increase of 33.9%. This was due to an increase in the number of valid visitors delivered to our client Web sites as a result of expanding our strategic relationship with search engine distribution partners and increasing the number of search engine distribution partners. The average CPC per customer remained consistent year over year despite a slight trend down in the industry; however, the weighted average CPC has decreased as larger advertisers, who generally received a lower price due to volume, were providing more of the revenue.

        Other Media Services revenue was generated primarily from e-mail and iPromotions. E-mail revenue decreased 62.5% from $7.2 million in 2001 to $2.7 million in 2002 due to our strategic decision to exit the e-mail business in the U.S. We sold the U.S. e-mail management product, known as 24/7 Mail, to Naviant on May 3, 2002. We maintain the ability to sell e-mail domestically as a broker through 24/7 Mail and internationally without restriction. In January 2003, we sold our iPromotions unit, which accounted for $1.2 million revenue in 2002 and $0.9 million in 2001.

        TECHNOLOGY SOLUTIONS.    Technology revenue of $13.8 million in 2002 solely related to operations that were acquired with Real Media and were generated from our Open AdStream platform. Revenue from our products that we host, including OAS Central and OAD, continued to grow during 2002 as impressions delivered climbed from 4.9 billion in the first quarter to 7.5 billion in the fourth quarter. The $9.8 million in revenue in 2001 consisted of $6.3 million from Exactis, which was sold in May 2001; $1.8 million from Sabela, which was sold in May 2001; and $1.7 million from Real Media, which was acquired in October 2001 and whose results were included for two months.

COST OF REVENUES AND GROSS PROFIT

        INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of revenues consisted primarily of fees paid to affiliates, whether it is a Web site (for 24/7 Web Alliance), a list provider (for e-mail) or search engine distribution partners (for 24/7 Search), which are usually calculated as a percentage of revenues. Cost of revenues also included depreciation of our 24/7 Connect advertisement serving system (in 2001) and bandwidth costs. In 2002, the actual costs associated with advertisement serving were accounted for in the cost of revenues for the Technology Solutions segment which then charged the Integrated Media Solutions segment a CPM, making these costs variable instead of fixed as they were previously accounted for when we used 24/7 Connect. Gross margin increased from 11.7% for the year ended December 31, 2001 to 32.9% for the year ended December 31, 2002. The increase in margin was due to lower advertisement serving costs in 2002 as fixed costs of 24/7 Connect were a substantial percentage of our 2001 revenue, which had adversely affected our gross margin; additionally, the royalty percentages paid to 24/7 Web Alliance affiliates were trending lower. Excluding the U.S. e-mail product, the margins were 32.5% and 10.3% for the years ended December 31, 2002 and December 31, 2001, respectively.

        TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of technology revenues consisted of the cost of operating equipment and broadband capacity for our third party advertisement serving solutions and payroll costs to deliver and support software, offset by the portion allocated to the Integrated Media Solutions segment for advertisement serving. Gross margin increased from 70.7% for the year ended December 31, 2001 to 74.9% for the year ended December 31, 2002. As noted above, the periods were not comparable, as the segment was comprised of almost entirely different operations.

        OPERATING EXPENSES.    Each of sales and marketing, general and administrative, product development and amortization expense decreased significantly in the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of our restructuring activities, the decision to exit Latin America and the sales of Sabela, Exactis and certain assets related to the U.S. e-mail management product. The decreases were partially offset by the acquisition of Real Media.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses consisted primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased as a percentage of revenue from 42.9% for the year ended December 31, 2001 to 29.8% for the year ended December 31, 2002 as a result of our rationalization efforts. Rationalization efforts decreased headcount by approximately 30 and approximately 10 employees were transferred to Naviant, leaving approximately 140 sales and marketing employees at December 31, 2002.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses consisted primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses decreased as a percentage of revenue from 71.9% for the year ended December 31, 2001 to 33.4% for the year ended December 31, 2002. The significant decrease was due to our reductions of headcount, office space, professional fees and related expenses. As the economy deteriorated in 2001, we accrued significant bad debt reserves; however, positive collection efforts in 2002 have reduced the required reserves; therefore, we enjoyed a net benefit from bad debt expense reversals for the year of approximately $0.2 million. Rationalization efforts reduced headcount by approximately 25 employees during 2002, leaving approximately 60 general and administrative employees at December 31, 2002.

        PRODUCT DEVELOPMENT EXPENSES.    Product development expenses consisted primarily of compensation and related costs incurred to further enhance our advertisement serving and other technology capabilities. Product development expenses decreased as a percentage of revenue from 25.1% for the year ended December 31, 2001 to 9.2% for the year ended December 31, 2002. The decrease was due to the sale of Exactis on whose technology we spent significant amounts and our focus on OAS which requires less enhancements than 24/7 Connect. Also, the expense decreased in 2002 as costs related to developing our Open Advertiser product were capitalized. We capitalized approximately $0.8 million during 2002. Product development headcount was reduced by approximately 50 employees during 2002, leaving approximately 35 at December 31, 2002.

        AMORTIZATION OF GOODWILL, INTANGIBLES AND ADVANCES.    Amortization expense is broken down as follows:

Acquisition	2002	2001	Reason for Change
Real Media	$1,000	$167	Acquired October 30, 2001
Website Results (24/7 Search)	941	5,453	SFAS 142, Impairment
Now Marketing assets	116	—	Acquired September 19, 2002
ConsumerNet (Mail)	—	5,653	SFAS 142, Sold May 3, 2002
Canada	—	1,981	SFAS 142
Exactis	—	833	Impairment, Sold May 15, 2001

	$2,057	$14,087

        SFAS No. 142 states that goodwill is no longer amortized as of January 1, 2002, the adoption of which reduced amortization expense by approximately $7.7 million. The remaining decrease was due to the disposition of assets and the impairment of intangible assets related to 24/7 Search. Our net loss attributable to common stockholders for 2001, excluding goodwill amortization would have been $(191.8) million or $(21.58) per share.

        STOCK-BASED COMPENSATION.    Stock-based compensation of $2.8 million for the year ended December 31, 2002 consisted of $1.5 million in stock and options grants to executives for restructuring their employment agreements, $0.4 million in contractual bonuses that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.3 million in compensation to Board members and bonuses to employees paid in stock, $0.2 million in salary for employees who elected to receive stock instead of cash, and $0.1 million in amortization of deferred compensation from acquisitions. The $1.7 million for the year ended December 31, 2001 consisted of $1.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.6 million in amortization of deferred compensation from acquisitions.

        RESTRUCTURING COSTS.    During the years ended December 31, 2002 and 2001, restructuring charges of approximately $2.0 million and $18.1 million, respectively, were recorded in accordance with the provisions of SFAS No. 146 (in 2002) and EITF 94-3, and Staff Accounting Bulletin ("SAB") No. 100 (in 2001). Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, and a reduction of space at two offices in the fourth quarter of 2002. The $2.0 million charge consisted of severance of $1.2 million, office closing costs of $0.5 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million. The 2001 restructuring involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of our 24/7 Connect advertisement serving solution. The $18.1 million charge consisted of severance of $2.1 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to 24/7 Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for 24/7 Connect offset by a reversal of $0.6 million of unutilized reserve resulting from the sale of Exactis. The restructuring includes non-cash charges of approximately $15.1 million.

        LOSS (GAIN) ON SALE OF ASSETS.    The $0.3 million loss for the year ended December 31, 2002 included a $1.4 million loss on the sale of certain assets related to our U.S. e-mail management product offset by a $1.1 million gain related to the sale of Exactis in May 2001. As part of the sale of Exactis, there were approximately $1.5 million in deferred gains related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. During the first quarter of 2002, we paid Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder paid to the Company immediately. Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance. The remaining loss related to Exactis consists of $0.2 million for unused of prepaid services and $0.1 million from the reversal of unnecessary accruals related to Exactis. The $2.0 million gain for the year ended December 31, 2001 consisted of a $6.1 million gain for the sale of intellectual property related to Sabela and a $0.3 million for the sale of the intellectual property related to AwardTrack, offset by a loss of $4.4 million for the sale of Exactis.

        IMPAIRMENT OF INTANGIBLES ASSETS.    As a result of our on-going business reviews, we determined that the fair value of goodwill and other intangible assets attributable to several of our operating units were less than their carrying values. Accordingly, we recognized $56.7 million in impairment charges to adjust the carrying values in 2001—$26.9 million related to Website Results, $25.3 million related to 24/7 Mail and $4.5 million related to Exactis. There were no impairment charges recorded in 2002.

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS 144 establishes a single model for the impairment of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. As required, we had an external valuation of Goodwill during 2002 for the goodwill that existed at December 31, 2001. We updated this analysis internally for the goodwill that existed at December 31, 2002. Neither analysis indicated an impairment of goodwill.

        INTEREST INCOME, NET.    Interest income related to our cash and cash equivalents and interest expense relates to our notes payable and capital lease obligations. Interest income decreased due to the decrease in our cash and cash equivalents. Interest expense of $0.4 million in 2002 increased due to an increase in the amount and time outstanding of notes payable.

        GAIN ON SALES OF INVESTMENTS.    The gain on sales of investments in 2001 related to the sale of our remaining available-for-sale securities and cost based investment in Idealab!.

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

        OTHER INCOME.    Other income consisted of amounts received for licensing our patents, net of legal expenses.

        LOSS FROM DISCONTINUED OPERATIONS.    On August 6, 2001, we determined that we would cease funding to our European subsidiaries and communicated that to 24/7 Europe NV's Board of Directors. Management of 24/7 Europe shut down all operations. Approximately $30.5 million of the loss from discontinued operations in 2001 related to 24/7 Europe. All revenue, cost and expenses related to the discontinued business are included in this line for the applicable period and prior periods have been reclassified to reflect this presentation in accordance with Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

        On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we accounted for the operations of this component as a discontinued operation. Approximately $29.7 million of the loss from discontinued operations in 2001 related to IMAKE. Our consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144.

        DIVIDENDS ON PREFERRED STOCK.    The Series A and Series B preferred stock issued during 2002 accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors.

        PREFERRED STOCK CONVERSION DISCOUNT.    During the third quarter of 2002, we issued Series A and Series B preferred stock, which are convertible into common stock at prices of $1.02675 and $1.033 per share, respectively. At the time we agreed to the initial terms of the transactions with the third parties, the conversion price of the preferred stock approximated the fair value of our underlying common stock. From the time the agreements were substantially complete until the transactions closed and all contingencies were resolved (e.g. stockholder approval), the stock price increased to approximately $2.30 per share for the Series A and $2.20 for the Series B. As a result of the increase in stock price, the preferred stock was issued at a substantial discount to fair market value. In accordance with GAAP, the beneficial conversion feature, calculated as the difference between market value on the date of issuance and the conversion price, is required to be expensed immediately, however, the discount was limited to the amount of cash allocable to each of the preferred stock transactions. Accordingly, we recorded a non-cash charge of $5.4 million for the Series A preferred stock and $1.25 million for the Series B preferred stock for a total charge of $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2003, we had $21.6 million of cash and cash equivalents. Since inception, we have financed our operations primarily through private placements of equity securities, public offerings of our common stock and debt financing.

        Operating activities used $4.8 million, $13.6 million and $34.8 million in 2003, 2002 and 2001, respectively, resulting primarily from our net loss, adjusted for non-cash items and other working capital changes. Cash flow from operating activities may be impacted in future periods based on the timing and amount of restructuring payments.

        Investing activities used $1.5 million in 2003, related to purchases of computer equipment for general operational purposes, cash used in the acquisition of Insight First and investing in iPromotions. Investing activities provided $3.7 million and $32.4 million in 2002 and 2001, respectively, primarily related to proceeds received from the sale of non-core assets, net of expenses, proceeds from the sale of our investments, primarily chinadotcom Corporation, and cash acquired in acquisitions.

        Financing activities provided $20.2 million in 2003 primarily related to proceeds from the issuance of preferred stock, the issuance of subordinated convertible debentures and the exercise of stock options offset by the settlement of notes to PubliGroupe for $1.5 million in cash and approximately 1.0 million shares of common stock. Financing activities provided $10.2 million in 2002 primarily related to proceeds from the issuance of preferred stock, issuance of notes payable and the exercise of stock options. Financing activities used $0.4 million in 2001 primarily related to payment in settlement for treasury stock, payment of capital lease obligations and the repurchase of a minority interest in 24/7 Canada.

        We have various employment agreements with executives in North America, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.6 million for 2004, including salary and target bonuses. These contracts call for severance-related payments upon involuntary termination, which range in amount from three months to one year's salary. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of February 29, 2004, there were approximately 65 employees in Europe whose annualized base salaries were approximately $4.5 million.

        As of December 31, 2003, we had approximately $1.7 million remaining of cash outlays relating to restructuring and exit costs consisting of severance and rent. We expect to pay approximately $1.0 million in 2004, $0.2 million in each of the years from 2005 to 2007 and $0.1 million in 2008.

        No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 2003, we had approximately $167.4 million of U.S. net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2023. As a result of various equity transactions during 2000, 1999, and 1998, we believe that we have undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, utilization of a substantial part of the net operating loss carryforward is limited. Due to our history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize our deferred tax assets. Accordingly, these assets have been fully reserved. During 2003 and 2002, the valuation allowance decreased by $19.4 million and

$12.5 million, respectively. Of the total valuation allowance of $71.2 million, tax benefits recognized in the future of approximately of $3.8 million will be applied directly to additional paid in capital. This amount relates to the tax effect of employee stock option deductions included in our net operating loss carryforward.

        Our capital requirements depend on numerous factors, including market demand for our services, the capital required to maintain our technology, and the resources we devote to marketing and selling our services. We may sell additional equity or debt securities that would result in further dilution to our stockholders. Stockholders may experience extreme dilution due both to our current stock price and the significant amount of financing we may raise. These securities may have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations. Our subordinated convertible debentures limit our ability to incur additional debt.

        We believe that our existing cash and cash equivalents and cash flow from operating activities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

CONTRACTUAL OBLIGATIONS

        As of December 31, 2003, our principal commitments consisted of $15.0 million principal amount of our subordinated convertible debentures and our obligations under operating and capital leases.

        Our contractual obligations are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt obligations	$15,000	—	$15,000	—	—
Capital lease obligations	65	51	14	—	—
Operating lease obligations (1)	8,193	2,676	3,839	1,678	—
Purchase obligations	—	—	—	—	—
Warrant liability	3,595	3,595	—	—	—
Other long term liabilities	318	21	193	104	—

Total obligations	$27,171	$6,343	$19,046	$1,782	$—

(1)
Operating lease obligations primarily include rental payments for office facilities. As of December 31, 2003, we have recorded restructuring reserves totaling approximately $1.2 million relating to excess space at these facilities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board issued interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consolidation in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applied in the fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 does not have a material impact on our financial position or results of operations.

        Derivative Instruments and Hedging Activities.    SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 does not have any impact on our consolidated financial statements.

        Financial Instruments with Characteristics of Both Liabilities and Equity.    In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have any impact on our consolidated financial statements.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NEVER BE PROFITABLE.

        We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any period and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $12.0 million and $17.5 million for the twelve months ended December 31, 2003 and 2002, respectively. Each of our predecessors had net losses in every year of their operation. We may incur operating losses for the foreseeable future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS.

        We have a limited operating history. You must consider the risks, expenses and difficulties typically encountered by companies with limited operating histories, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

  •
  develop new relationships and maintain existing relationships with our Web sites, advertisers, search engine providers and other third parties;

  •
  continue to develop and upgrade our technology;

  •
  respond to competitive developments;

  •
  implement and improve operational, financial and management information systems;

  •
  adapt to industry consolidation; and

  •
  attract, retain and motivate qualified employees.

        Our limited operating history makes it difficult to predict future revenues and operating expenses.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS MODEL.

        A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, advertising agencies and Web publishers. The profit potential for this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, advertising agencies and Web publishers. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available advertisement space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

        Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services such as 24/7 Search, Open Advertiser and Insight. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising. Demand for our new solutions may not emerge or become sustainable.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

        At times in the past and in certain segments, our revenues have grown significantly and also have decreased during certain periods and in certain segments. Accurate predictions of future revenues are difficult because of the rapid changes in our markets and our possible need to sell assets to fund operations. We have also acquired or disposed of various subsidiaries and product lines over the last several years. Accordingly, investors should not rely on past revenue growth rates as an indicator of future revenue growth.

        Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

  •
  the addition of new or loss of existing clients;

  •
  changes in fees paid by advertisers or other clients;

  •
  changes in service fees payable by us to owners of Web sites, or advertisement serving fees payable by us to third parties;

  •
  the demand by advertisers and Web publishers for our advertising solutions;

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

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS BY SEASON AND DUE TO GENERAL ECONOMIC CONDITIONS.

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

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING INVENTORY AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

        Our success depends in part on our ability to effectively manage our existing advertising inventory. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers' changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

        We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers' and Web publishers' willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

OUR TECHNOLOGY SOLUTIONS MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION.

        Open AdSystem is our proprietary advertisement serving technology that is intended to serve as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform. Some of these products, such as our Open Advertiser, Insight ACT and Insight SE products, are not yet available or are only available in beta version to some or all of our customers. We must, among other things, ensure that the technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. We must further complete development of our beta products. This development effort could fail technologically or could take more time than expected. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

WE HAVE SUBSTANTIAL DEBT, AND WE MAY NOT GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

        In September 2003, we issued to a single holder a 2% subordinated convertible debenture in the principal amount of $15.0 million that matures in September 2006. The amount of our debt could have important consequences, including:

  •
  impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

  •
  requiring us to dedicate a substantial portion of any operating cash flow that we generate to paying principal and interest on indebtedness, thereby reducing the funds available for operations;

  •
  limiting our ability to grow and make capital expenditures due to the covenants contained in our debt arrangements;

  •
  impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise;

  •
  placing us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  making us more vulnerable if there is an economic downturn or if our business experiences difficulties.

        If we cannot generate sufficient additional cash flow, we may not be able to meet our debt service obligations, repay our debt when due, or comply with other covenants in the subordinated convertible debentures. If we breach the debentures, the investor could require repayment of all amounts owed, and we may not have sufficient cash reserves to repay such amounts.

WE MAY BE UNABLE TO RAISE THE FUNDS NECESSARY TO REPAY OR REFINANCE OUR INDEBTEDNESS. THE ISSUANCE OF STOCK UPON REDEMPTION OF OUR SUBORDINATED CONVERTIBLE DEBENTURES MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS.

        Stockholders could experience substantial dilution resulting from our election to pay the semi-annual accrued interest due in common stock or repay the principal amount in common stock. We are obligated to make semi-annual interest payments on January 1 and July 1 of each year and the entire principal face amount of the debentures is due and payable on September 26, 2006. We may elect to pay interest in cash, in shares of our common stock or in additional debentures. In addition, if, after September 26, 2005, the price of our common stock does not exceed the conversion price of the debentures for a period of five consecutive trading days we may be required to repurchase $7.5 million in principal amount of the debentures on September 26, 2005. We may elect to repay the principal amount of the debentures in cash or in shares of our common stock. If we so elect, payment in shares shall be based upon ninety percent of the average of the volume weighted average price of our common stock on the principal market as reported by Bloomberg Financial L.P. during the five trading days immediately prior to the interest payment date, in the case of an interest payment, or during the

15 trading days immediately prior to the maturity date, in the case of the repayment of the principal amount of the debentures.

        If we decide to repay the principal in cash we will need additional capital to fund this obligation. Our ability to arrange financing and the cost of this financing will depend upon many factors, including: general economic and capital market conditions generally, and in particular the non-investment grade debt market; credit availability from banks or other lenders; investor confidence in our industry generally and our company specifically; and provisions of tax and securities law that are conducive to raising capital.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

        An unforeseen reduction in our revenues, an impairment of our receivables, or an increase in expenses or capital expenditures may require us to raise additional funds to continue operations. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock. Our subordinated convertible debentures limit our ability to incur additional debt, and any future indebtedness that we may incur could contain covenants that restrict our operating flexibility.

        We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

        Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially and adversely affected.

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR'S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

        We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings release and investor conference call. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

OUR ACQUISITIONS, WHICH ARE IMPORTANT TO OUR GROWTH, MAY NOT BE SUCCESSFUL.

        We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired other companies. We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. If we acquire additional companies, we will continue to face risks of integrating and improving our financial and management controls, advertisement serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

  •
  the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

  •
  the diversion of management's attention from other business concerns;

  •
  the availability of favorable acquisition financing for future acquisitions; and

  •
  the potential loss of key employees of any acquired business.

Our inability to successfully integrate any acquired company, or failure to achieve any expected synergies, could adversely affect our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE REAL MEDIA KOREA CO., LTD. INTO OUR COMPANY.

        In January 2004, we completed our acquisition of Real Media Korea Co., Ltd. We may not realize the anticipated financial and strategic goals of this acquisition, and this acquisition may not be successful. The success of this acquisition will depend in part on our ability to expand the business of Real Media Korea into new geographical markets in the region. We may have difficulty integrating the business and operations of Real Media Korea or retaining their key personnel as well as implementing and maintaining standards, controls, procedures and policies that are consistent with ours. Additionally, our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

        Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF A SIGNIFICANT AMOUNT OF GOODWILL AND/OR INTANGIBLE ASSETS ON OUR BALANCE SHEET.

        In the course of our operating history, we have acquired and disposed of numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. The goodwill and/or intangible assets were recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

        To improve our operating performance, we may determine to acquire other assets or businesses complementary to our business and, as a result, we may record additional goodwill and/or intangible assets in the future. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, "Business Combinations," such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A SMALL NUMBER OF SEARCH ENGINE CLIENTS, AND THE LOSS OF A SINGLE SEARCH ENGINE CLIENT COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

        We have generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engines, including Alta Vista, Ask Jeeves, Google, MyGeek and Overture. We expect that a small number of search engine clients will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of any of our primary search engine relationships could cause a significant decrease in 24/7 Search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients' operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our 24/7 Search revenue.

OUR CUSTOMERS AND PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        As a result of unfavorable conditions in the capital markets, some of our customers may have difficulty raising sufficient capital to support their long-term operations. As a result, these customers have reduced their spending on Internet advertising, which has materially and adversely affected our business, financial condition and results of operations. In addition, we have entered into a strategic business relationship with Lycos, and may enter into similar relationships with other companies. These companies may experience similar adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us. Such an event could have a material adverse impact on our business, financial condition and results of operations.

WE HAVE SIGNIFICANT OBLIGATIONS UNDER OUR AGREEMENT WITH LYCOS.

        We recently entered into an agreement with Lycos, Inc. to provide media sales, advertisement serving and analytics technology services to Lycos' U.S. Web properties. This agreement requires us to make a minimum annual payment of $10 million in 2004, along with an initial payment of $4.5 million to be paid to Lycos over the course of 2004. We are also required to make minimum annual payments in each subsequent year during the term of the agreement. Our minimum annual payments under this agreement could increase during the term of the agreement. To the extent that we fail to sell adequate advertising space on Lycos' Web properties, or if prices for advertising space fall below our expectations, our obligations under this agreement may materially and adversely affect our business, results of operations and financial condition. In addition, we expect that Lycos will generate a significant portion of our revenues. If we or Lycos is acquired, Lycos may have the right to terminate the agreement.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

        Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly David J. Moore, our Chief Executive Officer, David Hills, our President, Media Solutions, and Tony Schmitz, our Chief Technology Officer and President, Technology Solutions. The loss of the services of one or more of these persons could materially and adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. We may be unable to retain our key personnel or attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

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

SOME OF OUR SOFTWARE IS LICENSED FROM THIRD PARTIES.

        Some of our products, including one or more modules for our Open AdSystem platform, contain software licensed from third parties. Some of these licenses may not be available to us in the future or on terms that are acceptable or allow our products to remain competitive. Our inability to use any of this third party software could result in shipment delays, delays in the development of future products or enhancements of existing products, or other disruptions in our business, which could materially and adversely affect our business, financial condition and operating results.

OUR OPERATIONS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER EVENTS, INCLUDING TERRORIST ATTACKS, BECAUSE WE HAVE LIMITED BACKUP SYSTEMS.

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

        In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdSystem technology resides on computer systems located in our data centers housed by Cable & Wireless in the United States and Level3 Communications in Europe. These systems'

continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

        In addition, terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients' customers and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES.

        We have operations in a number of international markets, including Asia, Canada and Europe. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

  •
  changes in regulatory requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  general import/export restrictions relating to encryption technology and/or privacy;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  political and economic instability;

  •
  fluctuations in currency exchange rates; and

  •
  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

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

        In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition and results of operations could be materially adversely affected. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our trademarks and service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

WE HAVE A VERY SUBSTANTIAL OVERHANG OF COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK WILL CAUSE SUBSTANTIAL DILUTION AND MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

        As of January 31, 2004, there were approximately 25.6 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 14.8 million shares of common stock that may be sold into the market in the future, including approximately 4.5 million shares of our common stock issuable upon exercise of options, 8.1 million shares of our common stock issuable upon conversion of our outstanding preferred stock and related warrants and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

OUR SHARE PRICE MAY BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

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

THE POWER OF OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE SHARES OF STOCK COULD HAVE AN ADVERSE EFFECT ON HOLDERS OF OUR COMMON STOCK.

        We are authorized to issue up to 350,000,000 shares of common stock, which may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders. Our Certificate of Incorporation also authorizes us to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a change in control.

THE VALUE OF OUR SHARES COULD DECLINE AS A RESULT OF A REVERSE STOCK SPLIT OF OUR COMMON STOCK.

        In connection with the implementation of a one-for-five reverse stock split of our common stock, which took effect on February 27, 2004, the number of issued and outstanding shares of common stock was reduced to one-fifth of the number of shares of our common stock then outstanding. The par value of the common stock remained unchanged at $0.01 per share and the number of authorized shares of common stock also remained unchanged. We cannot predict the effect of the reverse stock split upon the market price of our common stock and the history of reverse stock splits for companies in similar circumstances is varied. The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split and there may not be a sustained increase in the trading price of our common stock after giving effect to the reverse stock split. Moreover, the trading price may not remain above the thresholds required by the Nasdaq Stock Market and we may not be able to continue to meet the other continued listing requirements of the Nasdaq Stock Market.

SUNRA CAPITAL HOLDINGS LTD. AND PUBLIGROUPE USA HOLDING, INC. COLLECTIVELY CONTROL A SUBSTANTIAL PORTION OF OUR TOTAL OUTSTANDING VOTING POWER AND WILL LIKELY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS AND PREVENT A CHANGE OF CONTROL.

        Sunra Capital Holdings Ltd. is currently the beneficial owner of 8.4 million shares of our common stock. PubliGroupe USA Holding, Inc. is the beneficial owner of 2.5 million shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors. Additionally, the terms of the Series A Preferred Stock, owned solely by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

        Based on their voting power, Sunra and PubliGroupe may effectively be able to determine the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions, and may be in a position to prevent a change in control of 24/7 Real Media even if a majority of our other stockholders were in favor of the transaction. In addition, Sunra has the right to designate for election one member of our board of directors.

OUR PREFERRED STOCK HAS LIQUIDATION PREFERENCE AND PARTICIPATION RIGHTS THAT COULD REDUCE OR ELIMINATE ANY PROCEEDS AVAILABLE TO OUR COMMON STOCKHOLDERS UPON A SALE OF OUR COMPANY.

        Under certain circumstances, upon our sale, liquidation or dissolution, our Series A and Series C preferred stockholders may be entitled to receive an aggregate liquidation preference of $8.3 million plus accrued dividends, before our common stockholders receive any payment. After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis. As a result, in the event of our sale, liquidation or dissolution, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

        We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. In addition, our subordinated convertible debentures restrict our ability to pay cash dividends on our common stock. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and any other factors that the Board of Directors decides is relevant.

RISKS RELATED TO OUR INDUSTRY.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

        The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet advertising other than clickthrough rates, which generally have been declining. Such standards may not develop to sufficiently support the Internet as a significant advertising medium. Actual or perceived ineffectiveness of online advertising in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

OUR FAILURE TO COMPETE SUCCESSFULLY MAY HINDER OUR GROWTH.

        The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

  •
  the timing and market acceptance of new products and enhancements of existing services developed by us and our competitors;

  •
  changing demands regarding customer service and support;

  •
  shifts in sales and marketing efforts by us and our competitors; and

  •
  the ease of use, performance, price and reliability of our services and products.

        Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. We may be unable to compete successfully against current or future competitors. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising, which could limit the growth of Internet advertising.

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

        The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our Open AdSystem technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which we are an associate member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information.

        Although our compliance with the NAI's guidelines and applicable federal and state laws and regulations has not had a material adverse effect on us, additional, more burdensome federal or state laws or regulations, including antitrust and consumer privacy laws, could be enacted or applied to us or our clients, which could materially and adversely affect our business, financial condition and results of operations.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

        Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as "cookies", on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our Open AdSystem technology targets advertising to users through the use of cookies and other non-personally-identifying information. Open

AdSystem enables the use of cookies to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Microsoft Corporation has changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users that we can profile anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

        If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that would allow us to gather demographic and behavioral information. While such technology currently exists, it is substantially less effective than cookies. Replacement of cookies could require significant engineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be commercially feasible.

WE DEPEND ON PROPRIETARY RIGHTS, AND WE FACE THE RISK OF INFRINGEMENT.

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

        We have licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. The value of our proprietary rights could decline in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

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

        From time to time, we may selectively pursue claims of infringement of our patents and other intellectual property rights by third parties. Such claims and any resultant litigation, such as our ongoing litigation with aQuantive, Inc., present the risk that a court could determine, either preliminarily or finally, that some of our patents or other intellectual property rights are not valid, which may make it difficult to sell our technology solutions and may lead to a loss of and an inability to generate licensing revenue from our patents. In addition, even if we prevail, such litigation could be time-consuming and expensive to pursue, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. See "Business—Legal Proceedings."

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LIABILITY.

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

WE FACE RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE.

        The Internet and Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. Our future success will depend on our ability to adapt to rapidly changing technologies and to enhance existing solutions and develop and introduce a variety of new solutions to address our customers' changing demands. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, our new solutions or enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

OUR NETWORK OPERATIONS MAY BE VULNERABLE TO HACKING, VIRUSES AND OTHER DISRUPTIONS, WHICH MAY MAKE OUR PRODUCTS AND SERVICES LESS ATTRACTIVE AND RELIABLE.

        Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2003 (in thousands):

	2003	2004	2005	2006	Thereafter	Total
Assets:
Cash and cash equivalents	$21,645	$—	$—	$—	$—	$21,645
Average interest rate	0.94%					0.94%
Liabilities:
2% Subordinated convertible debentures	$—	$—	$—	$15,000	$—	$15,000
Average interest rate				2.00%		2.00%

         The 2% subordinated convertible debentures due 2006 contains a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at December 31, 2003 is immaterial to the financial position. We will review the value of the derivative on a quarterly basis in the future, in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As of December 31, 2003, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

        We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in European currencies. The effect of foreign exchange rate fluctuations for 2003, 2002 and 2001 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. As of December 31, 2003, we had $2.9 million in cash and cash equivalents denominated in foreign currencies.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable-assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The following table provides information concerning our current named executive officers and directors:

Name	Age	Position and Offices Held
David J. Moore	51	Chairman of the Board and Chief Executive Officer
David B. Hills	48	President, Media Solutions
Jonathan K. Hsu	31	Executive Vice President and Chief Financial Officer
Mark E. Moran	42	Executive Vice President, General Counsel and Secretary
Tony Schmitz	44	Chief Technology Officer and President, Technology Solutions
Christopher J. Wagner	47	Chief Executive Officer, Real Media Europe
Douglas C. Wagner	37	President, 24/7 Search, Inc.
Robert J. Perkins	55	Director
Arnie Semsky	57	Director
Joseph W. Waechter	49	Director
Moritz F. Wuttke	37	Director
Valentine J. Zammit	55	Director

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

        David B. Hills has served as our President, Media Solutions since August 2003. From July 2001 to August 2003, Mr. Hills served as Chief Operating Officer and President of Sales for About Inc., an Internet search engine company. From 1987 to 2001, Mr. Hills held various executive positions for subsidiaries of Cox Communications, including Vice President of Sales for Cox Interactive Media, which owns and operates several Web sites focused on local content, from July 1999 to July 2001; Vice President and director of Cox Interactive Sales, which operated an Internet advertising network, from May 1994 to July 1999; and Vice President for Telerep, a television and radio advertising sales representation firm, from 1987 to 1994. Mr. Hills received a B.A. in Communications from Bethany College (W. Va) and an M.S. in Communications from Boston University.

        Jonathan K. Hsu has served as our Executive Vice President—Chief Financial Officer since January 2004, as our Senior Vice President—Corporate Development from March 2002 to January 2004, and as our Vice President—Corporate Development from November 2001 to March 2002. Prior to that, he had served as Vice President—Corporate Development of Real Media, Inc. since March 2000. From June 1998 to March 2000, Mr. Hsu was a senior associate in the Global Mergers and Acquisitions Group of JP Morgan Chase Securities. From September 1995 to June 1998, Mr. Hsu was a partner in American Lead Ventures. Mr. Hsu received an M.B.A. in Finance and Strategic Management from the Wharton School of Business and a B.A. in Economics from Harvard University.

        Mark E. Moran has served as our Executive Vice President since March 2002, and as our Senior Vice President from April 1998 to March 2002. He has also served as our General Counsel and

Secretary since April 1998. From June 1993 to April 1998, Mr. Moran was an associate attorney at the law firm of Proskauer Rose LLP. From April 1986 to May 1993, Mr. Moran was a financial analyst in the Securities Processing Division of The Bank of New York. Mr. Moran received a J.D. degree from Fordham Law School, an M.B.A. degree in Finance from Fordham Graduate School of Business and a B.A. degree in Economics from The University of Virginia.

        Tony Schmitz has served as our Chief Technology Officer since January 2003 and as our President, Technology Solutions since December 2003. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly USWeb/CKS), an Internet services firm, from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies, a network integration company, from June 1997 to June 1998 and as a principal at Reach Networks, an online services development company, from 1988 to 1997. Mr. Schmitz received a B.S. in Business from the State University of New York at Albany.

        Christopher J. Wagner has served as Chief Executive Officer of our subsidiary, Real Media Europe, since November 2001, and also served as our Director of Technology from January to November 2001 and Director of Business Development from May 2000 to January 2001. Prior to joining Real Media Europe, Mr. C. Wagner served as operations analyst of PSINet Europe, an Internet services company, from 1998 to 2000. Mr. C. Wagner received a J.D. degree from Stanford Law School, an M.P.A. with concentration in financial markets and analysis from Harvard University and a B.Mus. in music from Northwestern University, and is a member of the bars of New York and South Dakota.

        Douglas C. Wagner has served as President of our subsidiary, 24/7 Search, Inc., formerly 24/7 Website Results, since we acquired it in August 2000. He also served as President of Website Results, Inc. from July 1999 to August 2000. From February 1998 to June of 1999, Mr. D. Wagner was President of Phoenix Financial, LLC, a financial services firm in Baltimore. From November 1996 to January 1998, Mr. D. Wagner was a partner in an online Web site development and marketing business which later became Website Results, LLC. Mr. D. Wagner received a B.S. in Management and an M.B.A. in Marketing and Finance from The Pennsylvania State University.

        Robert J. Perkins has been a director since October 2001. Mr. Perkins has served as a self-employed marketing consultant since 2001. He was a partner at the Peppers and Rogers Group, a leading global customer relationship management consulting firm, from 1999 to 2001. In 1998, he founded and became Chief Executive Officer of Chamber Communications, a for-profit branch of the U.S. Chamber of Commerce. He was Chief Marketing Officer at Playboy Enterprises from 1996 to 1998 and at Calvin Klein Inc. from 1994 to 1996. Prior to that, Mr. Perkins was Senior Vice President of Marketing at Pizza Hut from 1991 to 1994. Before beginning his business career, Mr. Perkins was a USAF Instructor Pilot in T-38A supersonic, fighter-type aircraft. Mr. Perkins received an M.A. degree from Texas Tech University and a B.B.A. degree from the University of Iowa.

        Arnie Semsky has been a director since June 1998. Mr. Semsky has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies, for 20 years. Prior to that time, he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of Interep, SportsVision and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies, including BrandEra.com, On2.com and CoolHunter.com. Mr. Semsky received a B.A. degree in English from Pace University.

        Joseph W. Waechter has been a director since July 2002. Mr. Waechter has served as a director and the President of Sunra Capital Holdings, Ltd., an investment firm, since May 2002. From 1998 to September 2002, he was a director of Merchants Group International, an investment firm, and since

September 2002 has been a director of California Pacific Capital, an investment firm. From 1989 to December 1997, Mr. Waechter served as Chairman and Chief Executive Officer of United Micronesia Development Association, Inc., a holding company with investments in the tourism, telecommunications and airline industries, and from 1989 through 1997, he served as a director of Continental Micronesia, Inc., a commercial airline. From 1994 to 1997, Mr. Waechter served as Chairman, Chief Executive Officer and a director of Danao International Holdings, a developer of golf, hotel and resort projects in Vietnam. From 1972 to 1987, Mr. Waechter served in a number of positions with DHL Worldwide Express, an international air express delivery company, including President and Chief Executive Officer from September 1983 through 1987. Mr. Waechter received a B.A. degree from San Francisco State University.

        Moritz F. Wuttke has been a director since October 2001. Mr. Wuttke has been the Head of Business Development at PubliGroupe SA since October 2001 and was the Head of e-Business Development at PubliOnline, the new media division of PubliGroupe, from October 1999 to October 2001. From January 1997 to July 1999, Mr. Wuttke was a Managing Director and partner of Artemedia Online SA, a Swiss interactive media agency. From April 1995 to December 1996, Mr. Wuttke was a Vice President for Multimedia Development SA, which provided multimedia and Web publishing services. From April 1994 to March 1995, Mr. Wuttke was a founder and managing director of OnlinePark GmbH, the first Internet access and consumer portal in Germany. Mr. Wuttke received masters degrees in Science and Business Administration from the Technical University of Berlin.

        Valentine J. Zammit has been a director since October 2001. Mr. Zammit is currently a self-employed consultant on financial and accounting matters to a number of companies, and previously served as President and Chief Executive Officer of True North Diversified Companies, an advertising company, from 1998 to 2001. From 1988 to 1998, Mr. Zammit was Chief Financial Officer and Vice Chairman of Bozell, Jacobs, Kenyon & Eckhardt, an advertising agency. He also previously held positions at Young & Rubicam, a marketing and communications company, and the accounting firm Price Waterhouse. Mr. Zammit received a B.A. degree in Accounting from Manhattan College.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

        We have a standing Audit Committee that was established by the Board of Directors.

        The members of our Audit Committee are Mr. Zammit (Chair), Mr. Perkins and Mr. Waechter. The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Zammit and Mr. Waechter are each an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Each of Mr. Zammit, Mr. Gerbert and Mr. Waechter is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE

        The Compensation Committee, composed of Mr. Semsky and Mr. Wuttke, directors who qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, approves the salaries and other benefits of our executive officers and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 and 2002 Stock Incentive Plans and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the compensation committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices.

COMPENSATION OF DIRECTORS

        Effective with the Annual Meeting of Stockholders in 2003, each non-employee director will be paid a cash fee of $1,000 for each regularly scheduled meeting of the Board of Directors attended. All members of the Board of Directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan. In October 2001, each continuing director received a non-qualified option to purchase 10,000 shares of common stock at the fair market value on the date of grant, such option to vest in three equal annual installments; an identical grant has been made to each new director appointed since October 2001 and is expected to be made to each new director appointed in the future. On the date of each Annual Meeting of Stockholders, each director will also receive a non-qualified option to purchase 3,333 shares of common stock at the fair market value on the date of grant, prorated for directors who have served for less than one year since their initial grant. Additionally, in September 2002, each continuing and newly appointed director was issued a one-time grant of shares of common stock with a value of $12,000.

EXECUTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

        We have entered into employment agreements providing for annual compensation in excess of $100,000 with certain of our executive officers. The material terms of the employment agreements generally are as follows:

  (i)
  the employment term runs through December 31, 2004, except as stated below, and is automatically renewable for successive one-year terms unless either party gives written notice to the other at least six months prior to the expiration of the then current employment term;

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

        Our employment agreement with David J. Moore provides for an annual base salary of $270,450 and a target bonus of $325,000 for 2004. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to his annual base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Jonathan Hsu provides for an annual base salary of $200,000 and a target bonus of $100,000 for 2004. If we terminate Mr. Hsu without cause, he is entitled to receive severance pay in an amount equal to six month's of his base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Mark E. Moran provides for an annual base salary of $185,658 and a target bonus of $100,000 for 2004. If we terminate Mr. Moran without cause, he is entitled to receive severance pay in an amount equal to 4.5 months of his base salary, plus three-eighths of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Tony Schmitz provides for an annual base salary of $150,000 and a target bonus of $50,000 for 2004. If we terminate Mr. Schmitz without cause, he is entitled to receive severance pay in an amount equal to six months' base salary.

        Our employment agreement with Christopher J. Wagner provides for an annual base salary of CHF 261,885 and a target bonus of CHF 125,000 for 2004. If we terminate Mr. C. Wagner without cause, he is entitled to receive severance pay in an amount equal to six months' base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Douglas C. Wagner provides for an annual base salary of $162,225 and a target bonus of $125,000 for 2004. If we terminate Mr. D. Wagner without cause, he is entitled to receive severance pay in an amount equal to six months' base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with David Hills provides for an annual base salary of $225,000 and a target bonus of $250,000 for 2004. If we terminate Mr. Hills without cause, he is entitled to receive severance pay in an amount equal to six month's base salary.

ITEM 11. Executive Compensation.

        Executive Compensation

        The following table provides information about the compensation paid or payable by us for each of the last three fiscal years for services rendered in all capacities to our Chief Executive Officer and our executive officers who earn more than $100,000 per year.

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Annual Salary	Bonus	Other Compensation	Securities Underlying Options (#)	All Other Compensation
David J. Moore	2003	$262,573	$371,800	$—	164,130	$—
Chief Executive Officer(1)	2002	$255,000	$282,704	$208,750	345,250	$—
	2001	$225,000	$62,000	$—	58,500	$—
Norman M. Blashka	2003	$210,000	$178,125	$—	115,294	$—
Chief Financial Officer(2)	2002	$200,000	$155,382	$81,250	177,750	$—
	2001	$33,333	$—	$—	—	$122,500	(6)
Jonathan K. Hsu	2003	$176,750	$135,800	$—	99,412	$—
Senior Vice President(3)	2002	$159,668	$59,636	$—	60,000	$—
	2001	$25,333	$—	$—	—	$115,000	(6)
Mark E. Moran	2003	$180,250	$164,400	$—	95,075	$—
General Counsel(4)	2002	$163,332	$86,986	$48,281	144,781	$—
	2001	$157,500	$39,375	$—	18,000	$—
Christopher J. Wagner	2003	$195,027	$36,797	$—	102,335	$—
Chief Executive Officer—Europe(5)	2002	$158,990	$23,434	$—	—	$—
	2001	$24,686	$—	$—	—	$—

(1)
A portion of Mr. Moore's base salary and bonuses for 2001-2003 was paid in shares of our common stock.

(2)
Mr. Blashka joined us in November 2001; a portion of Mr. Blashka's 2002 and 2003 base salary and bonuses was paid in shares of our common stock; Mr. Blashka terminated his employment with us on January 9, 2004.

(3)
Mr. Hsu joined us in November 2001; a portion of Mr. Hsu's 2002 and 2003 base salary and bonuses was paid in shares of our common stock.

(4)
A portion of Mr. Moran's 2003 and 2002 base salary and bonuses was paid in shares of our common stock.

(5)
Mr. Wagner was named an executive officer in 2003; a portion of Mr. Wagner's 2002 and 2003 base salary was paid in shares of our common stock.

(6)
All other compensation represents bonuses paid to Mr. Blashka and Mr. Hsu for services rendered to Real Media in connection with our acquisition of Real Media in October 2001.

STOCK OPTIONS

        The following table contains information concerning the grant of options to each of our executive officers during the year ended December 31, 2003. We did not grant any stock appreciation rights in 2003.

OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2003

	Individual Grants
Name	# of Securities Underlying Options Granted(#) (1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Share)	Expiration Date(4)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
David J. Moore	44,130	2.0	$1.05	3/19/13	$29,141	$73,848
	120,000	5.3	$1.15	1/13/13	$86,787	$219,936

Total	164,130	7.3%			$115,928	$293,784
Norman M. Blashka	17,647	0.8	$1.05	3/19/13	$11,653	$29,531
	80,000	3.5	$1.15	1/13/13	$57,858	$146,624

Total	97,647	4.3%			$69,511	$176,155
Jonathan K. Hsu	29,412	1.3	$1.05	3/19/13	$19,422	$49,219
	70,000	3.1	$1.15	1/13/13	$50,626	$128,296

Total	99,412	4.4%			$70,047	$177,514
Mark E. Moran	15,147	0.7	$1.05	3/19/13	$10,002	$25,347
	80,000	3.5	$1.15	1/13/13	$57,858	$146,624

Total	95,147	4.2%			$67,860	$171,971
Christopher J. Wagner	22,336	1.0	$1.05	3/19/13	$14,749	$37,376
	80,000	3.5	$1.15	1/13/13	$57,858	$146,624

Total	102,336	4.5%			$72,607	$184,000

(1)
All options were granted pursuant to the 1998 or 2002 Stock Incentive Plans.

(2)
The total number of options granted to directors and employees in 2003 was 2,257,622.

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

        The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 2003 and the value of outstanding and unexercised options held as of December 31, 2003. There were no stock appreciation rights exercised during 2003 and none were outstanding as of December 31, 2003.

AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 2003 AND FISCAL
YEAR-END OPTION VALUES

			Number ofSecurities UnderlyingUnexercised Options At December 31, 2003		Value of Unexercised In-the-Money Options At December 31, 2003(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Moore	—	—	506,250	86,630	$2,465,228	$485,210
Norman M. Blashka	150,000	$151,500	199,416	45,981	$1,106,761	$256,957
Jonathan K. Hsu	—	—	111,875	47,537	$618,906	$266,770
Mark E. Moran	—	—	239,412	44,766	$1,144,110	$249,968
Christopher J. Wagner	—	—	90,399	90,451	$501,716	$504,239

(1)
Based on the closing market price of the common stock as reported by Nasdaq on December 31, 2003 of $1.34 per share.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. In mid-2003, the Securities and Exchange Commission amended its rules to require that substantially all Section 16 reports be filed within two days of a reportable event, and that all filings be effected through the Commission's EDGAR filing system. Based on materials provided to us, all such required reports were filed on a timely basis in 2003 except that a Form 4 was filed late for each of David J. Moore, Christopher J. Wagner, Douglas Wagner, Tony Schmitz, Joseph W. Waechter and Valentine Zammit in connection with their purchases of our Series C Preferred Stock. Such filings were delayed in large part due to inability to obtain EDGAR identification codes for the filers on a timely basis.

        In mid-2003, the Securities and Exchange Commission amended its rules to require that substantially all Section 16 reports be filed within two days of a reportable event, and that all filings be effected through the Commission's EDGAR filing system.

CODE OF ETHICS

        We intend to seek authorization from our board of directors, at its next regularly scheduled meeting, of a statement of business conduct and code of ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. This statement and code will be posted on our website http://www.247realmedia.com.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of January 31, 2004, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our current directors and executive officers; and (iii) our current directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
Executive Officers and Directors
David J. Moore(2)	1,423,458	5.4%
Robert J. Perkins(3)	12,995	*
Arnie Semsky(4)	17,526	*
Joseph W. Waechter(5)	8,443,489	25.6%
Moritz F. Wuttke(6)	12,995	*
Valentine J. Zammit(7)	104,835	*
David B. Hills(8)	43,667	*
Jonathan K. Hsu(9)	170,069	*
Mark E. Moran(10)	379,925	1.5%
Tony Schmitz(11)	53,917	*
Christopher J. Wagner(12)	190,406	*
Douglas C. Wagner(13)	77,427	*
All current directors and officers as a group (12 persons)(14)	10,930,709	31.7%
Beneficial Holders of 5% or more
Sunra Capital Holdings Limited(15)	7,954,243	24.2%
PubliGroupe USA Holding, Inc.(16)	2,509,101	9.8%
Riverview Group LLC(17)	2,074,859	7.5%
RS Investment Management Co. LLC(18)	1,714,726	6.7%

*
Represents less than 1% of the outstanding common stock.

(1)
Percentage is based on total outstanding shares of common stock of 25,624,071 as of January 31, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of January 31, 2004 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 1250 Broadway, New York, NY 10001.

(2)
Includes (i) 42,293 shares of common stock held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore; Mr. Moore's wife is the co-trustee of each such trust; (ii) 206,971 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (iii) 20,697 shares of common stock issuable upon exercise of warrants; and (vi) vested options to purchase 567,880 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 145,000 shares of common stock not exercisable within 60 days of January 31, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(3)
Includes vested options to purchase 7,778 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 8,889 shares of common stock not exercisable within 60 days of January 31, 2004.

(4)
Includes vested options to purchase 12,309 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 9,045 shares of common stock not exercisable within 60 days of January 31, 2004.

(5)
Includes (i) 7,304,602 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Sunra Capital Holdings Limited ("Sunra"); (ii) 649,641 shares of common stock held by Sunra; (iii) 480,695 shares of common stock held by the Joseph W. Waechter and Anita A. Waechter Revocable Trust dated June 10, 1998. Includes vested options to purchase 3,611 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 10,556 shares of common stock not exercisable within 60 days of January 31, 2004. The number of shares of common stock issuable upon conversion of shares of Series A Preferred Stock is subject to anti-dilution adjustments. As a result of an agreement between us and Sunra entered into to assure compliance with Nasdaq's voting rights requirements set forth in Nasdaq Marketplace Rule 4351, 172,528 of the shares held by Sunra will be voted by us on all matters presented to the stockholders in the same proportion as all other shares of common stock voted on the matter. Mr. Waechter is also (i) a director and the President of Sunra, (ii) the sole member and manager of California Pacific Capital LLC ("CPC"), which holds sole voting and dispositive power over our shares held by Sunra pursuant to a Management Agreement between Sunra and CPC, and (iii) a trustee of the Waechter Trust.

(6)
Includes vested options to purchase 7,778 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 8,889 shares of common stock not exercisable within 60 days of January 31, 2004. Mr. Wuttke is an officer of PubliGroupe, SA, the parent company of PubliGroupe USA Holding, Inc. Mr. Wuttke disclaims beneficial ownership over shares held by PubliGroupe USA Holding, Inc.

(7)
Includes (i) 82,788 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 8,279 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 3,333 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 8,889 shares of common stock not exercisable within 60 days of January 31, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(8)
Includes (i) 24,000 shares of restricted stock granted pursuant to the 2002 Stock Incentive Plan that are subject to forfeiture under the terms of the grant; and (ii) vested options to purchase 11,666 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 88,334 shares of common stock not exercisable within 60 days of January 31, 2004.

(9)
Includes vested options to purchase 148,162 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 91,250 shares of common stock not exercisable within 60 days of January 31, 2004.

(10)
Includes vested options to purchase 262,797 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 101,381 shares of common stock not exercisable within 60 days of January 31, 2004.

(11)
Includes (i) 8,279 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 828 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 36,751 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 133,333 shares of common stock not exercisable within 60 days of January 31, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(12)
Includes (i) 16,558 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 1,656 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 123,097 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 137,754 shares of common stock not exercisable within 60 days of January 31, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants is subject to anti-dilution adjustments.

(13)
Includes vested options to purchase 70,816 shares of common stock exercisable within 60 days of January 31, 2004. Excludes unvested options to purchase 60,001 shares of common stock not exercisable within 60 days of January 31, 2004.

(14)
Includes or excludes, as the case may be, shares as described in the above footnotes.

(15)
The address of Sunra is c/o California Pacific Capitial LLC, 50 California Street, Suite 1500, San Francisco, CA 94111. Includes 7,304,602 shares of common stock issuable upon conversion of shares of Series A Preferred Stock. The number of shares of common stock issuable upon conversion of shares of our Series A Preferred Stock is subject to anti-dilution adjustments. As a result of an agreement between us and Sunra entered into to assure compliance with Nasdaq's voting rights requirements set forth in Nasdaq Marketplace Rule 4351, 172,528 of the shares held by Sunra will be voted by us on all matters presented to the stockholders in the same proportion as all other shares of common stock voted on all matters.

(16)
The address of PubliGroupe USA Holding, Inc. is 1100 Santa Monica Blvd, Suite 550, Los Angeles, CA, 90025. Pursuant to a Lock-Up and Standstill Agreement dated October 31, 2001, PubliGroupe USA Holding has agreed: (i) through October 2004, without the consent of the Company, not to acquire additional shares of our common stock or take any corporate action inconsistent with the recommendations of the Board of Directors of the Company, and (ii) through October 2006, to vote its shares at any stockholder meeting in the manner recommended by our Board of Directors, as reflected in our proxy statement.

(17)
The address of Riverview Group LLC is c/o Millennium Management, LLC, 666 Fifth Avenue, New York, NY 10103. Includes (i) 1,714,285 shares of common stock issuable upon conversion of our 2% subordinated convertible debentures; (ii) 360,564 shares of common stock issuable upon exercise of warrants; and (iii) ten shares of common stock held by Millenco, LP.

(18)
The address of RS Investment Management Co. LLC is 388 Market St. San Francisco, CA 94111.

1998 STOCK INCENTIVE PLAN,
2001 STOCK INCENTIVE PLAN FOR NON-OFFICERS AND
2002 STOCK INCENTIVE PLAN

        Background; Purpose; Eligibility.

        The following provisions are applicable to our 1998 and 2002 Stock Incentive Plans and 2001 Stock Incentive Plan for Non-Officers (the "Incentive Plans"), except as noted, and are intended only as a summary. The incentive plans are intended to: (i) offer employees and consultants of our company and its affiliates stock based incentives and other equity interests in our company, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and our stockholders, and; (ii) to offer equity based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders.

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

        Administration.

        The incentive plans are administered by the compensation committee of our Board of Directors, except that with respect to awards to non-employee directors, the Incentive Plans will be administered by the Board of Directors. Additionally, if no compensation committee exists which has the authority to administer the Incentive Plans, the functions of the compensation committee will be performed by the Board of Directors. The compensation committee has full authority and discretion, subject to the terms of the incentive plans, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plans may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plans expire no more than ten years from the date of grant.

        Available Shares And Other Units.

        A maximum of 2.3 million and 4.6 million shares of common stock may be issued pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the Incentive Plans is 120,000. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the Incentive Plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. Each of the 1998 and the 2002 Stock Incentive Plans allows for an automatic increase in the shares available for issuance thereunder on the first trading day of each calendar year, beginning with 2002 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 150,000 shares and 600,000 shares, respectively in any given year.

        Amendment And Termination.

        Notwithstanding any other provision of the Incentive Plans, the Board of Directors may at any time amend any or all of the provisions of the Incentive Plans, or suspend or terminate them entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the Incentive Plans, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be impaired without the consent of such participant approval of our stockholders in accordance with the laws of the State of Delaware, to the extent required under Section 162(m) of the Internal Revenue Code, or to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code, no amendment may be made which would: (i) increase the aggregate number of shares of common stock that may be issued; (ii) increase the maximum individual participant share limitations for a fiscal year; (iii) change the classification of employees or consultants eligible to receive awards; (iv) decrease the minimum exercise price of any stock option or SAR; (v) extend the maximum option term; (vi) change rights under the Incentive Plans with regard to non-employee directors; or (vii) require stockholder approval in order for the Incentive Plans to continue to comply with the applicable provisions of Section 162(m) of the Internal Revenue Code or, to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code.

        Awards under the Incentive Plans.

        The following types of awards are available under the Incentive Plans:

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

Stock Appreciation Rights.

        The 1998 and 2002 Stock Incentive Plans authorize the compensation committee to grant stock appreciation rights ("SARs") either with a stock option which may be exercised only at such times and to the extent the related option is exercisable ("Tandem SAR"), or independent of a stock option ("Non-Tandem SARs"). A SAR is a right to receive a payment either in cash or common stock, as the compensation committee may determine, equal in value to the excess of the fair market value of one share of common stock on the date of exercise over the exercise price per share established in connection with the grant of the SAR. The exercise price per share covered by a SAR will be the exercise price per share of the related option in the case of a Tandem SAR and will be the fair market value of the common stock on the date of grant in the case of a Non-Tandem SAR.

Restricted Stock.

        The 1998 and 2002 Stock Incentive Plans authorize the compensation committee to award shares of restricted stock. Upon the award of restricted stock, the recipient has all rights of a stockholder, unless otherwise specified by the compensation committee at the time of grant, subject to the conditions and restrictions generally applicable to restricted stock.

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

THE 2001 AND 2002 EQUITY COMPENSATION PLANS

        The 2001 and 2002 Equity Compensation Plans were adopted in order to enhance the profitability and value of our company for the benefit of its stockholders by enabling us (i) to offer employees and consultants of our company and its affiliates stock based incentives and other equity interests in our company, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and our stockholders and (ii) to offer equity based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders. We may from time to time issue, to employees, former employees, advisors and consultants to us or our affiliates, shares of our common stock in payment or exchange for or in settlement or compromise of amounts due by us to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered.

        The aggregate number of shares of common stock that may be issued pursuant to the 2001 Equity Compensation Plan and the 2002 Equity Compensation Plan shall not exceed 250,000 shares and 600,000 shares, respectively. Shares of our common stock issued pursuant to the 2001 Equity Compensation Plan will be issued at a price per share of not less than ninety-five (95%) of the fair market value per share on the date of issuance, while shares of common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance. Our Chief Executive Officer is authorized to issue shares pursuant to and in accordance with the terms of both the 2001 and 2002 Equity Compensation Plans. The Plans are subject to amendment.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        With the acquisition of Real Media, Inc. in October 2001, we assumed a note payable of $4.5 million payable to PubliGroupe USA Holding, Inc., who as a result of the merger is a significant shareholder. Mr. Wuttke, a member of our board of directors, is an officer of PubliGroupe SA, the parent company of PubliGroupe USA Holding, Inc. Principal and interest at 4.5% were due on October 30, 2006. In addition, in accordance with the Real Media purchase agreement, in January 2002, we received cash of $1.5 million and signed a promissory note in favor of PubliGroupe bearing interest at 6%, with interest and principal due in January 2005, and on May 13, 2002, we received another $1.5 million in exchange for a 6% three-year promissory note in favor of PubliGroupe with interest and principal due in May 2005. The three promissory notes were settled in the second quarter of 2003.

        In 2003, the Company paid a total of $109,942 to the law firm of Moran & d'Arcambal for legal services, and is continuing to utilize Moran & d'Arcambal for legal services in 2004. Two immediate family members of Mark E. Moran, our Executive Vice President and General Counsel, have a material interest in the law firm of Moran & d'Arcambal.

        During 2003 and 2002, there were no other transactions or series of transactions that we were or are a party to in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

SUMMARY OF FEES

        The following is a summary of the fees billed to us by Goldstein Golub Kessler LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2002 and by KPMG LLP for professional services rendered for the fiscal year ended December 31, 2002:

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fees	$382,227	$489,000
Audit Related Fees	198,293	40,500
Tax Fees	—	—
All Other Fees	2,338	52,700

Total Fees	$582,858	$582,200

          Audit Fees.    Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goldstein Golub Kessler LLP and KPMG LLP in connection with statutory and regulatory filings or engagements.

          Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

          Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

          All Other Fees.    Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS.

        The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

        No audit-related fees, tax fees, and all other fees were approved by our Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

ITEM 15.    EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

  (a)
  See Index to Consolidated Financial Statements immediately following Exhibit Index on page F-1.

  (b)
  Current Reports on Form 8-K filed during the fourth quarter of 2003:

    None.

  (c)
  Exhibits. See Exhibit Index immediately following certification on signature pages.

  (d)
  Financial Statement Schedules.

    All other schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 20, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

        We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of 24/7 Real Media, Inc. for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, 24/7 Real Media, Inc. and subsidiaries' results of operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media Inc. dated December 19, 2002, the Company has suffered recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media Inc. dated December 19, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in footnotes 3 and 4(b) to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media Inc. dated December 19, 2002, the Company revised the consolidated financial statements and footnotes to reflect the sale of its IMAKE subsidiary as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                      /s/ KPMG LLP

New York, New York
March 29, 2002
except for footnotes 3 and 4(b) to the consolidated financial statements in the Current Report on Form 8-K/A of 24/7 Real Media Inc. dated December 19, 2002, which are as of October 15, 2002

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,645	$7,674
Accounts receivable, less allowances of $971 and $1,369, respectively	11,603	9,799
Notes and amounts receivable from disposition	653	720
Prepaid expenses and other current assets	1,016	1,565

Total current assets	34,917	19,758
Property and equipment, net	2,862	3,988
Goodwill	2,621	2,621
Intangible assets, net	3,352	6,007
Notes and amounts receivable from disposition	500	1,045
Other assets	1,928	548

Total assets	$46,180	$33,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,266	$4,039
Accrued liabilities	10,035	12,015
Current installments of obligations under capital leases	51	47
Deferred revenue	2,544	2,748

Total current liabilities	18,896	18,849
Obligations under capital leases, excluding current installments	14	66
Subordinated convertible debentures, 2%, due 2006	13,320	—
Warrant liability	3,595	1,369
Loan payable—related party	—	7,876
Other long term liabilities	318	292

Total liabilities	36,143	28,452
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 828,250 and 925,000 shares issued and outstanding, respectively (liquidation preference of $10 per share)	8	9
Common stock; $.01 par value; 350,000,000 shares authorized; 23,367,421 and 11,843,969 shares issued and outstanding, respectively	234	118
Additional paid-in capital	1,106,984	1,088,680
Deferred stock compensation	(257)	(209)
Accumulated other comprehensive income	305	358
Accumulated deficit	(1,097,237)	(1,083,441)

Total stockholders' equity	10,037	5,515

Total liabilities and stockholders' equity	$46,180	$33,967

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2003	2002	2001
Revenues:
Integrated media solutions	$33,904	$28,800	$36,470
Technology solutions	15,277	13,758	9,760

Total revenues	49,181	42,558	46,230

Cost of revenues:
Integrated media solutions	21,623	19,321	32,213
Technology solutions (exclusive of $31, $7, and $0 reported below as stock-based compensation)	4,032	3,448	2,855

Total cost of revenues	25,655	22,769	35,068

Gross profit	23,526	19,789	11,162

Operating expenses:
Sales and marketing (exclusive of $339, $68, and $512, respectively, reported below as stock-based compensation)	12,584	12,675	19,825
General and administrative (exclusive of $803, $2,665, and $1,206, respectively, reported below as stock-based compensation)	10,865	14,212	33,262
Product development (exclusive of $143, $50, and $(60), respectively, reported below as stock-based compensation)	3,100	3,924	11,592
Amortization of goodwill, intangible assets and deferred financing costs	2,724	2,057	14,087
Stock-based compensation	1,316	2,790	1,658
Restructuring costs	1,651	2,048	18,142
Impairment of intangible assets	1,321	—	56,707
Loss (gain) on sale of non-core assets, net	—	327	(2,000)

Total operating expenses	33,561	38,033	153,273

Loss from operations	(10,035)	(18,244)	(142,111)
Interest (expense) income, net	(343)	(268)	790
Gain on sale of investments	—	—	4,985
Impairment of investments	—	—	(3,089)
Other (expense) income, net	(1,638)	1,013	—

Loss from continuing operations	(12,016)	(17,499)	(139,425)
Loss from discontinued operations	—	—	(60,170)

Net loss	(12,016)	(17,499)	(199,595)
Dividends on preferred stock	(617)	(189)	—
Preferred stock conversion discount	(1,780)	(6,628)	—

Net loss attributable to common stockholders	$(14,413)	$(24,316)	$(199,595)

Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividends and conversion discount	$(0.71)	$(1.65)	$(15.69)
Preferred stock dividends and conversion discount	(0.15)	(0.64)	—

Loss from continuing operations	(0.86)	(2.29)	(15.69)
Loss from discontinued operations	—	—	(6.77)

Net loss attributable to common stockholders	$(0.86)	$(2.29)	$(22.46)

Weighted average shares outstanding	16,817,502	10,600,191	8,887,705

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Convertible Preferred Stock		Common Stock Voting
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2000	—	—	8,495,161	$85	$1,069,785
Net loss	—	—	—	—	—
Net change in marketable securities	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	3,752	—	12
Issuance of common stock for acquired businesses	—	—	1,988,223	21	2,919
Issuance of common stock to employees	—	—	37,205	—	66
Vesting of restricted common stock	—	—	35,485	—	—
Issuance of warrants	—	—	—	—	204
Repurchase and retirement of WSR shares	—	—	(653,401)	(7)	(386)
Forfeiture of unvested options	—	—	—	—	(1,801)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2001	—	—	9,906,425	$99	$1,070,799
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	76,140	1	87
Issuance of preferred stock, Series A and warrants	800,000	8	—	—	5,778
Issuance of stock for acquired business	125,000	1	820,000	8	3,172
Issuance of common stock and options to employees	—	—	1,035,754	10	2,238
Preferred stock conversion discount	—	—	—	—	6,628
Vesting of restricted common stock	—	—	5,650	—	—
Forfeiture of unvested options	—	—	—	—	(22)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2002	925,000	$9	11,843,969	$118	$1,088,680
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	695,760	7	942
Conversion of warrants into common stock	—	—	1,538,697	16	7,562
Issuance (cost) of preferred stock, Series C and warrants	718,250	7	—	—	(546)
Issuance of stock for acquired business	—	—	705,219	7	1,086
Conversion of preferred stock	(815,000)	(8)	6,995,490	70	(62)
Issuance of restricted stock	—	—	—	—	310
Issuance of common stock to employees	—	—	598,861	6	711
Preferred stock conversion discount	—	—	—	—	1,780
Vesting of restricted common stock	—	—	29,425	—	(1)
Retirement of debt	—	—	960,000	10	6,522
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2003	828,250	$8	23,367,421	$234	$1,106,984

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS (Continued)
(in thousands, except share data)

	Deferred Stock Compensation	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2000	$(4,007)	$3,425	$(859,719)	$209,569
Net loss	—	—	(199,595)	(199,595)
Net change in marketable securities	—	(3,805)	—	(3,805)
Cumulative foreign currency translation	—	318	—	318

Comprehensive loss				(203,082)

Exercise of stock options	—	—	—	12
Issuance of common stock for acquired businesses	—	—	—	2,940
Issuance of common stock to employees	—	—	—	66
Vesting of restricted common stock	—	—	—	—
Issuance of warrants	—	—	—	204
Repurchase and retirement of WSR shares	—	—	—	(393)
Forfeiture of unvested options	1,801	—	—	—
Amortization of deferred stock compensation	1,536	—	—	1,536

Balance as of December 31, 2001	$(670)	$(62)	$(1,059,314)	$10,852
Net loss	—	—	(17,499)	(17,499)
Cumulative foreign currency translation	—	420	—	420

Comprehensive loss				(17,079)

Exercise of stock options	—	—	—	88
Issuance of preferred stock, Series A and warrants	—	—	—	5,786
Issuance of stock for acquired business	—	—	—	3,181
Issuance of common stock and options to employees	—	—	—	2,248
Preferred stock conversion discount	—	—	(6,628)	—
Vesting of restricted common stock	—	—	—	—
Forfeiture of unvested options	22	—	—	—
Amortization of deferred stock compensation	439	—	—	439

Balance as of December 31, 2002	$(209)	$358	$(1,083,441)	$5,515
Net loss	—	—	(12,016)	(12,016)
Cumulative foreign currency translation	—	(53)	—	(53)

Comprehensive loss				(12,069)

Exercise of stock options	—	—	—	949
Conversion of warrants into common stock	—	—	—	7,578
Issuance (cost) of preferred stock, Series C and warrants	—	—	—	(539)
Issuance of stock for acquired business	—	—	—	1,093
Conversion of preferred stock	—	—	—	—
Issuance of restricted stock	(310)	—	—	—
Issuance of common stock to employees	—	—	—	717
Preferred stock conversion discount	—	—	(1,780)	—
Vesting of restricted common stock	—	—	—	(1)
Retirement of debt	—	—	—	6,532
Amortization of deferred stock compensation	262	—	—	262

Balance as of December 31, 2003	$(257)	$305	$(1,097,237)	$10,037

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(12,016)	$(17,499)	$(199,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	—	60,170
Depreciation and amortization	2,352	3,511	12,787
Provision for doubtful accounts and sales reserves	169	(77)	6,617
Loss on disposal of fixed assets	70	—	—
Amortization of goodwill, intangible assets and deferred financing costs	2,724	2,057	14,087
Amortization of warrants	153	—	—
Non-cash compensation	1,316	2,790	1,658
Impairment of intangible assets	1,321	—	56,707
Accrued interest on notes payable	246	342	34
Gain on sale of investments	—	—	(4,985)
Loss (gain) on sale of assets, net	—	327	(2,000)
Warrants issued for services	—	—	100
Impairment of investments	—	—	3,089
Non-cash restructuring and exit costs	—	—	15,071
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,973)	(99)	20,138
Prepaid assets and other current assets	550	378	2,596
Notes and amounts receivable from disposition	612	253	—
Other assets	123	610	2,235
Accounts payable and accrued liabilities	(157)	(6,503)	(21,918)
Deferred revenue	(246)	326	(1,627)

Net cash used in operating activities	(4,756)	(13,584)	(34,836)

Cash flows from investing activities:
Proceeds from sale of non-core assets, net of expenses	—	3,775	16,807
Cash (paid for) acquired in acquisitions, net	(150)	1,190	6,343
Capital expenditures, including capitalized software	(1,252)	(1,303)	(147)
Proceeds from sale of investments	—	—	9,358
Cash paid for investment	(50)	—	—

Net cash (used in) provided by investing activities	(1,452)	3,662	32,361

Cash flows from financing activities:
Proceeds from issuance of preferred stock	7,183	8,000	—
Payment of preferred stock issuance costs	(434)	(845)	—
Proceeds from issuance of subordinated convertible debentures	15,000	—	—
Payment of debenture issuance costs	(1,155)	—	—
Retirement of notes payable	(1,510)	—	—
Issuance of notes payable	—	3,000	—
Proceeds from exercise of stock options and conversion of warrants	1,196	88	12
Payment of capital lease obligations	(48)	(41)	(98)
Repurchase of minority interest	—	—	(84)
Cash paid in settlement for treasury stock	—	—	(275)

Net cash provided by (used in) financing activities	20,232	10,202	(445)

Net change in cash and cash equivalents	14,024	280	(2,920)
Effect of foreign currency on cash	(53)	420	(38)
Cash used by discontinued operations	—	—	(14,921)
Cash and cash equivalents at beginning of year	7,674	6,974	24,853

Cash and cash equivalents at end of year	$21,645	$7,674	$6,974

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations

        24/7 Real Media, Inc. (the "Company") together with its subsidiaries offers a suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search paid inclusion.

        The Company has organized its business in two principal segments: Integrated Media Solutions and Technology Solutions.

        Integrated Media Solutions consist of the 24/7 Web Alliance, a global alliance of Web sites represented by the Company through which advertisers can place campaign orders directly with the Company, and 24/7 Search, an Internet search marketing service designed to connect advertisers with consumers using search engines to find product information.

        Technology Solutions are primarily based on the Company's patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics, and consist of: Open AdStream Local, which the Company licenses to Web publishers to run on their proprietary, local servers; Open AdStream Central, which the Company provides to Web publishers from software hosted centrally on the Company's servers; Open Advertiser, which the Company provides to advertisers and advertising agencies from software hosted centrally on the Company's servers; and the Company's Insight software solutions, which integrate with Open AdStream to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze, manage and monetize audiences.

Principles of Consolidation

        The Company's consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition (see note 2). The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts. As of December 31, 2003 and 2002, the Company maintained $0.3 million in letters of credit, primarily related to leases, which are secured by cash classified as other assets on the consolidated balance sheet.

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

Capitalized Software

        In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86"), the Company requires certain product development costs to be capitalized commencing when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. The Company capitalized approximately $1.2 million in connection with the development of its Open Advertiser advertisement serving software product in the twelve months prior to its release, which is included in property and equipment, net on the consolidated balance sheet. The product was released in June 2003 and is being amortized using the straight-line method over the estimated useful life of the software, or four years. Amortization for the year ended December 31, 2003 is $0.1 million and accumulated amortization as of December 31, 2003 is $0.1 million.

Goodwill and Intangible Assets

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

Foreign Currency Translation

        Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. The Company's translation adjustment was ($53,000), $420,000, and $318,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Third party Web sites that register Web pages with the 24/7 Web Alliance and display advertising on those pages are commonly referred to as "Affiliated Web sites." These third party Web sites are not "related party" relationships or transactions as defined in Statement of Financial Accounting Standards No. 57, "Related Party Disclosures." The Company pays Affiliated Web sites a fee for providing advertising space to the 24/7 Web Alliance. The Company also has agreements with various list owners in which the Company services its advertisers and other customers through the use of these lists. The Company becomes obligated to make payments to Affiliated Web sites, which have contracted to be part of the 24/7 Web Alliance, and list owners in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

Technology Solutions

        Technology Solutions revenues are derived primarily from licensing the Company's software, advertisement serving and software maintenance and technical support contracts. Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin No. 104, "Revenue Recognition." Generally, the Company begins to recognize revenue from software license arrangements upon delivery of the software, and there is pervasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.

        The Company refined its OAS Local strategy to offer customers the flexibility to adapt to rapidly changing enterprise requirements while reducing the risks and costs associated with traditional software licensing models. The Company has also adjusted its software arrangements, which bundle a software license with maintenance and technical support services. As a result, effective January 1, 2003, the Company changed the revenue recognition method for OAS Local sales, resulting in the deferral of a portion of OAS local revenue to future periods. Using this method, the Company recognizes as revenue the total value of its software arrangements ratably over the term of the software license. This change will have the effect of modestly reducing license fee revenue in 2003 and deferring a portion of revenue to future periods. The Company will recapture the reduction in upfront license fee revenue in subsequent years as it recognizes deferred revenue on its software arrangements. Under the prior arrangements, the Company typically recognized software license revenue immediately upon delivery of the software and recognized revenue related to software maintenance and technical support services ratably as earned.

        Revenue from advertisement serving is recognized upon delivery. The contracts are usually for a one-year period and are billed on a monthly basis.

        Expenses from the Company's licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

        During 2001, revenue from Exactis, an e-mail service bureau and Sabela, an advertisement serving solution, was recognized upon delivery.

Unbilled Accounts Receivable

        At December 31, 2003 and 2002, accounts receivable included approximately $4.4 million and $5.1 million, respectively, of unbilled receivables, which are a normal part of the Company's business, as receivables are usually invoiced in the month following the completion of the earnings process. All unbilled receivables as of December 31, 2003 have been subsequently billed.

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

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

	2003	2002	2001
	(in thousands, except per share amounts)
Net loss:
As reported	$(12,016)	$(17,499)	$(199,595)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	4,243	15,169	29,306

Pro forma	$(16,259)	$(32,668)	$(228,901)

Net loss per share attributable to common stockholders:
As reported	$(0.86)	$(2.29)	$(22.46)
Pro forma	$(1.10)	$(3.72)	$(25.75)

        The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001 is $1.15, $0.95, and $2.15, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.46%	1.48%	4.59%
Expected life (in years)	2.4	4.0	4.0
Volatility	133%	97%	150%

        The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force ("EITF") in connection with EITF Issue 96-18 ("EITF 96-18"), Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

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

        On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances, which have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of the Company's wholly owned subsidiaries and investments. In accordance with SFAS No. 142, the Company had an external valuation of Goodwill during 2002 for the goodwill that existed at December 31, 2001. The Company updated this analysis internally for the goodwill that existed at December 31, 2002 and 2003. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in significant additional impairment charges in the future.

        In the fourth quarter of 2003, the Company made the strategic decision to abandon the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003 and then the remaining balance of $1.3 million was considered impaired.

        In 2001, the Company wrote off $56.7 million, respectively, in goodwill and intangible assets (see note 3).

Restructuring Activities

        Restructuring activities in 2003 and 2002 are accounted for in accordance with SFAS No. 146. Prior to 2002, restructuring activities are accounted for in accordance with EITF Issue 94-3 ("EITF 94-3"). SFAS No. 146 and EITF 94-3 generally require, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangement to employees (see note 7).

Advertising Expense

        The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing on the statement of operations and totaled $0.9 million, $1.0 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Warrant liability

        In September 2000, the EITF issued EITF 00-19, "Accounting for Derviative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designedated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The classification of a contract should be reviewed at each balance sheet date.

        In accordance with EITF issus No. 00-19, the Company has determined that outstanding warrants related to the Series A Preferred Stock, Series C Preferred Stock and subordinated convertible debentures should be designated as liabilities. The Company reflected the change as of December 31, 2003 and revised the balance sheet as of December 31, 2002. The changes in value for the year ended December 31, 2002 and 2003 were not material.

Preferred Stock

				Ouststanding at December 31,
Series	Shares Authorized	Price Per Share	Conversion Rate
				2003	2002
A	800,000	$10.00	$1.02675	750,000	800,000
B	125,000	10.00	1.03300	—	125,000
C	718,250	10.00	1.20790	78,250	—

				828,250	925,000

        During 2003, 50,000 shares of Series A, 125,000 shares of Series B and 640,000 shares of Series C Preferred Stock were converted into 486,972, 1,210,068 and 5,298,450 shares of common stock, respectively.

        In June 2003, the Company sold 718,250 shares of Series C Preferred Stock to several investment funds and individual accredited investors, including members of management and the Board of Directors.

        The Preferred Stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company. As of December 31, 2003, there are approximately $0.6 million of accrued but unpaid dividends.

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

Comprehensive Loss

        Comprehensive loss is presented in the consolidated statement of stockholders' equity. Total comprehensive loss for the years ended December 31, 2003, 2002, and 2001 was $12.1 million, $17.1 million, and $203.1 million, respectively. Comprehensive loss resulted primarily from net losses of $12.0 million, $17.5 million, and $199.6 million, respectively, as well as a change in unrealized losses, net of tax, of marketable securities of $0, $0, and $3.8 million, respectively, and foreign currency translation adjustments of $(0.1) million, $0.4 million, and $0.3 million, respectively. The net change in unrealized losses for the year ended December 31, 2001 of $3.8 million is comprised of net unrealized holding losses arising during the period of $6.3 million related to chinadotcom, a reclassification adjustment of $5.0 million for net gains related to the sale of all of the Company's available-for-sale securities and some cost based investments and a reclassification adjustment of $2.5 million for other-than-temporary losses related to available-for-sale securities of Network Commerce and i3Mobile.

Financial Instruments and Concentration of Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, accounts receivable and debentures. At December 31, 2003 and 2002, the fair value of cash and cash equivalents and accounts receivable instruments approximated their financial statement carrying amount because of the short term maturity of these instruments. The fair value of the debentures approximates their financial statement carrying amount based on interest rates for similar borrowings. Substantially all of the Company's cash equivalents were invested in money market accounts and other highly-liquid instruments. For the years ended December 31, 2003, 2002, and 2001, the Company derived $19.7 million, $13.5 million and $16.9 million, respectively, in revenue denominated in foreign currencies, which prior to 2002 are related principally to its discontinued operations. The Company has not experienced any material adverse impact due to fluctuations in foreign currency rates.

        No single customer accounted for greater than 10% of total revenues for the years ended December 31, 2003, 2002, and 2001. No single customer accounted for greater than 10% of the accounts receivable balance at December 31, 2003 or 2002. To date, accounts receivable have been derived primarily from advertising fees billed to advertisers. The Company generally requires no collateral. The Company maintains reserves for potential credit losses; historically, management believes that such losses have been adequately reserved for.

Loss Per Share

        Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the year ended December 31, 2003, 2002, and 2001 does not include the effects of options to purchase 3.4 million, 2.5 million and

0.9 million shares of common stock, respectively; 0.6 million, 1.7 million, and 0.8 million common stock warrants, respectively; 40,000 shares and 6,400 shares of unvested restricted stock in 2003 and 2002, respectively; 8.0 million and 9.0 million shares of preferred stock in 2003 and 2002, respectively; and 1.7 million shares of common stock in 2003 related to the subordinated convertible debentures, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

Reclassifications

        Certain reclassifications have been made to prior year consolidated financial statements to conform to current year's presentation.

Recent Accounting Pronouncements

        Variable Interest Entities.    In January 2003, the Financial Accounting Standards Board issued interpretation No. 46 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expanded the criteria for consolidation in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applied in the fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 does not have a material impact on the Company's financial position or results of operations.

        Derivative Instruments and Hedging Activities.    Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 does not have any impact on the Company's consolidated financial statements.

        Financial Instruments with Characteristics of Both Liabilities and Equity.    In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have any impact on the Company's consolidated financial statements.

(2) BUSINESS COMBINATIONS

Acquisition of Real Media

        On October 30, 2001, the Company entered into a merger agreement with Real Media, Inc. ("Real Media"), a privately-held Delaware Corporation. Pursuant to the Agreement and Plan of Merger, the Company acquired all the outstanding common and preferred shares of Real Media in a merger transaction whereby an indirect subsidiary of the Company was merged with and into Real Media, in exchange for approximately 1.6 million shares valued at $2.2 million of the Company's common stock, equal to 19.9 percent of the Company common stock prior to the merger. The total purchase price of $6.9 million also included acquisition and transaction costs of $0.8 million and assumption of $3.9 million in net liabilities (subsequently adjusted to $2.1 million). The merger created significant cost synergies for the combined Company one of which was to focus on Real Media's proprietary Open AdStream technology ("OAS") and abandon the Company's existing technology, 24/7 Connect. Other synergies were achieved through the elimination of redundant personnel, affiliate contracts with low split rates on the Real Media network, renegotiation of supplier contracts at better rates due to increased volume and the consolidation of numerous offices. The Company also adopted a new name "24/7 Real Media, Inc." to capitalize on Real Media's and 24/7's brand names. The purchase price in excess of the value of identified assets acquired of $6.9 million has been allocated $3.5 million to acquired technology, $0.5 million to tradename and $2.9 million to goodwill. The acquired technology and tradename are being amortized over the expected period of benefit of four years. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards Board 141, "Business Combinations" and Statement of Financial Accounting Standards Board 142, "Goodwill and Other Intangible Assets". Accordingly, goodwill was not amortized. In 2002, the Company adjusted the goodwill by $1.9 million as some acquired liabilities were no longer necessary.

        The net liabilities acquired consist of the following:

Asset/liability	Amount
Cash	$6,343
Accounts Receivable	6,420
Fixed Assets	2,248
Other assets	2,011
Accounts payable and accrued liabilities	(12,397)
Deferred revenue	(2,249)
Note payable	(4,500)

$(2,124)

        The Company also assumed a Promissory Note for $4.5 million issued by PubliGroupe USA Holding, Inc. ("PubliGroupe"), former principal shareholder of Real Media, as of the acquisition date, which is to be used primarily to finance Real Media's restructuring plan. The $4.5 million note is due in 2006 and has an interest rate of 4.5%. The restructuring plan provided for office closings of $0.2 million, workforce reductions of $3.1 million and other related obligations of $1.2 million (see note 7). PubliGroupe also promised to provide additional funding in the form of three-year notes of $1.5 million which was received in January 2002 and $1.5 million contingent upon the achievement of target operating results for the three months ended March 31, 2002, as defined in the agreement, which was received in May 2002. These promissory notes were settled in the second quarter of 2003 (see note 9).

        In addition, certain key executives had clauses in their Real Media employment agreements that called for transactional bonuses to be paid in the case of a change in control. These bonuses of $0.5 million were assumed as part of the acquisition and were paid in November 2001.

Acquisition of certain asserts of Vflash d/b/a Now Marketing

        On September 19, 2002, the Company acquired certain assets of Vflash d/b/a Now Marketing ("Now Marketing"), a New York-based marketing services firm. The acquisition agreement required Now Marketing's ultimate parent, Elron Electronic Industries Ltd. and Gilbridge, Inc., (together "Now Marketing's Parent"), to make a $1.25 million investment in the Company in exchange for 125,000 shares of Series B Preferred Stock. Accordingly, the total purchase consideration of $4.3 million consists of 0.8 million shares of Common Stock valued at $1.7 million, 125,000 shares of Series B Preferred Stock valued at $2.5 million and $60,000 of transaction costs. The Series B Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $1.03 per share of Common Stock, or approximately 1.2 million shares of Common Stock on an as-if converted basis. As of December 31, 2003, all Series B Preferred Stock was converted into Common Stock.

        Substantially all of the initial terms of the agreement were reached when the price of the Company's Common Stock approximated the conversion price of $1.03 per share of Common Stock. By the time the transaction closed on September 19, 2002, the price of the Company's Common Stock rose to $2.20 per share. Accordingly, the 125,000 shares of Series B Preferred Stock issued in connection with Now Marketing's Parent's $1.25 million investment contained an embedded beneficial conversion feature which was required to be valued separately as of the date of the business combination. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $1.03 per share of Common Stock and the fair value of the Common Stock into which the Series B Preferred Stock was convertible into on the closing date of $2.20 per share, or an intrinsic value of approximately $1.17 per share, however, the amount of the discount was limited to the amount of cash acquired that was allocable to the Series B Preferred Stock. Therefore, the Company recorded a non-cash charge of $1.25 million in the third quarter of 2002, representing the number of common shares into which the Series B Preferred Stock is convertible (approximately 1.2 million shares of Common Stock) multiplied by the conversion price of $1.03 per share of Common Stock. The non-cash charge of $1.25 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

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

        The net assets acquired consist of the following:

Asset/liability	Amount
Cash	$1,250
Accrued liabilities	(18)

$1,232

        In the fourth quarter of 2003, the Company made the strategic decision to abandon the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003 and then the remaining balance of $1.3 million was written off (see note 3).

Acquisition of certain assets of Insight First, Inc.

        On January 21, 2003, the Company acquired certain assets of Insight First, Inc. ("Seller"), including specific contracts, intangibles and employee relationships, related to the Seller's Web analytics solution, including the intellectual property relating to specific products in exchange for approximately 0.7 million shares of the Company's common stock valued at approximately $1.1 million, plus $150,000 in cash. In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company's discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004. The earn-out target for 2003 was not achieved and therefore the Company was not liable for the 2003 earn-out of $1.2 million.

        The purchase price in excess of fair value of net tangible assets and liabilities acquired of $1.3 million has been allocated to acquired technology. The acquired technology is being amortized over the expected benefit period of four years. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

        The net tangible assets acquired consist of the following:

Asset/liability	Amount
Fixed assets	$44
Accrued liabilities	(41)

$3

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

Acquired Entity	Acquisition Costs	Net Tangible Assets (Liabilities)	Beneficial Conversion	Intangibles/ Goodwill
Year Ended December 31, 2001:
Real Media	$3,060	$(2,124)	$—	$5,184

Year Ended December 31, 2002:
Now Marketing	$4,323	$1,232	$1,250	$1,841

Year Ended December 31, 2003:
Insight First	$1,261	$3	$—	$1,258

        The following unaudited pro forma consolidated amounts give effect to the Company's 2003 and 2002 acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the respective period by consolidating the results of operations of the acquired entities for the year ended December 31, 2003 and 2002.

        The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands except per share data)
	(unaudited)	(unaudited)
Total revenue	$49,202	$43,508
Net loss	(12,059)	(31,140)
Net loss per common share	$(0.72)	$(2.62)
Weighted average common shares used in net loss per share calculation(1)	16,858,076	11,902,388

  (1)
  The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 2003 includes the 705,219 shares issued for Insight First as if the shares were issued on January 1, 2003. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended December 31, 2002 includes the 820,000 shares issued for Now Marketing and 705,219 shares issued for Insight First as if the shares were issued on January 1, 2002.

(3) BALANCE SHEET COMPONENTS

        Property and Equipment, Net

	December 31,
	2003	2002
	(in thousands)
Computer equipment and software	$11,545	$10,549
Furniture and fixtures	1,185	1,177
Leasehold improvements	720	652

	13,450	12,378
Less accumulated depreciation and amortization	(10,588)	(8,390)

	$2,862	$3,988

        At December 31, 2003 and 2002, computer equipment includes equipment with a cost of $0.4 million and $0.4 million, respectively, acquired under capital leases. The net book value of the related equipment at December 31, 2003 and 2002 was $48,000 and $0.1 million, respectively.

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

        The Company completed numerous acquisitions that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time (see note 2). The Company has revalued the carrying value of its businesses on a quarterly basis since the decline in the Internet advertising and marketing sectors in 2000. In addition, some of these entities have experienced declines in operating and financial metrics over several quarters, primarily due to the weak overall demand of on-line advertising and marketing services at the time, in comparison to the metrics forecasted at the time of their respective acquisitions. These factors significantly impacted current projected revenue generated from these businesses. The Company's evaluation of impairment was also based on achievement of the unit's business plan objectives and milestones, the fair value of each business unit relative to its carrying value, the financial condition and prospects of each business unit and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results, and other non-financial milestones such as successful deployment of technology or launching of new products and the loss of key employees. The impairment analysis also considered when these properties were acquired and that the intangible assets recorded at the time of acquisition were being amortized over useful lives of 2 - 4 years. The amount of the impairment charge was determined by comparing the carrying value of goodwill and other long-lived assets to fair value at each respective period end.

        Where impairment was indicated, the Company determined the fair value of its business units based on a market approach, which included an analysis of market price multiples of companies engaged in similar businesses. To the extent that market comparables were not available, the Company used discounted cash flows in determining the value. The market price multiples are selected and applied to the business based on the relative performance, future prospects and risk profile of the business in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuations. As a result, during management's review of the value and periods of amortization of both goodwill and certain other intangibles it was determined that the carrying value of goodwill and certain other intangible assets were not recoverable. The other intangible assets that were determined to be impaired related to the decline in fair market value of acquired technology, a significant reduction in the acquired customer bases and turnover of workforce, which was in place at the time of the acquisition of these companies.

        At certain period ends, the Company's management determined that the fair value of goodwill and other intangible assets attributable to several of its operating units were less than their recorded carrying values. As a result of these actions, the Company has taken impairment charges for Now Marketing in 2003 and for Exactis, ConsumerNet (which operated as 24/7 Mail prior to its sale in May 2002) and WSR (now operating as 24/7 Search) in 2001. No impairments were necessary in 2002.

        The amounts of the impairments taken are as follows:

	2003	2002	2001
Exactis	$—	$—	$4.5
ConsumerNet	—	—	25.3
WSR	—	—	26.9
Now Marketing	1.3	—	—

Total	$1.3	$—	$56.7

        The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in significant additional impairment charges in the future.

        The $2.6 million in goodwill as of December 31, 2003 and 2002 relates $1.1 million to Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to Search (formerly WSR).

        The $3.4 million in Intangible assets, net at December 31, 2003 relates $1.8 to Real Media, $0.6 million to Search and $1.0 to Insight First. The $6.0 million in Intangible assets, net at

December 31, 2002 relates $2.8 million to Real Media, $1.8 million to Now Marketing and $1.4 million to Search.

	December 31
	2003	2002
	(in thousands)
Goodwill	$2,621	$2,621

Technology (1)	7,263	7,869
Less accumulated amortization	(4,142)	(2,216)

Net Technology	3,121	5,653
Other intangible assets	500	500
Less accumulated amortization	(269)	(146)

Net Other intangible assets	231	354
Gross Intangible assets	7,763	8,369
Less accumulated amortization	(4,411)	(2,362)

Net intangible assets	$3,352	$6,007

(1)
Technology decreased $0.6 million due to a gross $1.8 million write-off of Now Marketing offset by a $1.2 million increase due to the acquisition of assets of Insight First.

        The amortization expense for 2003 and the five succeeding fiscal years is as follows:

	Useful Life	2003	2004	2005	2006	2007	2008
Technology	4 years	2,469	1,748	1,042	314	17	—
Other	4 years	123	125	106	—	—	—

		2,592	1,873	1,148	314	17	—

        The amortization expense and net loss from operations for the year ended December 2001 had SFAS No. 142 been applied for the period is as follows:

	For the Year ended December 31,
	2003	2002	2001
	(in thousands)
Net loss attributable to common stockholders	$(14,413)	$(24,316)	$(199,595)
Add back: goodwill amortization	—	—	7,826

Adjusted net loss attributable to common stockholders	$(14,413)	$(24,316)	$(191,769)

Basic and diluted net loss per share:
Net loss per share attributable to common shareholders	$(0.86)	$(2.29)	$(22.46)
Add back: goodwill amortization	—	—	0.88

Adjusted net loss per share attributable to common shareholders	$(0.86)	$(2.29)	$(21.58)

        Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on 2001 results, there can be no assurance that this would not have resulted in additional impairment charges in each of the respective years.

        Accrued Liabilities

	December 31
	2003	2002
	(in thousands)
Affiliate fees	$3,733	$4,742
Incentives, commissions and expenses (1)	2,408	2,129
Restructuring and exit costs	1,663	1,932
Professional fees	746	1,022
Accrued other	1,485	2,190

	$10,035	$12,015

(1)
Incentives, commissions and expenses include stock bonuses, commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by employees. All such balances as of December 31, 2003 and 2002, except $0.9 million and $0.2 million, respectively, have subsequently been paid.

(4) DISCONTINUED OPERATIONS

  (a)
  Europe

        On August 6, 2001, the Company determined that it would cease funding its European subsidiaries and communicated that to 24/7 Europe NV's management team and Board of directors. Management of 24/7 Europe advised the Company that 24/7 Europe NV was insolvent and shut down all operations in the third quarter of 2001. During the second quarter of 2001, the Company had reduced the carrying value of the net assets of the European operations to zero. This includes $12.3 million in impairment charges related to goodwill and other intangible assets, which is included in the statement of operations within discontinued operations. The consolidated financial statements of the Company reflect the disposition of the international segment as a discontinued operation in accordance with APB Opinion No. 30. Accordingly, revenues, costs and expenses; assets, liabilities, and cash flows of Europe have been excluded from the respective captions in the consolidated financial statements for the prior periods and have been reclassified to reflect this presentation.

        Summarized financial information for the discontinued operation is as follows (in thousands):

Statement of Operations Data

December 31, 2001
Revenues	$10,555
Net loss	(30,540)
Gain or loss on disposal	—
  (b)
  IMAKE

        In accordance with SFAS No. 144, operations meeting the definition of a component of an entity are treated as discontinued operations when sold. On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE Software & Services, Inc., to Schaszberger Corporation, the previous owner, and an officer of IMAKE. Under the terms of the sale, the purchase price payable by the buyer was approximately $6.5 million for the stock of IMAKE of which $2.0 million was in the form of a 6% four year secured note, approximately $0.5 million in cash consideration, a potential earn-out of up to $4.0 million over the next three years based on gross revenue as defined in the agreement and Series A preferred stock of Schaszberger Corporation, which as of the closing date represented 19.9% of the buyer. The Note is secured by certain assets of IMAKE and is guaranteed by Schaszberger Corporation. In the event that the earn-out is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equal to the difference between $3.0 million and the amount of the actual earn out paid to date. The shares to be received are based on a third-party outside valuation of the buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of arms length negotiations between the buyer and the Company. The Company has discounted the note receivable and recorded the net present value of the earn-out based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. In 2002, the Company received the upfront cash consideration of approximately $0.5 million and the monthly earn-out payments of approximately $0.3 million. In 2003, the Company received earn-out payments of approximately $0.6 million. As of December 31, 2003, there are approximately $0.7 million in short term and $0.5 million in long term notes and amounts receivable from the disposition related to IMAKE on the consolidated balance sheet.

        During the fourth quarter of 2001, the Company wrote down the carrying value of the net assets of IMAKE. The write down included $5.9 million in impairment charges related to goodwill and intangible assets, which is included in discontinued operations in the 2001 statement of operations.

        The consolidated financial statements and related footnotes of the Company have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144. Accordingly, revenues, costs and expenses, and cash flows of IMAKE have been excluded from the footnotes and the respective captions in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operations" and "Net cash used by discontinued operations," for all periods presented.

        Summarized financial information for the discontinued operations is as follows (in thousands):

CONDENSED STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2001
	ORIGINALLY REPORTED	IMAKE	REVISED
Revenue	$52,376	$6,146	$46,230
Cost of Revenue	(37,713)	(2,645)	(35,068)
Operating Expenses	(186,404)	(33,131)	(153,273)
Other Income	2,686	—	2,686

Net loss from continuing operations	(169,055)	(29,630)	(139,425)
Discontinued Operations	(30,540)	29,630	(60,170)

Net loss	$(199,595)	$—	$(199,595)

Loss per common share — basic and diluted
Loss from continuing operations	$(19.02)	$(3.33)	$(15.69)
Net loss from discontinued operations	(3.44)	3.33	(6.77)

Net loss	$(22.46)	$—	$(22.46)

(5) DISPOSAL OF NON-CORE ASSETS

Exactis

        On May 23, 2001, the Company completed the sale of Exactis to Direct Marketing Technologies, Inc., a subsidiary of Experian. The purchase price was $15.25 million of which $1.5 million was deposited into escrow until August 2002 as security for the Company's indemnification obligations under the Stock Purchase Agreement and $1.75 million was retained as a prepayment for future services that are to be purchased by the Company from Experian pursuant to a services agreement that expires on December 31, 2002. The $1.5 million in escrow and $1.75 million prepayment were initially reflected as deferred gain on sale of subsidiary on the consolidated balance sheet. In 2002 and 2001, the Company has been billed approximately $0.2 million and $1.0 million, respectively, in services. Accordingly, the Company reduced the prepayment and deferred gain for such services, which have been reflected as cost of revenues and gain on sale of subsidiary in the statement of operations. As part of the sale of the U.S. e-mail management product, $0.5 million of the prepaid services were transferred to 24/7 Mail, Inc. and at December 31, 2002, approximately $0.05 million of the prepaid services were unutilized and expired; thus during 2002 approximately $0.55 million was reversed against the deferred gain on sale of subsidiary.

        In September 2001, the Company received a letter from Experian alleging that the Company made certain misrepresentations and omissions in connection with the Stock Purchase Agreement relating to the sale of Exactis. On March 27, 2002, the Company and Experian reached a settlement agreement whereby the Company authorized the escrow agent to release $750,000 to Experian, and Experian authorized the escrow agent to release $780,000 to the Company. On March 28, 2002, the funds were released to the Company. Upon the release of the escrow balance, the Company recognized $750,000 of the deferred gain related to the sale as gain on sale of non-core assets in the 2002 statement of operation and $30,000 as interest income. Overall, the sale has resulted in a loss of $1.1 million.

Sabela and AwardTrack

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

U.S. E-mail Management Product

        On May 3, 2002, the Company completed the sale of certain assets related to its US e-mail management product, including customer contracts, certain intangibles and employee relationships, to 24/7 Mail, Inc., a wholly owned subsidiary of Naviant, Inc. Under the terms of the sale, the purchase price payable is up to $4.5 million. The purchase price is comprised of (i) $1.0 million that was paid at closing; (ii) $1.0 million in the form of a non-interest bearing installment note with $350,000 due in ninety days, $350,000 due in one hundred and eighty days and $300,000 due in two hundred seventy days from closing; (iii) an earn-out payable quarterly over the next 45 months, based on 5% of Net Revenue (as defined in the Asset Purchase Agreement), with minimum quarterly payments of $50,000 and a maximum of $2.0 million, through 2005. Lastly, pursuant to a $500,000 non-interest bearing installment note, half of which is payable on each of April 30, 2004 and April 30, 2005, Naviant has the option either to (i) issue to the Company a number of shares currently comprising 19.9% of 24/7 Mail, Inc., or (ii) pay the Company cash in lieu of the shares. The consideration paid to the Company was determined as a result of arms-length negotiations between the buyer and the Company. The Company initially recorded a loss of $0.8 million on the sale in the second quarter of 2002.

        On July 30, 2002, the Company received a letter from Naviant alleging that certain of the Company's warranties regarding the assets had not been realized. Naviant claimed damages of approximately $2.3 million, which it intended to offset against the amounts due to the Company. On October 3, 2002, the parties agreed to resolve the dispute through immediate payment of $1.25 million by Naviant to the Company. Naviant agreed to waive further claims with regard to the specific warranty in dispute, however, certain representations made by the Company under the Purchase Agreement dated as of April 30, 2002 among the Company, 24/7 Mail Inc and Naviant, Inc. continue in effect and Naviant may have the right to bring claims with respect to such representations until June 30, 2003. No claims have been brought. As a result of the settlement, the Company wrote off the $0.9 million remaining amount due from Naviant in the third quarter of 2002. The Company received the

$1.25 million settlement on October 4, 2002. The Company also reversed $0.3 million in liabilities related to the U.S. e-mail management product during 2002, which resulted in a total loss on the sale of approximately $1.4 million.

iPromotions

        On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors, including some of the Company's former employees. Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangibles, and employee relationships related to the Company's iPromotions business, including specific property relating to specific products. The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis. Accordingly, the Company effectively sold a majority stake in its iPromotions business. Prior to the sale, the carrying value of iPromotions was $0. Therefore, there was no gain or loss on the transaction. The cash payment was recorded as an investment.

Summary

        For the year ended December 31, 2002, the $0.3 million loss on the sale of non-core assets includes $1.4 million loss on the sale of certain assets related to the Company's US e-mail management product offset by $1.1 million recognition of a deferred gain related to the sales of Exactis in May 2001. As part of the sale of Exactis, there were approximately $1.5 million in deferred gain related to an escrow balance and $1.75 million in deferred gains related to prepaid service amounts. The gains were recognized as the escrow balance was released and the prepaid services were utilized. During the first quarter of 2002, the Company agreed to pay Experian, the acquirer of Exactis, $0.75 million of the escrow balance, with the remainder released to the Company immediately. Therefore, $0.75 million of the deferred gain was recognized and $0.75 million was reversed against the escrow balance. During 2002, the Company used approximately $0.2 million of Exactis services and recorded the related gain. The $0.1 million remaining amount relates to the reversal of unnecessary accruals related to Exactis.

        The $2.0 million gain for the year ended December 31, 2001 consisted of $6.1 million for Sabela and $0.3 million for AwardTrack offset by a loss of $4.4 million for Exactis.

(6) INVESTMENTS

Network Commerce

        On April 5, 1999, the Company entered into a securities purchase agreement with Network Commerce (formerly ShopNow.com). Pursuant to this agreement, 24/7 Real Media acquired approximately 18% of Network Commerce in exchange for consideration of $5.1 million in cash, 95,282 shares of 24/7 Real Media's common stock with a value equal to $23.6 million and 24/7 Real Media's investment in CardSecure. In September 1999, Network Commerce completed its initial public offering. Accordingly, the Company's investment in Network Commerce was reclassified as an available-for-sale security and has been reflected at its fair value from that date. This investment was sold in 2001.

chinadotcom

        On December 30, 1998, the Company acquired a 10% equity interest in chinadotcom by issuing 40,770 shares of the Company's common stock, valued at approximately $6.6 million, plus $3 million in cash. In July 1999, the Company purchased an additional 450,000 shares for $9.0 million. In July 1999, chinadotcom completed its initial public offering. Accordingly, the Company's investment in chinadotcom was reclassified as an available-for-sale security and has been reflected at its fair market value from that date.

        On August 24, 2000, the Company acquired a 19.9% interest in 24/7 Media-Asia, a subsidiary of chinadotcom, in exchange for 0.5 million shares of the Company's common stock valued at $39.4 million. Pursuant to the exchange agreement, chinadotcom was entitled to one Class I member on the Company's board, with a term expiring in 2002. The Company could not sell its interest in Media-Asia nor could chinadotcom sell any of the 0.5 million shares received for a period of twelve months. Each of the parties received the right of first refusal to purchase the others shares, except in the case of an IPO. The Company agreed to provide funding of up to approximately $2.0 million in additional capital in proportion to its equity interest, provided 24/7 Media-Asia's 80.1% stockholder, chinadotcom, provides up to approximately $8.0 million in additional capital. In addition, 24/7 Real Media received an option to put back the Company's shares in Media-Asia for approximately 1.8 million shares of chinadotcom (i) upon change of control of chinadotcom or (ii) upon the third anniversary of the agreement if an IPO of Media-Asia doesn't occur within conditions as specified in the agreement. The Company has recorded its investment in Media-Asia at cost.

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

        On December 15, 2000, in accordance with the Company's formal plan of restructuring, the Company abandoned operations of its subsidiary, Awardtrack. As a result, the Company is currently in breach of its licensing agreement and is in negotiations with chinadotcom to dissolve AT-Asia and eliminate any further funding requirements (see note 15).

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

Gain on sale of investments

        As of December 31, 2001, no investments remain. During the year ended December 31, 2001, the Company sold all of its remaining shares of chinadotcom stock at prices ranging from $2.00 to $7.69 per share. The shares had a cost basis of $1.7 million, which resulted in a gain of approximately $4.6 million. The Company also sold its interest in Idealab! for $2.5 million resulting in a gain of approximately $0.9 million. In addition, the Company sold all of its investments in Network Commerce and i3Mobile, which resulted in proceeds of $0.6 million and a loss of approximately $0.5 million.

(7) RESTRUCTURING COSTS

        During the years ended December 31, 2003, 2002 and 2001, restructuring costs of approximately $1.7 million, $2.0 million and $18.1 million, respectively, were recorded by the Company in accordance with the provisions of SFAS No. 146 in 2003 and 2002 and EITF Issue No. 94-3, and Staff Accounting Bulletin No. 100 prior to 2002. The 2003 restructuring involved the involuntary termination of 26 employees, exiting of one office and a revision of the estimate of the cost to dispose of office space at the corporate headquarters in New York. The $1.7 million charge consists of severance of $0.5 million and office closing costs of $1.2 million.

        The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, a reduction of space at two offices, and related costs. The $2.0 million charge consists of severance of $1.2 million, office closing costs of $0.5 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million.

        The 2001 restructurings involved the involuntary termination of approximately 150 employees, the exiting of two offices, a reduction of space at two additional offices, and the abandonment of the Connect advertisement serving solution. The $18.1 million charge consists of severance of $2.1 million, acceleration of restricted stock grants of $0.1 million, office closing costs of $0.2 million, disposal of fixed assets related to offices of $1.2 million, disposal of fixed assets related to Connect of $13.9 million, and other exit costs of $1.2 million primarily related to contracts for 24/7 Connect. In addition, the Company acquired a restructuring reserve of $4.5 million related to Real Media operations, however, $0.6 million was reversed against goodwill as it was not utilized.

        The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the 2003 and 2002 consolidated balance sheets:

	Beginning Balance	Acquired	Current Year Reversal	Current Year Provision	Current Year Utilization	Ending Balance
2003
Employee termination benefits	$1,139	$—	$—	$455	$1,124	$470
Office closing costs	709	—	—	1,175	719	1,165
Disposal of assets	72	—	—	—	72	—
Other exit costs	12	—	—	21	5	28

	$1,932	$—	$—	$1,651	$1,920	$1,663

2002
Employee termination benefits	$2,489	$—	$(531)	$1,178	$1,997	$1,139
Office closing costs	266	—	—	511	68	709
Disposal of assets	—	—	—	199	127	72
Other exit costs	1,512	—	—	160	1,660	12

	$4,267	$—	$(531)	$2,048	$3,852	$1,932

(8) INCOME TAXES

        The following is a breakdown of the Company's source of loss for income tax purposes:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
U.S. loss	$(12,051)	$(14,434)	$(168,671)
Foreign income (loss)	35	(3,065)	(30,924)

	$(12,016)	$(17,499)	$(199,595)

        At December 31, 2003, the Company had approximately $167.4 million of US net operating loss carryforwards. Such carryforwards expire in various years through 2023. As a result of various equity transactions during 2001, 2000, 1999 and 1998, management believes the Company has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a substantial part of the net operating loss carryforwards are limited.

        The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below.

	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$66,949	$83,376
Deferred revenue	693	830
Reserve for sales allowance	27	203
Accounts receivable principally due to allowance for doubtful accounts	185	176
Amortization of goodwill and other intangibles	1,677	1,175
Accrued compensation	440	483
Accrued restructuring	540	614
Stock option expenses	—	2,809
Plant and equipment, principally due to differences in depreciation	665	879
Other	—	—

Gross deferred tax assets	71,176	90,545
Less: valuation allowance	(71,176)	(90,545)

Net deferred tax assets	$—	$—
Deferred tax liabilities:
Deferred revenue	$—	$—
Other	—	—
Gross deferred tax liabilities	—	—

Net deferred tax asset (liability)	$—	$—

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

        Due to the Company's history of operating losses and Section 382 limitations, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2003 and 2002, the valuation allowance decreased by $19.4 million and $12.5 million, respectively. Of the total valuation allowance of $71.2 million, tax benefits, recognized in the future of approximately of $3.8 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

(9) RELATED PARTY INSTRUMENTS

Loan Payable

        The Company had issued three Promissory Notes to PubliGroupe, a significant shareholder, totaling $7.5 million. Mr. Wuttke, a member of the Company's board of directors, is an officer of PubliGroupe SA, the parent company of PubliGroupe. One note for $4.5 million had an interest rate of 4.5% with principal and interest due on October 30, 2006. Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005. On May 23, 2003, PubliGroupe surrendered for cancellation the three Promissory Notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and approximately 1.0 million shares of the Company's common stock, valued at $1.8 million. The common stock issuance and $4.7 million gain on cancellation of debt was recorded as a capital transaction, resulting in a $6.5 million increase of additional paid in capital.

Receivable from PubliGroupe

        As of December 31, 2001, the Company had a $0.6 million receivable from a wholly owned subsidiary of PubliGroupe, a principal stockholder, which was collected during 2002.

(10) 2% SUBORDINATED CONVERTIBLE DEBENTURES

        On September 26, 2003, the Company completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 ("Debentures"). The Debentures are convertible into shares of the Company's common stock at $8.75 per share. Interest on the Debentures at the rate of 2% is due semi-annually starting in January 2004. The investor also acquired a five-year warrant (the "Warrants") to purchase 360,564 shares of the Company's common stock at $9.5685 per share.

        The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debenture. In addition, the Company may elect to pay the principal of and interest on the Debentures in shares of its common stock rather than cash. If the Company elects to pay the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company's common stock on the Nasdaq SmallCap Market for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, rather than in cash, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company's common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date.

        Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debenture into shares of the Company's common stock, at the conversion rate then in effect, or the Company may prepay the Debenture prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if the at any time on or after the second anniversary of the initial issuance date, the Weighted Average Price of the Common Stock is less than $8.75 on any five Trading Days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7,500,000 principal amount of this Debenture. The redemption right constitutes an embedded derivative. The value of this embedded derivative at December 31, 2003 is immaterial to the financial position of the Company. The Company will review the value of the derivative on a quarterly basis in the future, in accordance with SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

        The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate unamortized fair market value of the Warrants are reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet, which will be amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased. Pursuant to ETIF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities.

        As a result of the fees paid to the placement agent, legal fees and other expenses in connection with the sale of the Debentures and the Warrants, the Company incurred approximately $1.2 million of debt issuance costs to be paid in cash. The Company also recorded the value of the warrants issued to the placement agent, $0.4 million, using the same factors as above. Collectively, these costs will be amortized over three years, the initial term of the Debentures. The costs are included in other assets on the consolidated balance sheet.

(11) EQUITY INSTRUMENTS

PREFERRED STOCK

        As of June 6, 2003, the Company completed a private placement (the "Financing") of approximately $7.18 million of Series C-1 Nonvoting Convertible Redeemable Preferred Stock (the "Series C-1 Preferred Stock"), together with related Common Stock Warrants, to several investment funds and accredited individual investors, including members of the Company's management and Board of Directors (the "Investors"). All outstanding shares converted (collectively, the "Conversion") into shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") upon the approval of the Company's stockholders on July 29, 2003.

        In connection with the Financing, the Company also issued two warrants to each Investor to purchase shares of Common Stock at an exercise price equal to the conversion price of $1.2079 (the "Conversion Price"), of which (i) one warrant entitles the Investor to purchase up to an additional 10% of the aggregate number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock and only becomes exercisable upon the effective date of Conversion; and (ii) a second warrant entitles the Investors to purchase up to 4.8% of the aggregate number of shares of Common Stock that would have been issuable upon conversion of the Series C Preferred Stock and only becomes exercisable in the event the Investors become entitled to redeem shares of Series C-1 Preferred Stock. Each warrant will remain exercisable in the event the Investor becomes entitled to redeem shares of Series C-1 Preferred Stock. Each warrant will remain exercisable until the fifth anniversary of the date on which the warrant first became exercisable. All warrants issued pursuant to this transaction may be exercised through a cashless exercise. The second warrants were cancelled upon Conversion on July 29, 2003.

        Each share of Series C Preferred Stock is convertible into Common Stock at any time at the option of the holder thereof at the conversion price of $1.2079 per share of Common Stock. There will be no change to the conversion ratio of the Series C Preferred Stock based upon the future trading price of the Common Stock. The conversion price of the Series C Preferred Stock is subject to adjustment in the event future issuances of the Company's equity is at a purchase price lower than the Conversion Price according to a weighted average formula.

        At any time after May 31, 2005, the Company may automatically convert each share of the then outstanding Series C Preferred Stock into the applicable number of shares of Common Stock if, among other things, the Common Stock is then traded, the average per share closing price of the Common Stock is greater than three (3) times the Conversion Price over a sixty day (60) trading period, the average daily trading volume of the Common Stock over such a period is at least 40,000 shares and there is an effective registration statement covering the resale of all shares of Common Stock issuable upon conversion of any other outstanding shares of Series C Preferred Stock.

        In connection with the Financing, the Company also agreed to file a registration statement covering the resale of the shares of Common Stock issuable upon conversion of the Series C Preferred Stock and upon exercise of all warrants issued to the Investors. The Company also granted "piggyback" registration rights to the Investors, on a pari passu basis with existing registration rights holders, which entitles each of the Investors to participate in registered offerings of the Company's securities by the Company.

        The Company agreed to terms of the Series C Preferred Stock when the $1.2079 conversion price approximated fair value of the underlying common stock. However, the Series C Preferred Stock and associated warrants were subject to stockholder approval which occurred on July 29, 2003, at which time the price of the Company's common stock was $9.35 per share. Accordingly, the Series C transaction contained an embedded beneficial conversion feature, which was required to be valued separately. The Company allocated the proceeds received to the Series C Preferred Stock and detachable warrants based on a relative fair value basis. The $5.4 million value ascribed to the five-year detachable warrants was determined using a Black Scholes pricing model (143% volatility, $9.35 fair value at July 29, 2003, $1.2079 exercise price, 1.48% discount rate, average life of 2.5 years and dividend yield of 0%). Pursuant to ETIF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $1.2079 and the fair value of the common stock into which the Series C Preferred Stock was convertible into on the stockholder approval date of $9.35 per share, or an intrinsic value of $8.15 per share, which is greater than the proceeds allocated. Accordingly, the amount of the discount was limited to the amount of cash allocable to the transaction. Therefore, the Company recorded a non-cash charge of approximately $1.8 million in the third quarter of 2003 which is included in "Preferred stock conversion discount" on the consolidated statement of operations.

        On July 2, 2002, Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International, purchased $1.6 million of the Company's newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non Voting Convertible Preferred Stock, and on August 13, 2002 agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of shareholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra purchased an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions").

        Each share of Series A Preferred Stock is convertible into Common Stock of the Company at any time at the option of the holder thereof at a conversion price of $1.02675 per share of common stock, or 7,791,575 shares of Common Stock on an as-if converted basis. The Company also issued warrants to Sunra to purchase 779,158 shares of Common Stock at an exercise price of $1.02675. All of the warrants issued may be exercised through a cashless exercise and have a five year term. The Company also issued warrants to Merchant's Group International to purchase 80,000 shares of Common Stock, valued at $0.1 million as partial payment of a placement fee and incurred a total of approximately $0.8 million in other related fees.

        The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company's Common Stock was approximately $1.05 per share. However, Sunra's conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to shareholder approval which was approved on September 10, 2002, at which time the price of the Company's Common Stock was $2.30 per share. Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained an embedded beneficial conversion feature which was required to be valued separately.

        The Company allocated the proceeds received in each of the transactions to the Series A Preferred Stock and detachable warrants based on a relative fair value basis. The value ascribed to the five-year detachable warrants, amounting to $1.3 million, was determined using a Black-Scholes pricing model (100% volatility factor, $2.30 fair value at September 10, 2002, $1.05 fair value at July 2, 2002, and $1.02675 exercise price, expected life of 5 years and dividend yield of 0%). Pursuant to ETIF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. The intrinsic value of the beneficial conversion feature associated with the July 2, 2002 Series A Preferred Stock transactions was approximately $0.2 million. The intrinsic value of the beneficial conversion feature associated with the September 10, 2002 Series A Preferred Stock transactions was calculated as the difference between the conversion price of $1.02675 per share of Common Stock and the fair value of the Common Stock into which the Series A Preferred Stock was convertible into on the shareholder approval date of $2.30 per share, or an intrinsic value of approximately $1.27325 per share, which is greater than the proceeds allocated to the September 10, 2002 Series A Preferred Stock transactions. Accordingly, the amount of the discount was limited to the amount of cash allocable to the September 10, 2002 Series A Preferred Stock transactions. Therefore, the Company recorded a non-cash charge of $5.2 million in the third quarter of 2002. The total non-cash charge of $5.4 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a Preferred Stock dividend.

        In conjunction with the acquisition of Now Marketing in September 2002, the Company issued 125,000 shares of Series B Preferred Stock (see note 2), which are convertible into approximately 1.2 million shares of common stock.

        The Series B Preferred Stock contained a $1.25 embedded beneficial conversion feature which is included in "Preferred stock conversion discount" on the consolidated statement of operations (see Note 2). The total non-cash charge of $6.7 million in "Preferred stock conversion discount" consists of the Series A Preferred Stock and Series B Preferred Stock transaction.

        The preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. Accordingly, the cumulative dividends are reflected as a "Preferred stock dividends" on the consolidated statement of operations. All accrued dividends must be paid before any dividends may be declared or paid on the Common Stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a Liquidation event.

COMMON STOCK

Reverse Split of Common Stock

        On February 27, 2004, the Company completed a one-for-five reverse split of its common stock. As a result of the reverse split, every five shares of the Company's common stock were combined into one share of common stock. The number of shares of preferred stock and warrants outstanding are not affected by the reverse split, however, the conversion ratio will be adjusted. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

Increase in Authorized Shares

        On July 29, 2003, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase its authorized shares to 350 million shares.

Restructuring of Executive Compensation Agreements

        In conjunction with the Sunra investment on July 2, 2002, four executive officers each agreed to modify their respective employment agreements with the Company to reduce the amount of severance payable to such executive officers by 50% payable in one lump sum, and to reduce the notice period for termination or non-renewal from 180 days to 30 days. In exchange, such executives would receive, in the aggregate, approximately 0.4 million shares of Common Stock of which the initial conversion value was based on the approximate fair market value of the Company's Common Stock as of the date of the July 2, 2002, Sunra investment, or $1.00 per share in consideration of approximately $0.4 million, out of a total of approximately $0.8 million future severance benefits forfeited. In addition, such executives would also receive fully-vested stock options to acquire approximately 0.4 million shares of the Company's Common Stock with an exercise price of $1.00 per share. The issuance of the shares and options were subject to stockholder approval of the 2002 Stock Incentive Plan and the Sunra Series A Preferred Stock transactions. For accounting purposes, the shares and options are being valued at $2.30 per share, based on their fair market value using the closing price of the Company's Common Stock as of the stockholder approval date on September 10, 2002. In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock-Based Compensation", this approval resulted in a non-cash stock-based compensation charge of approximately $1.5 million in the aggregate. The compensation charge related to the options is based on their intrinsic value of $1.30 per option, that is, the fair market value of the Company's Common Stock on the stockholder approval date of $2.30 per share less the exercise price of $1.00 per share which resulted in $0.6 million of the $1.5 million charge.

        In addition, the four executive officers also agreed to receive the Earnings Before Interest, Taxes and Amortization ("EBITA") portion of their 2002 target bonus, if earned, in shares of the Company's Common Stock. The number of shares to be issued in connection with the award is based upon EBITA portion of their 2002 target bonus award divided by $1.00 per share. Accordingly, this modification to the executives' bonus award resulted in a variable based compensation award which is required to be measured based upon the fair market value of the Company's Common Stock at each reporting period, namely at the end of the third and fourth quarter of 2002. At December 31, 2002, management determined that it was probable that the EBITA target would be met and determined, at $1.00 per share, that the bonus equates to approximately 0.4 million common shares. Accordingly, the four executives' bonus awards resulted in a non-cash stock-based compensation charge of approximately

$0.4 million based upon the fair market value of the Company's Common Stock of $1.15 per share as of the end of the reporting period.

Other Issuances

        On May 23, 2003, the Company issued approximately 1.0 million shares, valued at approximately $1.8 million, plus $1.5 million in cash, to PubliGroupe, in exchange for forgiveness of three promissory notes and the related accrued interest (see note 9).

        Approximately 30 employees including members of senior management volunteered to receive between 5 and 20% of their compensation in the form of the Company's common stock and options in lieu of cash from April to December 2003. As a result, approximately 0.2 million shares, valued at $0.2 million, were issued.

        On March 17, 2003, the Company issued approximately 0.3 million shares, valued at approximately $0.3 million, to employees in lieu of cash for achieving contractual performance-based 2002 target bonuses. The bonuses were accrued as of December 31, 2002.

        From January to July 2002, approximately 58 employees including members of senior management agreed to receive between 5 and 20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 0.2 million shares, valued at $0.2 million, were issued.

        In April 2002, the Company issued approximately 0.1 million shares, valued at $0.1 million, principally to the CEO, for 2001 bonuses as reported in the Company's 10-K and accrued as of December 31, 2001.

        On May 19, 2001, the Company issued 0.2 million shares of common stock on behalf of 24/7 Europe NV as settlement for terminating the Kendro acquisition agreement. A non-cash charge of approximately $0.5 million is reflected in loss from discontinued operations in the 2001 consolidated statement of operations.

        On September 25, 2001, the Company entered into a Settlement and Mutual release agreement with the former principal shareholders of Website Results, Inc., which resulted in the return to the Company of approximately 0.7 million shares of common stock previously reflected as issued or outstanding.

        On March 23, 2001, the Company issued approximately 0.1 million shares of common stock to employees of the Company for meeting the earn-out provisions in the WSR merger agreement, as amended. The related compensation expense of approximately $0.2 million is reflected as stock-based compensation expense in the consolidated statements of operations. Substantially all of these shares were returned as part of the settlement with the former principals stockholders on Septembers 25, 2001.

Additional Paid-in Capital

        During the year ended December 31, 2003, the Company's additional paid-in capital increased by $18.3 million primarily due to ($0.5) million from the net cost from the issuance of Series C Preferred Stock, $6.5 million in connection with the retirement of PubliGroupe promissory notes, $1.1 million of common stock issued in connection with the Insight First acquisition, $8.5 million from exercise of options and warrants, $1.0 million in other stock-based compensation issued to employees, the $1.8 million preferred stock conversion discount offset by ($0.1) million related to the conversion of preferred stock.

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

        Shares reserved for future issuance as of December 31, 2003 are as follows:

Reserved Shares
Reserved for issued and outstanding unclassified warrants	620,743
Reserved for stock incentives under the 1998 Stock Incentive Plan	1,500,934
Reserved for stock incentives under the 2001 Stock Incentive Plan	441,565
Reserved for stock incentives under the 2002 Stock Incentive Plan	4,457,839

WARRANTS

        In March 2001, the Company issued warrants to purchase up to 40,000 shares of common stock at $3.50 per share to Pacific Crest Securities, Inc. and Maya Cove Holdings, Inc. as part of the Common Stock Purchase Agreement. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 40,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

        In September 2001, the Company issued warrants to purchase up to 200,000 shares of common stock at $0.75 cent per share to Lazard Freres & Co. LLC as a settlement for services associated with the sale of Exactis. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 200,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in the gain on sale of assets in the 2001 consolidated statement of operations. The Black-Scholes pricing model was used with the following assumptions at the date of issuance: risk free interest rate of 3.74%, dividend yield of 0%, expected life of 3.25 years and volatility of 150%.

        Warrant activity during the periods indicated is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2000	2,837,229	$57.85
Granted	1,200,000	1.20
Exercised	—	—
Canceled	(16,817)	49.80

Outstanding at December 31, 2001	4,020,412	$34.75

Granted	4,295,788	1.05
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2002	8,316,200	$2.05

Granted	6,280,655	4.20
Exercised	(8,687,268)	1.10
Canceled	(2,805,870)	36.30

Outstanding at December 31, 2003	3,103,717	$7.45

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

        In conjunction with this agreement the Company issued to Maya and Pacific Crest Securities, Inc., who acted as the Company's financial advisors, warrants to purchase up to 20,000 shares each of the Company's Stock. The fair value of the warrants relating to the term of the common stock purchase agreement for the purchase of the 40,000 shares were valued at approximately $0.1 million based on a Black-Scholes pricing model. The warrants were immediately charged to operations and included in general and administrative expense in the 2001 consolidated statement of operations. The Black-Scholes pricing used with the following assumptions at the date of issuance: risk free interest rate of 4.59%, dividend yield of 0%, expected life of 3 years and volatility of 150%.

(12) STOCK INCENTIVE PLANS

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

        The Plan allows for an automatic increase in the shares available for issuance under the Plan on the first trading day of each calendar year, beginning with 2001 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 350,000 shares in any given year.

        During 2001, the total number of shares that may be issued or used for reference purposes pursuant to the Plan was increased to 1,772,171. The amount was increased by 21,866 for the pooling with Sift and 15,427, 59,400, 8,460, 17,740, 15,350, 69,850 for the acquisitions of ConsumerNet, IMAKE, Sabela, AwardTrack, iPromotions, and WSR, respectively, for a total of 1,980,263.

        On January 1, 2002, in accordance in the terms of the Plan, shares available under the Plan were increased by 297,046, for a total of 2,277,309. The maximum number of shares of common stock subject to each of stock options or stock appreciation rights that may be granted to any individual under the Plan is 50,000 for each fiscal year during the term of the Plan. If a stock appreciation right is granted in tandem with a stock option, it shall be applied against the individual limits for both stock options and stock appreciation rights, but only once against the maximum number of shares available under the Plan.

        As a result of the adoption of the 2002 Stock Incentive Plan, the Board of directors approved an amendment to the 1998 Stock Incentive Plan to eliminate the automatic increase of 3% and eliminate any further grants to non-employee directors.

2001 Equity Compensation Plan

        On February 26, 2001, the Board of Directors and stockholders of the Company approved the 24/7 Real Media, Inc. 2001 Equity Compensation Plan ("2001 Equity Plan"), to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. The aggregate number of shares of common stock that may be issued shall not exceed 0.25 million shares.

2001 Stock Incentive Plan for Non-Officers

        On January 2, 2001, the Board of Directors of the Company approved the 24/7 Real Media, Inc. 2001 Stock Incentive Plan for Non-Officers ("2001 Plan"). All employees of and consultants to the Company and its affiliates are eligible to be granted non-qualified stock options under this plan, provided that such persons are not officers. Eligibility under the 2001 Plan and award amounts shall be determined by the Stock Incentive Committee. A maximum of 0.5 million shares of common stock may be issued or used for reference purposes pursuant to the 2001 Plan. The maximum number of shares of common stock subject to each stock option grant to any individual under the 2001 Plan is 50,000 for each fiscal year during the term of the plan.

2002 Equity Compensation Plan

        On April 22, 2002, the Board approved the 24/7 Real Media, Inc. 2002 Equity Compensation Plan to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates its common stock in payment of amounts owed to such third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 600,000 shares. The Company may from time to time issue to employees, former employees, advisors and consultants to the Company or its affiliates shares of its common stock in payment or exchange for or in settlement or compromise of amounts due by the Company to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of the Company's common stock issued pursuant to the 2002 Equity Compensation

Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by the Company. The Chief Executive Officer of the Company is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan, provided that all issuances shall be co-authorized by at least one of the President, any Executive Vice President, the Chief Financial Officer or the General Counsel. The plan may be amended at any time by the Company.

2002 Stock Incentive Plan

        On September 10, 2002, the shareholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company's stockholders. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 2,000,000 shares. On July 29, 2003, the shareholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 2,000,000. The number of shares available under the 2002 Stock Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 600,000.

Other Stock Incentive Plans

        As a result of the acquisition of Exactis, the Company acquired Exactis' 1996, 1997 and 1999 stock option plans (the "Exactis Plans"). No further options will be granted under these plans. As a result of the sale of Exactis these plans were terminated and no options are currently outstanding under these plans.

        Stock option activity during the periods indicated is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	1,384,219	101.45
Granted	1,256,680	1.40
Exercised	(3,753)	2.65
Canceled	(1,783,865)	47.25

Outstanding at December 31, 2001	853,281	101.45
Granted	2,257,622	1.25
Exercised	(76,140)	1.15
Canceled	(583,431)	27.35

Outstanding at December 31, 2002	2,451,332	$9.85
Granted	1,858,176	1.60
Exercised	(695,760)	1.35
Canceled	(228,109)	17.75

Outstanding at December 31, 2003	3,385,639	$5.85
Vested at December 31, 2001	537,502	$47.70

Vested at December 31, 2002	1,614,818	$12.35

Vested at December 31, 2003	2,182,247	$7.81

Options available for grant at December 31, 2003	2,588,918

        The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price of Shares Outstanding	Number Exercisable	Weighted Average Exercise Price of Shares Exercisable
$0.00—1.15	2,679,327	8.3	years	$1.11	1,782,203	$1.11
1.16—2.10	234,172	8.3		1.57	61,526	1.52
2.11—5.00	138,518	4.3		2.75	129,660	2.75
5.01—10.00	202,016	7.9		8.02	84,686	8.09
10.01—25.00	12,228	4.3		20.14	12,124	20.11
25.01—50.00	4,032	4.8		30.17	3,928	30.25
50.01—100.00	45,759	6.6		65.30	38,779	65.53
100.01—320.00	69,587	5.2		161.07	69,341	160.84

	3,385,639	8.0		$5.85	2,182,247	$7.81

(13) SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information

        During 2003, 2002, and 2001, the amount of cash paid for interest was $8,000, $13,000, and $18,000, respectively.

Non-Cash Investing and Financing Activities

        Warrants to purchase approximately 1.5 million shares of the Company's common stock at an average of $1.10 per share were exercised during 2003 in exchange for approximately 1.3 million shares of the Company's common stock in cashless exercises of warrants.

        In the second quarter of 2003, approximately 1.0 million shares of common stock, valued at $1.8 million, was issued in connection with the retirement of the PubliGroupe promissory notes.

        During 2003 and 2002, we issued approximately 0.7 million shares of common stock, valued at $1.1 million, and 0.8 million shares of common stock, valued at $1.7 million, for acquired businesses, respectively.

(14) 401(k) PLAN

        The Company established a 401(k) Plan on January 1, 1999, that is available to all employees after six months of employment. Employees may contribute up to 20% percent of their salary and the Company does not currently match employee contributions. The only expense the Company incurs related to the 401(k) Plan is for administrative services, which is not material.

(15) COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, the Company's sales offices and various types of equipment for varying periods of time, with the last lease expiring in March 2010. Rent expense from all operating leases amounted to $2.0 million, $2.6 million, and $4.4 million for the years ended 2003, 2002, and 2001, respectively.

        Future minimum payments under noncancelable operating leases and capital leases at December 31, 2003 are as follows:

	Capital Leases	Operating Leases	Subleases
		(in thousands)
Year Ending December 31,
2004	$55	$2,676	$(493)
2005	13	2,287	(504)
2006	—	1,552	(329)
2007	—	1,018	(336)
Thereafter	—	660	(233)

Total minimum lease payments	68	$8,193	$(1,895)

Less amount representing interest	3

Present value of minimum lease payments	65
Less current portion	51

Long-term portion	$14

        The Company's advertisement serving and traffic delivery systems are housed at Cable & Wireless, Verio and Leve13. The agreements provide for Internet connectivity services and the lease of secure space to store and operate the Company's equipment. Obligations under these contracts for 2004 are approximately $0.8 million.

        The Company has various employment agreements with employees, the majority of which are for one year with automatic renewal. The obligation under these contracts is approximately $2.6 million for 2004. All European employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts, or if no expressed provision is included in the contract, local law, also require severance for involuntary terminations ranging from one to six months. As of February 29, 2004, there were approximately 65 employees in Europe whose annualized base salaries were approximately $4.5 million.

LITIGATION

        aQuantive, Inc. (formerly Avenue A, Inc.)

        On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also seeks injunctive relief and recovery of attorney's fees. On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the '368 patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court's construction of the patent's claims, aQuantive's Atlas DMT advertisement serving system does not infringe the '368 patent. The Company has appealed the court's ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

        Brian Anderson

        On July 5, 2001, Brian Anderson, former Chief Executive Officer of our AwardTrack, Inc. subsidiary, served the Company with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. The Company removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. This motion was granted in part, with leave to amend, and denied in part. The plaintiff has subsequently refiled the complaint and the Company have filed a counterclaim. Discovery is concluded, and the Company intends to move for summary judgment to dismiss the complaint in its entirety.

        chinadotcom Corp.

        On February 19, 2003, the Company filed a complaint in federal court against chinadotcom Corporation for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between chinadotcom and the Company, seeking to enforce their right to exchange their stake in 24/7 Media-Asia Ltd. for 1.8 million shares of chinadotcom. chinadotcom filed a motion seeking to compel arbitration of the matter, which the court granted on May 12, 2003.

        On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David Moore, the Company's Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom's complaint against Mr. Moore in its entirety, and Mr. Moore has requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom has appealed the dismissal of its claim and that appeal is pending. The Company has assumed Mr. Moore's defense and will indemnify him in the event of any liability. The Company believes that the claims against Mr. Moore are without merit and that the action was brought solely in retaliation against them for asserting their rights in the matter discussed above. The Company has filed a motion to dismiss this case.

        On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000. The claim seeks damages totaling $24.0 million. The Company believes that chinadotcom's claims are without merit. The Company has filed an Answer and Counterclaim in the matter and intends to defend themselves vigorously against these claims.

        The Company recorded expenses of $1.4 million for the year ended December 31, 2003 and $1.0 million in income for the year ended December 31, 2002 related to patent litigation. The Company also recorded $0.6 million in expenses related to chinadotcom arbitration for the year ended December 31, 2003. These expenses are included in Other (expense) income, net on the consolidated statement of operations.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operation or liquidity.

(16) SEGMENTS

        The Company's business is comprised of two reportable segments: Integrated Media Solutions and Technology Solutions. The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites, search engine traffic delivery and marketing services to target online users compiled by list management. The Technology Solutions segment generates revenue by providing third party advertisement serving, e-mail delivery service bureau, and technology services. The Company's management reviews corporate assets and overhead expenses for each segment. The summarized segment information as of and for the three years ended December 31, 2003, are as follows:

	Integrated Media Solutions	Technology Solutions	Corporate	Total
	(in thousands)
2003
Revenues	$33,904	$15,277	$—	$49,181
Depreciation	1,395	862	95	2,352
Amortization of intangible assets and deferred financing costs	1,426	1,298	—	2,724
Stock-based compensation	459	87	770	1,316
Restructuring	—	—	1,651	1,651
Impairment of intangible assets	1,321	—	—	1,321
Segment (loss) income from operations	(2,695)	749	(8,089)	(10,035)
Interest expense, net	—	—	(343)	(343)
Other expenses, net	—	—	(1,638)	(1,638)
Segment (loss) income	(2,695)	749	(10,070)	(12,016)
2002
Revenues	$28,800	$13,758	$—	42,558
Depreciation	2,559	740	212	3,511
Amortization of intangible assets	1,057	1,000	—	2,057
Stock-based compensation	640	—	2,150	2,790
Restructuring	—	—	2,048	2,048
Loss on sale of non-core assets	327	—	—	327
Segment (loss) income from operations	(2,810)	(1,346)	(14,088)	(18,244)
Interest expense, net	—	—	(268)	(268)
Other income, net	—	—	1,013	1,013
Segment loss	(2,810)	(1,346)	(13,343)	(17,499)
2001
Revenues	$36,470	$9,760	$—	$46,230
Depreciation	9,704	2,811	272	12,787
Amortization of goodwill and intangible assets	13,088	999	—	14,087
Stock-based compensation	793	—	865	1,658
Restructuring	—	—	18,142	18,142
Impairment of intangible assets	52,206	4,501	—	56,707
(Loss) gain on sale of non-core assets	4,400	(6,400)	—	(2,000)
Segment loss from operations	(105,526)	(6,995)	(29,590)	(142,111)
Interest income, net	—	—	790	790
Gain on sale of investments	—	—	4,985	4,985
Impairment of investments	—	—	(3,089)	(3,089)
Segment loss	(105,526)	(6,995)	(26,904)	(139,425)
Total assets:
December 31, 2003	10,381	11,173	24,626	46,180
December 31, 2002	13,471	9,947	10,549	33,967
December 31, 2001	21,565	11,294	12,729	45,588

	US	International	Total
	(in thousands)
2003
Revenues	$29,499	$19,682	$49,181
Long-lived assets	9,548	1,715	11,263
2002
Revenues	$29,169	$13,389	$42,558
Long-lived assets	12,249	1,960	14,209
2001
Revenues	$40,619	$5,611	$46,230
Long-lived assets	14,313	9,701	24,014

(17) SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED

        The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2002:

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$11,824	$12,150	$12,034	$13,173
Gross profit	5,149	6,004	6,315	6,058
Amortization	647	661	661	755
Stock-based compensation	47	146	295	828
Restructuring costs	—	—	—	1,651
Impairment of intangible assets	—	—	—	1,321
Loss from operations	(2,199)	(1,561)	(1,414)	(4,861)
Net loss	(2,297)	(2,484)	(1,437)	(5,798)
Net loss attributable to common stockholders	(2,426)	(4,422)	(1,637)	(5,928)
Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividends and conversion discount	$(0.18)	$(0.20)	$(0.08)	$(0.25)
Preferred stock dividends and conversion discount	(0.01)	(0.12)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.19)	$(0.32)	$(0.09)	$(0.26)

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$10,751	$10,580	$9,719	$11,508
Gross profit	4,663	4,827	4,538	5,761
Amortization	542	466	466	583
Stock-based compensation	270	149	2,190	181
Restructuring costs	—	—	—	2,048
Loss (gain) on sale of non-core assets, net	(874)	568	856	(223)
Loss from operations	(3,627)	(4,171)	(6,468)	(3,978)
Net loss	(3,665)	(4,241)	(6,553)	(3,040)
Net loss attributable to common stockholders	(3,665)	(4,241)	(13,231)	(3,179)
Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividends and conversion discount	$(0.36)	$(0.41)	$(0.62)	$(0.26)
Preferred stock dividends and conversion discount	—	—	(0.63)	(0.01)

Net loss attributable to common stockholders	$(0.36)	$(0.41)	$(1.25)	$(0.27)

(18) VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to/Reversals Credited To Expense	Deductions	Disposals	Balance at End of Period
2003
Allowance for doubtful accounts	$860	$409	$(367)	$—	$902
Reserve for sales allowance	509	(240)	(200)	—	69

Total	$1,369	$169	$(567)	—	$971
2002
Allowance for doubtful accounts	$1,798	$(186)	$(752)	$—	$860
Reserve for sales allowance	695	109	(295)	—	509

Total	$2,493	$(77)	$(1,047)	—	$1,369
2001
Allowance for doubtful accounts	$4,631	$5,321	$(8,060)	$(94)	$1,798
Reserve for sales allowance	1,117	1,296	(866)	(852)	695

Total	$5,748	$6,617	$(8,926)	$(946)	$2,493

(19) SUBSEQUENT EVENTS—UNAUDITED

        Acquisition of Real Media Korea Co., Ltd

        On January 6, 2004, the Company completed the acquisition of Real Media Korea Co., Ltd., a company formed under the laws of the Republic of South Korea ("RMK"), by acquiring approximately 90.4% of the outstanding shares of RMK that they did not already own pursuant to the terms and conditions of the Share Acquisition Agreement (the "Acquisition Agreement"), dated as of

December 16, 2003, by and among the Company, RMK and the other shareholders of RMK (the "Selling Shareholders").

        The Company paid total consideration of $20.1 million in exchange for the RMK shares of the Selling Shareholders, which consisted of $5.0 million in cash, approximately 2.1 million shares valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer his RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law. The cash portion of the purchase price was paid out of the working capital of the Company and the common stock portion of the purchase price consisted of newly issued shares. For accounting purposes the effective date of the acquisition is January 1, 2004.

        The parties also entered into a registration rights agreement that required the Company to file within 20 days of closing a registration statement (the "Registration Statement") covering the resale of the shares of common stock issued to the Selling Shareholders in connection with this transaction. The Registration Statement was declared effective on January 28, 2004. Pursuant to the Acquisition Agreement, the Selling Shareholders agreed to a lock-up provision restricting the resale of the shares of common stock received by them in the transaction. The lock-up restrictions generally lapse in four equal installments, one on each of the effective date of the Registration Statement, July 6, 2004, January 6, 2005 and July 6, 2005, respectively. The parties entered into an escrow agreement, pursuant to which approximately 0.4 million shares of the common stock payable to the Selling Shareholders will be held in escrow to secure the indemnification obligations of the Selling Shareholders.

        The Company also entered into an employment agreement with Mr. Jae Woo Chung, pursuant to which Mr. Chung will continue as Chief Executive Officer of RMK.

        Option Grants

        In January 2004, the Company granted approximately 1.6 million options to employees at exercise prices based on their fair value of the Company's common stock at the respective date of grant.

        Lycos, Inc. Services Agreements

        On February 11, 2004, the Company entered into a five-year arrangement with Lycos, Inc. ("Lycos") to provide media sales, advertisement serving and analytics technology services to Lycos' U.S. Web properties and to transition personnel and other services from Lycos to the Company. Lycos operates a network of branded Web properties.

        Pursuant to an advertising services agreement, the Company's sales force will represent the U.S. Web properties of Lycos for all advertising. The properties that the Company will represent include: Angelfire.com, Gamesville.com, HotWired.com, Tripod.com, Quote.com, Webmonkey.com, WhoWhere.com and Wired News (Wired.com), which collectively attracted more than 50 million U.S. monthly unique users in 2003 according to industry estimates. The agreement requires the Company to pay Lycos the greater of 65% of all net advertising sales revenue generated by the Company in respect of the Lycos properties, or specified minimum required annual payments. For 2004, the minimum required annual payment is $10 million and the Company also will pay Lycos an initial payment of $4.5 million for transition related services over the course of 2004. The revenue share with Lycos and the annual minimum payment requirements under this agreement may be adjusted during the term of the agreement if the Lycos properties generate significantly different levels of advertisement impressions. To the extent that the Company fails to generate revenue in excess of the minimum annual payments, the obligations under this agreement may materially and adversely affect the Company's business, results of operations and financial condition. In addition, the Company currently expects the Lycos relationship to generate between 15% and 20% of their revenue. If the Company or Lycos is acquired, Lycos may have the right to terminate the agreement.

        Pursuant to a technology services agreement, Lycos will utilize Open AdStream, the Company's advertisement management technology, to serve advertisements for all Lycos U.S. Web properties. Additionally, all Lycos U.S. properties will deploy Insight XE, the Company's Web analytics technology. The agreement requires Lycos to pay the Company a technology services fee based on the number of advertisement impressions in the case of Open AdStream technology, or page views, in the case of Insight XE technology, delivered in respect of the Lycos properties and provides for a total minimum monthly fee of $100,000 for the next five years. If the advertising services agreement is terminated, either the Company or Lycos may terminate the technology services agreement.

        Proposed Offering of Common Stock

        On February 11, 2004, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of shares of the Company's common stock by the Company's and some of their stockholders. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes and for potential future acquisitions of complementary businesses and technologies. As of the date of this report, the number of shares to be offered and the price range for the offering have not been determined and the registration statement relating to the securities has not been declared effective. The Company will not sell securities nor accept offers to buy securities prior to the time that the registration statement is declared effective. The Company will not receive any proceeds from the sale of common stock by the selling stockholders.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on March 1, 2004.

24/7 REAL MEDIA, INC.
*By:	/s/ DAVID J. MOORE David J. Moore Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 1, 2004 by the following persons in the capacities indicated:

Signature	Title

/s/ DAVID J. MOORE David J. Moore	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ROBERT J. PERKINS Robert J. Perkins	Director
/s/ ARNIE SEMSKY Arnie Semsky	Director
/s/ JOSEPH W. WAECHTER Joseph W. Waechter	Director
/s/ MORITZ F. WUTTKE Moritz F. Wuttke	Director
/s/ VALENTINE J. ZAMMIT Valentine J. Zammit	Director
/s/ JONATHAN K. HSU Jonathan K. Hsu	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
/s/ MARK E. MORAN Mark E. Moran	Executive Vice President, General Counsel and Secretary

  (c)
  Exhibit Index.

        Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description
2.6	Agreement and Plan of Merger, dated October 30, 2001, between 24/7 Media, Inc., Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed November 1, 2001)
2.7	Asset Purchase Agreement by and among Naviant, Inc., 24/7 Mail., and 24/7 Real Media, Inc. dated as of April 30, 2002. (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed May 3, 2002)
2.8	Asset Purchase Agreement dated as of September 19, 2002 among 24/7 Real Media, Inc., Elbit Vflash Inc. and Elbit Vflash Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
2.9	Asset Purchase Agreement, dated as of January 21, 2003, by and among 24/7 Real Media, Inc., Insight First, Inc., and certain stockholder's name therein. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 24, 2003)
2.10	Stock Purchase Agreement dated May 17, 2001 by and among Exactis.com, Inc., Direct Marketing Technologies and 24/7 Media (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed June 7, 2001)
2.11	Stock Purchase Agreement dated January 22, 2002 by and among 24/7 Real Media, Inc., Imake Software & Services, Inc. and Schaszberger Corporation (Incorporated by reference by Exhibit 1.1 to the Registrant's filing on Form 8-K filed February 6, 2002)
2.12	Share Acquisition Agreement, dated as of December 16, 2003, by and among 24/7 Real Media, Inc., Real Media Korea Co. Ltd. ("RMK") and the other selling shareholders of RMK (the "Selling Shareholders"). (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.13	Escrow Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc., the Selling Shareholders and The Bank of New York, as escrow agent. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.14	Registration Rights Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc. and the Selling Shareholders. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K filed January 12, 2004)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	By-laws of the Company.(1)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 filed June 4, 1998
4.2	Note dated October 30, 2001 issued by Real Media, Inc. in favor of PubliGroupe USA, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.3	Form of Note by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.4	Guarantee dated October 30, 2001 by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.5	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed July 4, 2002)
4.6	Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement dated as of July 2, 2002 between the Company and Sunra Capital Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed July 12, 2002)
4.7	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed July 3, 2002)

4.8	Investor Rights Agreement dated as of July 2, 2002 among the Company, Sunra and Merchant Partners LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on Form 8-K filed July 3, 2002)
4.9	Amendment No. 1 to Series A and A-1 Preferred Stock and Common Stock Warrant Purchase Agreement, dated as of August 7, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.1 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.10	Voting Agreement, dated as of August 8, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.2 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.11	Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.12	Series B Preferred Stock Purchase Agreement dated September 19, 2002 among 24/7 Real Media, Inc., Elbit Ltd. and Gilbridge, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.13	Investor's Rights Agreement dated as of September 19, 2002 by and among 24/7 Real Media, Inc., Elbit Ltd., Gilbridge, Inc and Elbit Vflash, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.14	Securities Purchase Agreement, dated September 26, 2003, by and between the Company and The Riverview Group LLC ("Riverview"). (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.15	Form of Debenture issued to Riverview. (Incorporated by reference to Exhibit 4.2 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.16	Form of Warrant to purchase Common Stock issued to Riverview. (Incorporated by reference to Exhibit 4.3 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.17	Registration Rights Agreement dated as of September 26, 2003 by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.4 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.18	Escrow Agreement dated as of September 26, 2003 by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.5 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.19	Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed on June 12, 2003)
4.20	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on Form 8-K filed on June 12, 2003)
10.1	1998 Stock Incentive Plan.(1)
10.2	2001 Stock Incentive Plan for Non-Officers.(2)
10.3	2001 Equity Compensation Plan.(2)
10.4	Form of Stock Option Agreement.(1)
10.6	2002 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's filing on Form 10-K filed on March 31, 2003)
10.8	Employment Agreement, by and between 24/7 Real Media, Inc. and Norman M. Blashka. (Incorporated by reference to Exhibit 10.8 to the Registrant's filing on Form 10-K filed on March 31, 2003)
10.12	GlobalCenter Master Service Agreement, dated May 1, 1998.(1)
10.22	Agreement and Plan of Merger dated as of January 9, 2000 among the Company, Killer-App Holding Corp., Sabela Media, Inc., Freshwater Consulting Ltd., James Green and Galmos Holdings Ltd.(3)
10.23	Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software & Services, Inc., IMAKE Consulting, Inc., Mark L. Schaszberger and Trami Tran.(3)

10.24	Agreement and Plan of Merger dated as of February 2, 2000 among the Company, 24/7 Awards Holding Corp., AwardTrack, Inc., MemberWorks Incorporated, Brian Anderson, National Discount Brokers Group, Inc., Jeffrey Newhouse, John Watson, Gregory Hassett, Randy Moore and Jack Daley.(3)
10.25	Agreement and Plan of Merger dated as of February 29, 2000 by and among 24/7 Media, Inc., Evergreen Acquisition Sub Corp. and Exactis.com, Inc.(4)
10.26	Agreement and Plan of Merger, dated August 24, 2000, between 24/7 Media, Inc., WSR Acquisition Sub, Inc., Website Results, Inc. and the stockholders of Website Results.(5)
10.27	2002 Stock Incentive Plan. (Incorporated by reference to the Registrant's Proxy Statement filed on August 9, 2002)
10.28	Services Agreement between Lycos, Inc. and 24/7 Real Media, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 99.2 to the Registrant's filing on Form 8-K filed February 11, 2004)
10.29	Letter Agreement, dated May 23, 2003, by and among 24/7 Real Media Inc., Real Media, Inc. and Publigroupe USA Holding, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.30	Form of Series C-1 Preferred Stock and Common Stock Warrant Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.31	Form of Investor Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.32	Form of Voting Rights Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant's filing on Form 8-K filed June 12, 2003)
21.1	List of Subsidiaries of the Company(6)
23.1	Consent of Goldstein Golub Kessler LLP.(6)
23.2	Consent of KPMG LLP.(6)
31.1	Certification of Principal Executive Officer.(6)
31.2	Certification of Principal Financial Officer.(6)
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(6)
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(6)

(1)
Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 filed June 4, 1998 (File No. 333-56085). The Registrant's Certificate of Incorporation has since been amended and the amendments are filed herewith.
(2)
Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-8 filed February 28, 2001 (File No. 333-56308).
(3)
Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K filed January 25, 2000, January 27, 2000 and February 28, 2000.
(4)
Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-4 filed April 20, 2000 (File No. 333-35306).
(5)
Incorporated by reference to Exhibit 2.1 to the Registrant's filings on Form 8-K filed September 1, 2000.
(6)
Filed herewith.

QuickLinks

24/7 REAL MEDIA, INC. 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2003
AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 2003 AND FISCAL YEAR-END OPTION VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
24/7 REAL MEDIA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except share and per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (in thousands, except share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Continued) (in thousands, except share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
24/7 REAL MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
Statement of Operations Data
24/7 REAL MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003
SIGNATURES AND POWER OF ATTORNEY