Form 10-K/A
period 2003-12-31
24/7 REAL MEDIA INC
filed 2004-03-24
CIK 1062195

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

        On March 10, 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the decision of the U.S. Federal Court for the Western District of Washington that granted summary judgment to aQuantive, Inc. We have filed a request for rehearing before the Federal Circuit Court of Appeals.

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

        On March 23, 2004, the last reported sale price for our common stock on the Nasdaq SmallCap Market was $6.60.

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

	Years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Integrated media solutions	$33,904	$28,800	$36,470	$121,867	$84,352
Technology solutions	15,277	13,758	9,760	16,503	—

Total revenues	49,181	42,558	46,230	138,370	84,352

Cost of revenues:
Integrated media solutions	21,623	19,321	32,213	95,020	61,472
Technology solutions (exclusive of $31 and $7, respectively reported below as stock-based compensation)	4,032	3,448	2,855	5,216	—

Total cost of revenues	25,655	22,769	35,068	100,236	61,472

Gross profit	23,526	19,789	11,162	38,134	22,880

Gross profit percentage	47.8%	46.5%	24.1%	27.6%	27.1%
Operating expenses:
Sales and marketing (exclusive of $339, $68, $512 and $1,965, respectively, reported below as stock-based compensation)	12,584	12,675	19,825	41,353	20,157
General and administrative (exclusive of $803, $2,665, $1,206, $2,306 and $313, respectively, reported below as stock-based compensation)	10,865	14,212	33,262	47,388	17,693
Product development (exclusive of $143, $50, $(60), and $215, respectively, reported below as stock-based compensation)	3,100	3,924	11,592	16,383	1,891
Amortization of goodwill, intangible assets and deferred financing costs	2,724	2,057	14,087	110,975	15,627
Stock-based compensation	1,316	2,790	1,658	4,486	313
Restructuring costs	1,651	2,048	18,142	11,731	—
Impairment of intangible assets	1,321	—	56,707	494,858	—
Loss (gain) on sale of non-core assets, net	—	327	(2,000)	—	—
Write-off of acquired in process technology and merger related costs	—	—	—	636	—

Total operating expenses	33,561	38,033	153,273	727,810	55,681

Loss from operations	(10,035)	(18,244)	(142,111)	(689,676)	(32,801)
Interest (expense) income, net	(343)	(268)	790	1,359	3,005
Gain on sale of investments	—	—	4,985	52,059	—
Gain on exchange of patent rights, net	—	—	—	4,053	—
Impairment of investments	—	—	(3,089)	(101,387)	—
Other (expense) income, net	(1,638)	1,013	—	—	—

Loss from continuing operations	(12,016)	(17,499)	(139,425)	(733,592)	(29,796)
Loss from discontinued operations	—	—	(60,170)	(46,330)	(9,266)

Net loss	(12,016)	(17,499)	(199,595)	(779,922)	(39,062)
Dividends on preferred stock	(617)	(189)	—	—	—
Preferred stock conversion discount	(1,780)	(6,628)	—	—	—

Net loss attributable to common stockholders	$(14,413)	$(24,316)	$(199,595)	$(779,922)	$(39,062)

Loss per common share—basic and diluted
Loss from continuing operations before preferred stock dividend and discount	$(0.71)	$(1.65)	$(15.69)	$(109.94)	$(7.46)
Preferred stock dividends and conversion discount	(0.15)	(0.64)	—	—	—

Loss from continuing operations	(0.86)	(2.29)	(15.69)	(109.94)	(7.46)

Loss from discontinued operations	—	—	(6.77)	(6.94)	(2.32)

Net loss attributable to common stockholders	$(0.86)	$(2.29)	$(22.46)	$(116.88)	$(9.78)

Weighted average shares outstanding	16,817,502	10,600,191	8,887,705	6,672,723	3,994,489

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$21,645	$7,674	$6,974	$24,853	$41,170
Working capital (deficit)	16,021	909	(8,529)	21,072	41,189
Goodwill	2,621	2,621	7,901	37,916	55,272
Intangible assets, net	3,352	6,007	6,617	42,115	—
Total assets	46,180	33,967	45,588	251,843	527,854
Long-term obligations	17,247	9,603	4,633	258	13
Total stockholders' equity	10,037	5,515	10,852	209,569	397,791

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

        24/7 Search had approximately 1,550 active client advertisers accounts at December 31, 2003. The following table shows by quarter the number of valid visitors and the average CPC for 24/7 Search since January 1, 2002.

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

        24/7 Search revenue increased to $10.3 million in 2003 from $8.3 million in 2002, an increase of 25%. This was due to an increase in the number of valid visitors delivered to our clients from 41.2 million in 2002 to 49.1 million in 2003, an increase of 19% and an increase in the costs-per-click that we were able to charge. Historically, we generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engine distribution partners, particularly Inktomi. Due to changes at our largest search engine distribution partner, Inktomi, since its acquisition by Yahoo!, the revenue we generated from Inktomi began to decline in the second quarter of 2003, and our contract with Inktomi expired at the end of May 2003. Despite the loss of our largest distribution partner we were able to increase valid visitors by expanding our strategic relationships with other distribution partners and increasing the number of distribution partners. CPCs have fluctuated due to the change in distribution partners.

        Other Media Services revenue was generated primarily from e-mail and iPromotions. E-mail revenue decreased from $2.7 million in 2002 to $2.0 million in 2003 due to the sale of our U.S. e-mail management product, known as 24/7 Mail, to Naviant on May 3, 2002. We maintain the ability to sell e-mail domestically as a broker through 24/7 Mail and internationally without restriction. In January 2003, we sold our iPromotions unit, which accounted for $0.2 million in 2003 and $1.2 million in 2002.

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

REVENUES

        INTEGRATED MEDIA SOLUTIONS.    Revenue was derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services. 24/7 Web Alliance generated $16.6 million in revenue in 2002 compared to $21.1 million in 2001, a decrease of 21.3%. The decrease was due to the difficult environment for advertising, especially digital marketing, as well as a planned temporary reduction in capacity as we transitioned from the more costly 24/7 Connect to Open AdStream technology in the first quarter of 2002. In October 2001, we acquired Real Media, which represented approximately $1.7 million in 24/7 Web Alliance revenue in 2001. In the beginning of 2002, the 24/7 Web Alliance operations of Real Media in the U.S. were combined with the operations of 24/7 Media, so that a meaningful year-over-year comparison cannot be made, although the media operations of Real Media in the United States were not significant. The international operations of Real Media for the two months that Real Media was included in 2001 represented approximately $1.4 million of 24/7 Web Alliance revenue, compared to the full year total of $4.9 million in 2002.

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

        Other Media Services revenue was generated primarily from e-mail and iPromotions. E-mail revenue decreased 67.5% from $8.3 million in 2001 to $2.7 million in 2002 due to our strategic decision to exit the e-mail business in the U.S. We sold the U.S. e-mail management product, known as 24/7 Mail, to Naviant on May 3, 2002. We maintain the ability to sell e-mail domestically as a broker through 24/7 Mail and internationally without restriction. In January 2003, we sold our iPromotions unit, which accounted for $1.2 million revenue in 2002 and $0.9 million in 2001.

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

COST OF REVENUES AND GROSS PROFIT

        INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT.    The cost of revenues consisted primarily of fees paid to affiliates, whether it is a Web site (for 24/7 Web Alliance), a list provider (for e-mail) or search engine distribution partners (for 24/7 Search), which are usually calculated as a percentage of revenues. Cost of revenues also included depreciation of our 24/7 Connect advertisement serving system (in 2001) and bandwidth costs. In 2002, the actual costs associated with advertisement serving were accounted for in the cost of revenues for the Technology Solutions segment which then charged the Integrated Media Solutions segment a CPM, making these costs variable instead of fixed as they were previously accounted for when we used 24/7 Connect. Gross margin increased from 11.7% for the year ended December 31, 2001 to 32.9% for the year ended December 31, 2002. The increase in margin was due to lower advertisement serving costs in 2002 as fixed costs of 24/7 Connect were a substantial percentage of our 2001 revenue, which had adversely affected our gross margin; additionally, the royalty percentages paid to 24/7 Web Alliance affiliates were trending lower. Excluding the U.S. e-mail product, the margins were 32.5% and 10.7% for the years ended December 31, 2002 and December 31, 2001, respectively.

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

        INTEREST INCOME, NET.    Interest income related to our cash and cash equivalents and interest expense relates to our notes payable and capital lease obligations. Interest income decreased due to the decrease in our cash and cash equivalents. Interest expense of $0.3 million in 2002 increased due to an increase in the amount and time outstanding of notes payable.

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

        On January 22, 2002, we completed the sale of our wholly owned subsidiary, IMAKE. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we accounted for the operations of this component as a discontinued operation. Approximately $29.6 million of the loss from discontinued operations in 2001 related to IMAKE. Our consolidated financial statements have been revised to reflect the sale of the IMAKE subsidiary as a discontinued operation in accordance with SFAS No. 144.

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

        As of February 29, 2004, there were approximately 25.7 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 15.1 million shares of common stock that may be sold into the market in the future, including approximately 4.8 million shares of our common stock issuable upon exercise of options, 8.1 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

        Sunra Capital Holdings Ltd. is currently the beneficial owner of 8.0 million shares of our common stock. PubliGroupe USA Holding, Inc. is the beneficial owner of 2.5 million shares of our common stock and has entered into an agreement to vote on all matters in accordance with the recommendations of our Board of Directors. Additionally, the terms of the Series A Preferred Stock, owned solely by Sunra, contain certain protective provisions that provide such holders an effective veto right over certain corporate matters.

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

        Tony Schmitz has served as our Chief Technology Officer since January 2003 and as our President, Technology Solutions since July 2003. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly USWeb/CKS), an Internet services firm, from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies, a network integration company, from June 1997 to June 1998 and as a principal at Reach Networks, an online services development company, from 1988 to 1997. Mr. Schmitz received a B.S. in Business from the State University of New York at Albany.

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

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Annual Salary	Bonus	Other Compensation	Securities Underlying Options (#)	All Other Compensation
David J. Moore	2003	$262,573	$421,701	$—	164,130	$—
Chief Executive Officer(1)	2002	$254,925	$286,648	$208,750	345,250	$—
	2001	$225,000	$62,000	$—	58,500	$—
Norman M. Blashka	2003	$210,000	$164,994	$—	97,647	$—
Chief Financial Officer(2)	2002	$200,000	$157,203	$81,250	177,750	$—
	2001	$33,333	$—	$—	—	$200,000	(6)
Jonathan K. Hsu	2003	$176,750	$135,777	$—	99,412	$—
Senior Vice President(3)	2002	$159,668	$60,209	$—	60,000	$—
	2001	$25,333	$—	$—	—	$95,000	(6)
Mark E. Moran	2003	$180,250	$164,370	$—	95,147	$—
General Counsel(4)	2002	$163,332	$89,002	$48,281	149,781	$—
	2001	$157,500	$39,375	$—	18,000	$—
Christopher J. Wagner	2003	$195,027	$36,797	$—	102,336	$—
Chief Executive Officer—Europe(5)	2002	$158,990	$23,434	$—	78,516	$—
	2001	$24,686	$—	$—	—	$—

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

OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 2003

	Individual Grants
Name	# of Securities Underlying Options Granted(#) (1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Share)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%	10%
David J. Moore	44,130	2.4	$1.05	3/19/13	$29,141	$73,848
	120,000	6.5	$1.15	1/13/13	$86,787	$219,936

Total	164,130	8.9%			$115,928	$293,784
Norman M. Blashka	17,647	0.9	$1.05	3/19/13	$11,653	$29,531
	80,000	4.3	$1.15	1/13/13	$57,858	$146,624

Total	97,647	5.2%			$69,511	$176,155
Jonathan K. Hsu	29,412	1.6	$1.05	3/19/13	$19,422	$49,219
	70,000	3.8	$1.15	1/13/13	$50,626	$128,296

Total	99,412	5.4%			$70,048	$177,515
Mark E. Moran	15,147	0.8	$1.05	3/19/13	$10,002	$25,347
	80,000	4.3	$1.15	1/13/13	$57,858	$146,624

Total	95,147	5.1%			$67,860	$171,971
Christopher J. Wagner	22,336	1.2	$1.05	3/19/13	$14,749	$37,378
	80,000	4.3	$1.15	1/13/13	$57,858	$146,624

Total	102,336	5.5%			$72,607	$184,002

(1)
All options were granted pursuant to the 1998 or 2002 Stock Incentive Plans.

(2)
The total number of options granted to directors and employees in 2003 was 1,858,176.

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

AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 2003 AND FISCAL
YEAR-END OPTION VALUES

			Number ofSecurities UnderlyingUnexercised Options At December 31, 2003		Value of Unexercised In-the-Money Options At December 31, 2003(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Moore	—	—	506,250	86,630	$2,465,228	$485,210
Norman M. Blashka	150,000	$141,900	199,416	45,981	$1,118,949	$256,957
Jonathan K. Hsu	—	—	111,875	47,537	$618,906	$266,770
Mark E. Moran	—	—	239,412	44,766	$1,144,110	$249,968
Christopher J. Wagner	—	—	90,399	90,451	$501,716	$504,239

(1)
Based on the closing market price of the common stock as reported by Nasdaq on December 31, 2003 of $6.70 per share.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of February 29, 2004, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our current directors and executive officers; and (iii) our current directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
Executive Officers and Directors
David J. Moore(2)	1,423,459	5.4%
Robert J. Perkins(3)	12,994	*
Arnie Semsky(4)	17,586	*
Joseph W. Waechter(5)	8,443,766	25.6%
Moritz F. Wuttke(6)	12,994	*
Valentine J. Zammit(7)	104,835	*
David B. Hills(8)	43,666	*
Jonathan K. Hsu(9)	170,068	*
Mark E. Moran(10)	386,175	1.5%
Tony Schmitz(11)	53,916	*
Christopher J. Wagner(12)	191,639	*
Douglas C. Wagner(13)	77,845	*
All current directors and officers as a group (12 persons)(14)	10,938,943	31.6%
Beneficial Holders of 5% or more
Sunra Capital Holdings Limited(15)	7,954,243	24.1%
PubliGroupe USA Holding, Inc.(16)	2,509,104	9.8%
Riverview Group LLC(17)	2,074,860	7.5%
RS Investment Management Co. LLC(18)	1,714,726	6.7%

*
Represents less than 1% of the outstanding common stock.

(1)
Percentage is based on total outstanding shares of common stock of 25,685,206 as of February 29, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of February 29, 2004 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 1250 Broadway, New York, NY 10001.

(2)
Includes (i) 42,293 shares of common stock held by a family trust and other trusts held for the benefit of family members, beneficial ownership of which is disclaimed by Mr. Moore; Mr. Moore's wife is the co-trustee of each such trust; (ii) 206,971 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (iii) 20,697 shares of common stock issuable upon exercise of warrants; and (vi) vested options to purchase 567,881 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 145,000 shares of common stock not exercisable within 60 days of February 29, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(3)
Includes vested options to purchase 7,777 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 8,889 shares of common stock not exercisable within 60 days of February 29, 2004.

(4)
Includes vested options to purchase 12,369 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 8,985 shares of common stock not exercisable within 60 days of February 29, 2004.

(5)
Includes (i) 7,304,602 shares of common stock issuable upon conversion of shares of Series A Preferred Stock held by Sunra Capital Holdings Limited ("Sunra"); (ii) 649,641 shares of common stock held by Sunra; (iii) 480,695 shares of common stock held by the Joseph W. Waechter and Anita A. Waechter Revocable Trust dated June 10, 1998. Includes vested options to purchase 3,611 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 10,556 shares of common stock not exercisable within 60 days of February 29, 2004. The number of shares of common stock issuable upon conversion of shares of Series A Preferred Stock is subject to anti-dilution adjustments. As a result of an agreement between us and Sunra entered into to assure compliance with Nasdaq's voting rights requirements set forth in Nasdaq Marketplace Rule 4351, 172,528 of the shares held by Sunra will be voted by us on all matters presented to the stockholders in the same proportion as all other shares of common stock voted on the matter. Mr. Waechter is also (i) a director and the President of Sunra, (ii) the sole member and manager of California Pacific Capital LLC ("CPC"), which holds sole voting and dispositive power over our shares held by Sunra pursuant to a Management Agreement between Sunra and CPC, and (iii) a trustee of the Waechter Trust.

(6)
Includes vested options to purchase 7,777 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 8,889 shares of common stock not exercisable within 60 days of February 29, 2004. Mr. Wuttke is an officer of PubliGroupe, SA, the parent company of PubliGroupe USA Holding, Inc. Mr. Wuttke disclaims beneficial ownership over shares held by PubliGroupe USA Holding, Inc.

(7)
Includes (i) 82,788 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 8,279 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 3,333 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 8,890 shares of common stock not exercisable within 60 days of February 29, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(8)
Includes (i) 24,000 shares of restricted stock granted pursuant to the 2002 Stock Incentive Plan that are subject to forfeiture under the terms of the grant; and (ii) vested options to purchase 11,666 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 88,334 shares of common stock not exercisable within 60 days of February 29, 2004.

(9)
Includes vested options to purchase 148,161 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 91,251 shares of common stock not exercisable within 60 days of February 29, 2004.

(10)
Includes vested options to purchase 269,046 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 95,134 shares of common stock not exercisable within 60 days of February 29, 2004.

(11)
Includes (i) 8,279 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 828 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 36,750 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 133,335 shares of common stock not exercisable within 60 days of February 29, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(12)
Includes (i) 16,558 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 1,656 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 124,329 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 136,523 shares of common stock not exercisable within 60 days of February 29, 2004. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants is subject to anti-dilution adjustments.

(13)
Includes vested options to purchase 71,234 shares of common stock exercisable within 60 days of February 29, 2004. Excludes unvested options to purchase 59,586 shares of common stock not exercisable within 60 days of February 29, 2004.

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

(17)
The address of Riverview Group LLC is c/o Millennium Management, LLC, 666 Fifth Avenue, New York, NY 10103. Includes (i) 1,714,286 shares of common stock issuable upon conversion of our 2% subordinated convertible debentures; (ii) 360,564 shares of common stock issuable upon exercise of warrants; and (iii) ten shares of common stock held by Millenco, LP.

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

        The Series B Preferred Stock contained a $1.25 embedded beneficial conversion feature which is included in "Preferred stock conversion discount" on the consolidated statement of operations (see Note 2). The total non-cash charge of $6.6 million in "Preferred stock conversion discount" consists of the Series A Preferred Stock and Series B Preferred Stock transaction.

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

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

        Shares reserved for future issuance as of December 31, 2003 are as follows:

Reserved Shares
Reserved for issued and outstanding unclassified warrants	620,743
Reserved for stock incentives under the 1998 Stock Incentive Plan	1,500,934
Reserved for stock incentives under the 2001 Stock Incentive Plan	441,565
Reserved for stock incentives under the 2002 Stock Incentive Plan	4,032,058

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

aQuantive, Inc.—Summary Judgment

        On March 10, 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the decision of the U.S. Federal Court for the Western District of Washington that granted summary judgment to aQuantive, Inc. The Company has filed a request for rehearing before the Federal Circuit Court of Appeals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on March 24, 2004.

24/7 REAL MEDIA, INC.
*By:	/s/ DAVID J. MOORE David J. Moore Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on March 24, 2004 by the following persons in the capacities indicated:

Signature	Title

/s/ DAVID J. MOORE David J. Moore	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
* Robert J. Perkins	Director
* Arnie Semsky	Director
* Joseph W. Waechter	Director
* Moritz F. Wuttke	Director
* Valentine J. Zammit	Director
/s/ JONATHAN K. HSU Jonathan K. Hsu	Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)
/s/ MARK E. MORAN Mark E. Moran	Executive Vice President, General Counsel and Secretary
*By:	/s/ MARK E. MORAN Mark E. Moran Attorney-in-fact

  (c)
  Exhibit Index.

        Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description
2.6	Agreement and Plan of Merger, dated October 30, 2001, between 24/7 Media, Inc., Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed November 1, 2001)
2.7	Asset Purchase Agreement by and among Naviant, Inc., 24/7 Mail., and 24/7 Real Media, Inc. dated as of April 30, 2002. (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed May 3, 2002)
2.8	Asset Purchase Agreement dated as of September 19, 2002 among 24/7 Real Media, Inc., Elbit Vflash Inc. and Elbit Vflash Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
2.9	Asset Purchase Agreement, dated as of January 21, 2003, by and among 24/7 Real Media, Inc., Insight First, Inc., and certain stockholder's name therein. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 24, 2003)
2.10	Stock Purchase Agreement dated May 17, 2001 by and among Exactis.com, Inc., Direct Marketing Technologies and 24/7 Media (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed June 7, 2001)
2.11	Stock Purchase Agreement dated January 22, 2002 by and among 24/7 Real Media, Inc., Imake Software & Services, Inc. and Schaszberger Corporation (Incorporated by reference by Exhibit 1.1 to the Registrant's filing on Form 8-K filed February 6, 2002)
2.12	Share Acquisition Agreement, dated as of December 16, 2003, by and among 24/7 Real Media, Inc., Real Media Korea Co. Ltd. ("RMK") and the other selling shareholders of RMK (the "Selling Shareholders"). (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.13	Escrow Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc., the Selling Shareholders and The Bank of New York, as escrow agent. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.14	Registration Rights Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc. and the Selling Shareholders. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K filed January 12, 2004)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	By-laws of the Company.(1)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 filed June 4, 1998
4.2	Note dated October 30, 2001 issued by Real Media, Inc. in favor of PubliGroupe USA, Inc. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.3	Form of Note by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.4	Guarantee dated October 30, 2001 by 24/7 Media, Inc. in favor of PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's filing on Form 8-K filed November 1, 2001)
4.5	Certificate of Designation of Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed July 4, 2002)
4.6	Series A and Series A-1 Preferred Stock and Common Stock Warrant Purchase Agreement dated as of July 2, 2002 between the Company and Sunra Capital Holdings Limited (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed July 12, 2002)
4.7	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed July 3, 2002)

4.8	Investor Rights Agreement dated as of July 2, 2002 among the Company, Sunra and Merchant Partners LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on Form 8-K filed July 3, 2002)
4.9	Amendment No. 1 to Series A and A-1 Preferred Stock and Common Stock Warrant Purchase Agreement, dated as of August 7, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.1 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.10	Voting Agreement, dated as of August 8, 2002, by and between 24/7 Real Media, Inc. and Sunra Capital Holdings Limited. (Incorporated by reference to Exhibit 5.2 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.11	Certificate of Designation of Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.12	Series B Preferred Stock Purchase Agreement dated September 19, 2002 among 24/7 Real Media, Inc., Elbit Ltd. and Gilbridge, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.13	Investor's Rights Agreement dated as of September 19, 2002 by and among 24/7 Real Media, Inc., Elbit Ltd., Gilbridge, Inc and Elbit Vflash, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed October 4, 2002)
4.14	Securities Purchase Agreement, dated September 26, 2003, by and between the Company and The Riverview Group LLC ("Riverview"). (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.15	Form of Debenture issued to Riverview. (Incorporated by reference to Exhibit 4.2 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.16	Form of Warrant to purchase Common Stock issued to Riverview. (Incorporated by reference to Exhibit 4.3 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.17	Registration Rights Agreement dated as of September 26, 2003 by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.4 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.18	Escrow Agreement dated as of September 26, 2003 by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.5 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.19	Certificate of Designation of Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed on June 12, 2003)
4.20	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on Form 8-K filed on June 12, 2003)
10.1	1998 Stock Incentive Plan.(1)
10.2	2001 Stock Incentive Plan for Non-Officers.(2)
10.3	2001 Equity Compensation Plan.(2)
10.4	Form of Stock Option Agreement.(1)
10.6	2002 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's filing on Form 10-K filed on March 31, 2003)
10.8	Employment Agreement, by and between 24/7 Real Media, Inc. and Norman M. Blashka. (Incorporated by reference to Exhibit 10.8 to the Registrant's filing on Form 10-K filed on March 31, 2003)
10.12	GlobalCenter Master Service Agreement, dated May 1, 1998.(1)
10.22	Agreement and Plan of Merger dated as of January 9, 2000 among the Company, Killer-App Holding Corp., Sabela Media, Inc., Freshwater Consulting Ltd., James Green and Galmos Holdings Ltd.(3)
10.23	Agreement and Plan of Merger dated as of December 31, 1999 among the Company, Mercury Holding Company, IMAKE Software & Services, Inc., IMAKE Consulting, Inc., Mark L. Schaszberger and Trami Tran.(3)

10.24	Agreement and Plan of Merger dated as of February 2, 2000 among the Company, 24/7 Awards Holding Corp., AwardTrack, Inc., MemberWorks Incorporated, Brian Anderson, National Discount Brokers Group, Inc., Jeffrey Newhouse, John Watson, Gregory Hassett, Randy Moore and Jack Daley.(3)
10.25	Agreement and Plan of Merger dated as of February 29, 2000 by and among 24/7 Media, Inc., Evergreen Acquisition Sub Corp. and Exactis.com, Inc.(4)
10.26	Agreement and Plan of Merger, dated August 24, 2000, between 24/7 Media, Inc., WSR Acquisition Sub, Inc., Website Results, Inc. and the stockholders of Website Results.(5)
10.27	2002 Stock Incentive Plan. (Incorporated by reference to the Registrant's Proxy Statement filed on August 9, 2002)
10.28	Services Agreement between Lycos, Inc. and 24/7 Real Media, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 99.2 to the Registrant's filing on Form 8-K filed February 11, 2004)
10.29	Letter Agreement, dated May 23, 2003, by and among 24/7 Real Media Inc., Real Media, Inc. and Publigroupe USA Holding, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.30	Form of Series C-1 Preferred Stock and Common Stock Warrant Purchase Agreement. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.31	Form of Investor Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Registrant's filing on Form 8-K filed June 12, 2003)
10.32	Form of Voting Rights Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant's filing on Form 8-K filed June 12, 2003)
21.1	List of Subsidiaries of the Company(6)
23.1	Consent of Goldstein Golub Kessler LLP.(6)
23.2	Consent of KPMG LLP.(6)
31.1	Certification of Principal Executive Officer.(6)
31.2	Certification of Principal Financial Officer.(6)
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(6)
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(6)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed June 4, 1998 (File No. 333-56085). TFSM's certificate of incorporation has since been amended as follows: Certificate of Amendment, filed with the Delaware Secretary of State on June, 28, 2000 and filed herewith; Certificate of Ownership and Merger, filed with the Delaware Secretary of State on November 9, 2001 and filed herewith; Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrants filings on Amended Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Increase filed with the Delaware Secretary of State on September 12, 2002 and filed herewith; Certificate of Designation, filed with the Delaware Secretary of State on September 19, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed October 4, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.2 filed to the Registrant's filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Increase, filed with the Delaware Secretary of State on June 4, 2003 and filed herewith; Certificate of Amendment of Restated Certificate, filed with the Delaware Secretary of State on August 29, 2003 and filed herewith; and Certificate of Amendment, filed with the Delaware Secretary of State on February 26, 2004 and filed herewith.

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