Form 10-Q
period 2004-03-31
24/7 REAL MEDIA INC
filed 2004-05-14
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT May 12 , 2004
Common Stock, par value $.01 per share	34,124,045 Shares

24/7 Real Media, Inc.

March 31, 2004

FORM 10-Q

Open AdStream®, Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Insight SE™ are trademarks of 24/7 Real Media, Inc.  All other brand names or trademarks appearing herein are the properties of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,829	$21,645
Accounts receivable, less allowances of $938 and $971, respectively	16,977	11,603
Prepaid expenses and other current assets	1,729	1,669

Total current assets	71,535	34,917

Property and equipment, net	2,889	2,862
Goodwill	18,740	2,621
Intangible assets, net	2,807	3,352
Other assets	7,080	2,428

Total assets	$103,051	$46,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,076	$6,266
Accrued liabilities	14,451	10,086
Deferred revenue	2,617	2,544

Total current liabilities	28,144	18,896

Subordinated convertible debentures, 2%, due 2006	13,473	13,320
Warrant liability	2,595	3,595
Other long term liabilities	315	332

Total liabilities	44,527	36,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 713,362 and 828,250 shares issued and outstanding, respectively (liquidation preference of $10 per share)	7	8
Common stock; $.01 par value; 350,000,000 shares authorized; 33,090,299 and 23,367,421 shares issued and outstanding, respectively	331	234
Additional paid-in capital	1,155,535	1,106,984
Deferred stock compensation	(182)	(257)
Accumulated other comprehensive income	462	305
Accumulated deficit	(1,097,629)	(1,097,237)
Total stockholders’ equity	58,524	10,037

Total liabilities and stockholders’ equity	$103,051	$46,180

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)

Revenues:
Integrated media solutions	$13,039	$8,343
Technology solutions	4,342	3,481
Total revenues	17,381	11,824

Cost of revenues:
Integrated media solutions	9,441	5,510
Technology solutions	822	1,165
Total cost of revenues	10,263	6,675

Gross profit	7,118	5,149

Operating expenses:
Sales and marketing (exclusive of $24 and $8, respectively, reported below as stock-based compensation)	3,316	3,144
General and administrative (exclusive of $172 and $38, respectively, reported below as stock-based compensation)	2,982	2,922
Product development (exclusive of $3 and $1, respectively, reported below as stock-based compensation)	1,051	588
Amortization of intangible assets and deferred financing costs	788	647
Stock-based compensation	199	47

Total operating expenses	8,336	7,348

Loss from operations	(1,218)	(2,199)

Interest expense, net	(182)	(91)
Change in fair value of warrant liability	928	—
Other income, net	180	—

Loss before provision for income taxes	(292)	(2,290)

Provision for income taxes	100	7

Net loss	(392)	(2,297)

Dividends on preferred stock	(118)	(129)
Net loss attributable to common stockholders	$(510)	$(2,426)

Loss per common share - basic and diluted
Net loss	$(0.02)	$(0.18)
Dividends on preferred stock	(0.00)	(0.01)
Net loss attributable to common stockholders	$(0.02)	$(0.19)

Weighted average shares outstanding	25,618,029	12,894,663

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(392)	$(2,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	658
Provision for doubtful accounts and sales reserves	175	213
Loss on disposal of fixed assets	—	—
Amortization of intangible assets and deferred financing costs	788	647
Amortization of warrants	153	—
Non-cash compensation	199	47
Accrued interest on notes payable	75	99
Change in fair value of warrant liability	(928)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(478)	(1,538)
Prepaid assets and other current assets	(31)	560
Other assets	(4,553)	(57)
Accounts payable and accrued liabilities	3,015	(1,226)
Deferred revenue	62	334

Net cash used in operating activities	(1,427)	(2,560)

Cash flows from investing activities:
Cash paid for acquisitions, net	(1,574)	(150)
Capital expenditures, including capitalized software	(345)	(325)
Cash paid for investment	—	(50)

Net cash used in investing activities	(1,919)	(525)

Cash flows from financing activities:
Proceeds from issuance of common stock	33,840	—
Proceeds from exercise of stock options and conversion of warrants	545	42
Payment of capital lease obligations	(12)	(12)

Net cash provided by financing activities	34,373	30

Net change in cash and cash equivalents	31,027	(3,055)
Effect of foreign currency on cash	157	(44)
Cash and cash equivalents at beginning of year	21,645	7,674

Cash and cash equivalents at end of period	$52,829	$4,575

See accompanying notes to unaudited interim consolidated financial statements.

(1)  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries offers a suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search marketing services.

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

Technology Solutions are primarily based on the Company’s patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics, and consist of: Open AdStream Local, which the Company licenses to Web publishers to run on their proprietary, local servers; Open AdStream Central, which the Company provides to Web publishers from software hosted centrally on the Company’s servers; Open Advertiser, which the Company provides to advertisers and advertising agencies from software hosted centrally on the Company’s servers; and the Company’s Insight software solutions, which integrate with Open AdStream to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze, manage and monetize audiences.

Organization and Basis of Presentation

(a)  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition.  All significant intercompany transactions and balances have been eliminated.

The accompanying interim consolidated financial statements are unaudited.  In the Company’s opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of the operations and cash flows of the Company for the interim periods presented.  The financial statements, financial data and other information disclosed in these notes to the consolidated results are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

(b)  Use of Estimates

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

On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accruals, allowance for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, among others.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

(c)  Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents.  Cash and cash equivalents consisted principally of money market accounts.

(d)  Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.  Cash equivalents consist of money market funds, which, at times, exceed federally insured limits.  Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States, Europe and Korea.  Many of those customers are in the Internet industry.  To appropriately manage credit risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required.  The Company maintains reserves for estimated credit losses and these losses have generally been within management’s expectations.

No single customer accounted for greater than 10% of net revenues for the three months ended March 31, 2004 and 2003.

(e)  Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing.  The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  Management reviews the accounts receivable by aging category to identify specific customers with known disputes or collectibility issues.  In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations.  The Company also maintains a sales allowance to reserve for potential credits issued to customers.  The amount of the reserve is determined based on historical credits issued.

(f)  Unbilled Receivables

At March 31, 2004 and December 31, 2003, accounts receivable included approximately $6.4 million and $4.4 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business, as receivables are usually invoiced in the month following the completion of the earning process.  All unbilled receivables have been subsequently billed.

(h)  Capitalized Software; Product Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.  Generally, the completion of the working model coincides with general release.  The Company capitalized approximately $1.2 million in connection with the development of its Open Advertiser advertisement serving software product, which is included in property and equipment, net on the consolidated balance sheet.  The product was released in June 2003 and is being amortized using the straight-line method over the estimated useful life of the software, or four years.  Amortization for the three month period ended March 31, 2004 was $0.1 million and accumulated amortization as of March 31, 2004 was $0.2 million.

(i)  Revenue Recognition; Cost of Revenues

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

The Company becomes obligated to make payments to third-party Web sites, search engine distribution partners and e-mail lists which have contracted with the Company to be part of the 24/7 Network, in the period the advertising impressions, valid visitors or e-mails are delivered. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

Technology Solutions

Technology Solutions revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Board (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.  Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term.  Revenue from advertisement serving is recognized upon delivery.  Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses from the Company’s licensing, software maintenance, technical support and advertisement serving revenues are primarily payroll costs incurred to deliver and support the software.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Deferred Revenue

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates.  Deferred revenues are included on the consolidated balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed.  The Company’s deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services. Deferred revenues at March 31, 2004 and December 31, 2003 were approximately $2.6 million and $2.5 million, respectively.

(j)  Warrant Liability

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability.  Under the provisions of EITF 00-19, a contract designated as an asset or liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the consolidated statement of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  The classification of a contract should be reviewed at each balance sheet date.

In connection with the placement of the Company’s preferred stock and subordinated convertible debentures, the Company issued warrants to investors to purchase shares of the Company’s common stock.  The Company agreed to register the shares issuable upon exercise of the warrants and to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline.  The Company also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders.  Accordingly, pursuant to EITF 00-19, the Company reflected the value of the warrants as a warrant liability on the consolidated balance sheet and the liability will be reclassified to equity upon exercise or conversion.  The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statement of operations.  As a result of such evaluation, the Company decreased the warrant liability at March 31, 2004 by

$0.9 million on the consolidated balance sheet and recorded a change in fair value of warrant liability on the consolidated statement of operations.

(k)  Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.  SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net loss:
As reported	$(392)	$(2,297)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	1,768	2,210
Pro forma	$(2,160)	$(4,507)
Net loss attributable to common stockholders per share:
As reported	$(0.02)	$(0.19)
Pro forma	(0.09)	(0.36)

The per share weighted-average fair value of stock options granted for the three months ended March 31, 2004 and 2003 is $4.63 and $0.85, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	2004	2003

Expected dividend yield	0%	0%
Risk-free interest rate	2.23%	2.47%
Expected life (in years)	2.5	4.0
Volatility	131%	103%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF No. 96-18, Accounting For Equity Instruments

That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

(l)  Preferred Stock

	Shares	Price Per	Conversion	Shares Ouststanding at
Series	Authorized	Share	Rate	March 31, 2004	December 31, 2003
A	800,000	$10.00	$1.02675	635,362	750,000
C	718,250	10.00	1.20790	78,000	78,250
				713,362	828,250

During the first quarter of 2004, 114,638 shares of Series A and 250 shares of Series C Preferred Stock were converted into 1,116,513 and 2,070 shares of common stock, respectively.  The preferred stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  At March 31, 2004, there are approximately $0.6 million of accrued but unpaid dividends.

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

(m)  Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2004 and 2003 was $(0.2) million and $(2.3) million, respectively.  Comprehensive loss resulted from net losses of $(0.4) million and $(2.3) million, and in 2004 foreign currency translation adjustment of $0.2 million.

(n)  Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted net loss per common share for the three months ended March 31, 2004 and 2003 does not include the effects of options to purchase 4.9 million and 3.9 million shares of common stock, respectively; 0.6 million and 1.1 million common stock warrants, respectively; 1.7 million shares of common stock in 2004 related to subordinated convertible debentures, on an “as if” converted basis; and 6.8 million and 8.0 million shares of preferred stock, respectively, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

(o)  Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

(2)  ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)  Acquisition of Real Media Korea Co., Ltd (“RMK”)

On January 6, 2004, the Company completed the acquisition of Real Media Korea Co., Ltd., by acquiring the approximately 90.4% of the outstanding shares of RMK that the Company did not already own.  The Company paid total consideration of $20.1 million in exchange for the RMK shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law.  For accounting purposes the effective date of the acquisition is January 1, 2004.

The purchase price in excess of fair value of net tangible assets and liabilities acquired of $16.1 million has been preliminarily allocated to goodwill.  The Company is in the process of obtaining an external valuation.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Cash and cash equivalents	$3,469
Other current assets	5,151
Fixed assets	169
Non-current assets	385
Accrued liabilities	(5,119)
$4,055

(b)  Acquisition of Insight First, Inc.

On January 21, 2003, the Company acquired certain assets of Insight First, Inc., including specific contracts, intangibles and employee relationships, related to Insight First’s Web analytics solutions, including the intellectual property relating to specific products, in exchange for approximately 0.7 million shares of the Company’s common stock valued at approximately $1.1 million, plus $150,000 in cash.  In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004.

The purchase price in excess of fair value of net tangible assets and liabilities acquired of $1.3 million has been allocated to acquired technology.  The acquired technology is being amortized over the expected benefit period of four years.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Fixed assets	$44
Accrued liabilities	(41)
$3

(c)  Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s RMK and Insight First acquisition accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three months ended March 31, 2004 and 2003.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Total revenues	$17,381	$14,262
Net loss	(392)	(2,338)
Loss per share	$(0.02)	$(0.15)
Weighted average shares used in net loss per share calculation (1)	25,758,232	15,185,635

(1)  The weighted average shares used to compute pro forma basic and diluted net loss per share for the three months ended March 31, 2004 and 2003 includes the 2.1 million and 0.7 million shares of common stock issued for RMK and Insight First, respectively, as if the shares were issued on January 1, 2003.

(3)  DISPOSAL OF NON-CORE ASSETS

Sale of iPromotions, Inc.

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors including some of the Company’s former employees.  Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangibles, and employee relationships related to our iPromotions business, including the intellectual property relating to specific products.  The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis.  Accordingly, the Company effectively sold a majority stake in its iPromotions business.  Prior to the sale, the carrying value of iPromotions was $0, therefore, there was no gain or loss on the transaction.  The cash payment was recorded as an investment.

(4)  GOODWILL AND INTANGIBLE ASSETS, NET

Pursuant to SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded goodwill and intangible assets when the fair value of the net tangible assets acquired was less than the purchase price of the asset or business acquired.  Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of goodwill and intangible assets with finite lives and addresses the impairment testing and recognition for goodwill and intangible assets.  SFAS No. 144 establishes a single model for the impairment of long-lived assets.

On an ongoing basis, management reviews that value and period of amortization of goodwill and intangible assets.  No event occurred or circumstances changed during the first quarter of 2004 that would have, more likely than not, reduced the fair value of goodwill and intangible assets below the amounts reflected in the consolidated balance sheet and accordingly, no impairment charge was recorded for the three month period ended March 31, 2004.

(a)  Goodwill

The $18.7 million in goodwill at March 31, 2004 relates $16.1 million to RMK, $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.  The $2.6 million in goodwill at December 31, 2003 relates $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.

(b)  Intangible Assets, Net

The $2.8 million in intangible assets, net at March 31, 2004 relates $1.6 million to Real Media, $0.9 million to Insight First and $0.3 million to 24/7 Search.  The $3.4 million in intangible assets, net at December 31, 2003 relates $1.8 million to Real Media, $1.0 million to Insight First and $0.6 million to 24/7 Search.

	March 31,	December 31,	Estimated
	2004	2003	Useful Lives
	(in thousands)

Goodwill (1)	$18,740	$2,621

Technology	$7,263	$7,263	4
Less accumulated amortization	(4,655)	(4,142)
Net Technology	2,608	3,121

Trademark	500	500	4
Less accumulated amortization	(301)	(269)
Net Other intangible assets	199	231

Gross Intangible assets	7,763	7,763
Less accumulated amortization	(4,956)	(4,411)
Net Intangible assets	$2,807	$3,352

(1) Goodwill increased $16.1 million due to the acquisition of RMK.

(5)  RESTRUCTURING

The following sets forth the activities in the Company’s restructuring reserve for the three month period ended March 31, 2004, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current Year Utilization	Ending Balance
Employee termination benefits	$470	$(438)	$32
Office closing costs	1,165	(170)	995
Other exit costs	28	(28)	—
	$1,663	$(636)	$1,027

(6)  RELATED PARTY TRANSACTIONS

The Company had issued three Promissory Notes to PubliGroupe, a significant shareholder, totaling $7.5 million.  Mr. Wuttke, a member of the Company’s board of directors, is an officer of PubliGroupe SA, the parent company of PubliGroupe.  One note for $4.5 million had an interest rate of 4.5% with principal and interest due in October 30, 2006.  Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005.  On May 23, 2003, PubliGroupe surrendered for cancellation the three Promissory Notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and approximately 1.0 million shares of the Company’s common stock, valued at $1.8 million.

Interest expense related to these notes for the three month period ended March 31, 2003 was approximately $0.1 million.

(7)  2% SUBORDINATED CONVERTIBLE DEBENTURES

On September 26, 2003, the Company completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”).  The Debentures are convertible into shares of the Company’s common stock at $8.75 per share.  Interest on the Debentures at the rate of 2% is due semi-annually starting in January 2004.  The investor also acquired a five-year warrant (the “Warrants”) to purchase 0.4 million shares of the Company’s common stock at $9.5685 per share.

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

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid.  In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of this Debentures.  The redemption right constitutes an embedded derivative.  The value of this embedded derivative at March 31, 2004 is immaterial to the financial position of the Company.  The Company will continue to review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years.  The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method.  Accordingly, the carrying value of the Debentures will be increased over the initial term.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash.  In addition to the placement fees, the Company issued warrants to the placement agent.  The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor.  The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet.  Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures.  In 2004, approximately $0.1 million of these costs are included in amortization expense and at March 31, 2004, the unamortized portion of the debt issuance costs is $1.3 million.

(8)  EQUITY INSTRUMENTS

PREFERRED STOCK

During the quarter, 114,638 shares of Series A and 250 shares of Series C Preferred Stock were converted into 1,116,513 and 2,070 shares of common stock, respectively.

COMMON STOCK

(a)  Secondary Stock Offering

On March 30, 2004, the Company completed a secondary stock offering in which a total of 8.0 million shares of common stock were sold at $6.00 per share.  Of the shares sold, the Company sold 6.0 million shares and selling stockholders sold 2.0 million shares.  The Company and the selling stockholders received proceeds net of underwriting discounts and commission, and before other offering expenses, of $33.8 million and $11.3 million, respectively.  Other offering expenses estimated at approximately $1.0 million were accrued at March 31, 2004.  The Company will pay all offering expenses (including the offering expenses of the selling stockholders).

In connection with this offering, the Company and selling stockholders granted to the underwriters an option to purchase up to an additional 1.2 millions shares of common stock at $6.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments.  Of the additional shares offered, approximately 0.8 million shares and 0.4 million shares were offered by the Company and by the selling stockholders, respectively (see note 13).

(b)  Reverse Stock Split

On February 27, 2004, the Company completed a one-for-five reverse split of its common stock. As a result of the reverse split, every five shares of the Company’s common stock were combined into one share of common stock. The reverse split does not affect the number of shares of preferred stock and warrants outstanding, however, the conversion ratio is adjusted.  All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-Q to reflect the reverse stock split.

(c)  Other Issuances

On January 6, 2004, the Company issued approximately 2.1 million shares, valued at $14.6 million, in connection with the acquisition of RMK.

On March 17, 2003, the Company issued approximately 0.3 million shares, valued at $0.3 million, to employees in lieu of cash for achieving contractual performance-based 2002 targets bonuses.  The bonuses were accrued at December 31, 2002.

On January 21, 2003, the Company issued approximately 0.7 million shares, valued at $1.1 million, in connection with the acquisition of Insight First.

(d)  Additional Paid-in Capital

During the three month period ended March 31, 2004, the Company’s additional paid-in capital increased by $48.6 million primarily due to $32.8 million in connection with the Company’s secondary offering of common stock, $14.6 million in connection with the acquisition of RMK, $0.6 million in other stock-based compensation issued to employees and $0.6 million from exercise of stock options and warrants.

(9)  STOCK INCENTIVE PLANS

For the three month period ended March 31, 2004, the Company granted 1.8 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2004, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest

For the three months ended March 31, 2004 and 2003, the amount of cash paid for interest was $81,000 and $3,000, respectively.

(11)  SEGMENTS

The Company’s business is comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites and search engine traffic delivery and marketing services.  The Technology Solutions segment generates revenue by providing third-party advertisement serving and other technology services.  The Company’s management periodically reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three months ended March 31, 2004 and 2003, is as follows:

	Three months ended March 31, 2004
	Integrated
	Media	Technology
	Solutions	Solutions	Corporate	Total
	(in thousands)

Revenues	$13,039	$4,342	$—	$17,381
Depreciation	247	224	17	488
Amortization of intangible assets and deferred financing costs	327	329	132	788
Stock-based compensation	28	—	171	199
Segment income (loss) from operations	(165)	739	(1,792)	(1,218)
Interest income (expense), net	23	—	(205)	(182)
Other income (expense), net	(9)	—	189	180
Income tax expense	(100)	—	—	(100)
Segment income (loss)	(251)	739	(880)	(392)

	Three months ended March 31, 2003
	Integrated
	Media	Technology
	Solutions	Solutions	Corporate	Total
	(in thousands)

Revenues	$8,343	$3,481	$—	$11,824
Depreciation	434	193	31	658
Amortization of intangible assets and deferred financing costs	333	314	—	647
Stock-based compensation	20	—	27	47
Segment loss from operations	(492)	(42)	(1,665)	(2,199)
Interest income (expense), net	1	—	(92)	(91)
Income tax expense	(7)	—	—	(7)
Segment loss	(497)	(42)	(1,758)	(2,297)

Total assets:
March 31, 2004	36,159	10,473	56,419	103,051
December 31, 2003	10,381	11,173	24,626	46,180

	US	International	Total
	(in thousands)
Three months ended March 31, 2004
Revenues	$8,423	$8,958	$17,381
Long-lived assets	13,027	18,489	31,516

Three months ended March 31, 2003
Revenues	$7,440	$4,384	$11,824
Long-lived assets at December 31, 2003	9,548	1,715	11,263

(12)  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Lycos, Inc. Services Agreements

On February 11, 2004, the Company entered into a five-year arrangement with Lycos, Inc. (“Lycos”) to provide media sales, advertisement serving and analytics technology services to Lycos’ U.S. Web properties and to transition personnel and other services from Lycos to the Company.

The agreement requires the Company to pay Lycos the greater of 65% of all net advertising sales revenue generated by the Company in respect of Lycos’ U.S. Web properties, or specified minimum required annual payments.  For 2004, the minimum annual payment is $10.0 million and is payable $2.5 million 45 days after each quarter end.  To the extent that Lycos’ 65% revenue share exceeds the quarterly amount of the minimum annual payment, the Company may credit such excess against the next succeeding quarterly payment of the minimum annual payment.  Management believes that the minimums will be met, resulting in no additional expense for the quarter.

The Company also will pay Lycos a transition payment of  $4.5 million in equal installments at each quarter end in 2004.  The amount was recorded as an other long-term asset and a current liability.  The asset will be amortized over the term of the agreement or five years.

Indemnifications

While the Company has various indemnification obligations included in contracts in the normal course of business, these indemnities do not represent significant commitments or contingent liabilities of the indebtedness of others.  Accordingly, the Company has not recorded a liability related to indemnification provisions.

LITIGATION

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also seeks injunctive relief and recovery of attorney’s fees. On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT advertisement serving system does not infringe the ‘368 patent. The Company appealed the court’s ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.  In March 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the decision of the U.S. Federal Court for the Western District of Washington.  The Company filed a request for rehearing before the Federal Court of Appeals which has been denied on May 7, 2004.

Brian Anderson

On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served the Company with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. The Company removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. The motion was granted in part, with leave to amend, and denied in part. The plaintiff has subsequently refiled the complaint and the Company filed a counterclaim. Discovery has concluded, and the Company has moved for summary judgment to dismiss the complaint in its entirety.

chinadotcom Corporation

On February 19, 2003, the Company filed a complaint in federal court against chinadotcom Corporation for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between chinadotcom and the Company, seeking to enforce the Company’s right to exchange its stake in 24/7 Media-Asia Ltd. for 1.8 million shares of chinadotcom. chinadotcom filed a motion seeking to compel arbitration of the matter, which the court granted on May 12, 2003.

On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom’s complaint against Mr. Moore in its entirety, and Mr. Moore has requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom has appealed the dismissal of its claim and that appeal is pending.  The Company has assumed Mr. Moore’s defense and will indemnify him in the event of any liability.  The Company believes that the claims against Mr. Moore are without merit and that the action was brought solely in retaliation against the Company for asserting its rights in the matter discussed above.

On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000.  The claim seeks damages totaling $24.0 million.  The Company believes that chinadotcom’s claims are without merit. The Company has filed an Answer and Counterclaim in the matter and intends to defend itself vigorously against these claims.

General

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s financial position, results of operations or liquidity.

(13)           SUBSEQUENT EVENTS

Offering of Common Stock – Exercise of Underwriters’ Over-Allotment Option

In April 2004, the underwriters exercised the option to purchase an additional 1.2 million shares of our common stock for the purpose of covering over-allotments.  The Company and selling stockholders received additional proceeds of $4.3 million and $2.3 million, respectively, net of underwriting discounts and commissions and before other offering expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Quarterly Report the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its subsidiaries, and references to “24/7 Search” refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., a wholly owned subsidiary of 24/7 Real Media, Inc.

GENERAL

We offer a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search services. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory online and targets audience segments to attract advertisers worldwide. Our Open AdSystem technology helps Web publishers and advertisers target, convert and retain online customers, maintain customer relationships and safeguard the privacy of Web users. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information about products and services.

We generate revenue in two business segments:  Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

Our Integrated Media Solutions consist of the 24/7 Web Alliance, a global alliance of Web sites represented by us through which advertisers can run campaign orders directly with us, 24/7 Search, an Internet search marketing service designed to connect advertisers with consumers using search engines to find product information, and Other Media Services. Our 24/7 Search solution uses proprietary technology to help advertisers determine the keywords most relevant to their products and services in order to lead users from search engines to the advertisers’ Web sites.

We generate revenue through the 24/7 Web Alliance from fees paid by client advertisers. We typically offer advertisers a pricing model based on cost-per-thousand-impressions (“CPM”) enabling a client advertiser to pay a fee based on the number of times its advertisement is viewed.

We share the revenue generated through the 24/7 Web Alliance with Web publishers included in the 24/7 Web Alliance. With respect to our 24/7 Network, a network of hundreds of Web sites offering a variety of content based in the U.S., we generally retain between 40% and 50% of revenues from advertisers depending on, among other things, a Web publisher’s audience size, the number of unique visitors, impressions and page views, and the prominence of the Web publisher’s brand name. With respect to our 24/7 Portfolio, a select global portfolio of brand name Web sites, we generally retain between 20% and 40% depending on similar factors, including geography.

The following table shows by quarter the number of paid impressions and the average CPM since January 1, 2002. Metrics prior to 2002 are not comparable due to the acquisition of Real Media.

	Number of Paid Impressions (in billions)	Average CPM
Q1 2004	9.6	1.03
Q4 2003	6.6	0.90
Q3 2003	5.9	0.95
Q2 2003	6.2	0.88
Q1 2003	6.1	0.79
Q4 2002	4.8	0.99
Q3 2002	3.0	1.23
Q2 2002	3.3	1.19
Q1 2002	4.2	1.01

24/7 Search provides services necessary for the inclusion of an advertiser’s Web site into both pay-for-placement and algorithmic search engines.  These services are commonly referred to as bidded services and paid inclusion, respectively.  Our 24/7 Search content builders review advertiser Web site content for relevancy to satisfy both advertiser conversion metrics and search engine editorial standards. Our 24/7 Search optimization team produces a content feed for insertion into the databases of our search distribution partners and helps our advertisers select the most relevant Web site landing page for visitors.  Through relationships with our search distribution partners, we submit advertiser content via automated data feeds. The feeds we submit are regularly refreshed by us to maintain relevancy and accuracy.  Our selection of relevant content is intended to help our advertiser Web sites appear within search results for relevant search queries, improve user experience and improve advertiser conversions.  Our services only provide that our client advertisers’ Web site content will be included in our search engine distribution partners’ databases.  We do not guarantee our client advertisers any particular ranking within search results listings displayed by our search engine distribution partners to users.

Generally, we offer performance-based pricing for our 24/7 Search services.  Our client advertisers pay a predetermined cost-per-click, or CPC, for each valid visitor delivered to their Web sites.  For our bidded service, which constitutes a larger portion of our 24/7 Search revenue, we agree on a CPC price with our client advertisers and then we place CPC bids for various keywords and phrases with our search engine distribution partners.  We pay the CPC bid price to our distribution partner when a valid visitor links to one of our client advertisers’ Web sites by clicking a link displayed in the search results for such keywords or phrases.  We generally keep the spread between the CPC price charged to our client advertiser and the CPC bid price paid to our distribution partner.  For our paid inclusion service, we share the revenue generated by our 24/7 Search services with our search engine distribution partners that include our client advertisers’ Web site content in their databases.  We generally retain between 30% and 45% of the revenue depending on the size of our distribution partner, the number of valid visitors, the number of searches conducted and the prominence of our distribution partner’s brand name, among other factors.  To a lesser extent, we provide search management services.  For these clients, we place CPC bids and manage keyword purchases with our distribution partners and charge client advertisers our CPC plus a commission for each valid visitor delivered to the client.

The following table shows by quarter the number of valid visitors and the average CPC for our performance-based 24/7 Search services since January 1, 2002.

	Number of Valid Visitors (in millions)	Average CPC
Q1 2004	13.2	0.23
Q4 2003	12.6	0.21
Q3 2003	9.0	0.24
Q2 2003	11.0	0.21
Q1 2003	16.5	0.19
Q4 2002	12.5	0.18
Q3 2002	9.6	0.21
Q2 2002	10.7	0.22
Q1 2002	8.4	0.20

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

We designed our Insight software solutions to fully integrate with our Open AdSystem (“OAS”) technology to offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze and manage online audiences. In addition to our Insight XE solution, which is currently available, we launched two additional analytics products in the first quarter of 2004 that will integrate with OAS. We have designed our Insight ACT solution to enable a Web publisher to enhance the value of its advertising inventory by identifying and targeting segments of its audience who may be receptive to a specific advertiser’s message. We have designed our Insight SE solution to allow an advertiser to create targeted campaigns using keywords and phrases, and generate performance metrics that track visitors from specific search engines throughout the entire sales cycle, from prospecting by new customers to the final sale. We may provide these solutions, including Insight XE, to our customers from software hosted on our servers or from software hosted on a customer’s server that is administrated by us.

We generate revenue from licensing our Open AdStream Local software to Web publishers. Our license agreements typically provide for an upfront license fee and a software maintenance and service fee. We negotiate license fees based on, among other things, the forecasted number of impressions a Web publisher will deliver using our software and several other factors.

We generate revenue from our Open AdStream Central and Open Advertiser services from fees paid by Web publishers and advertisers and agencies, respectively. We typically offer Web publishers or advertisers a CPM-based pricing model allowing the Web publisher or advertiser to pay us based on advertising impressions. For these customers, an “impression” includes the delivery by us at their request of any advertising material. Our service revenue is determined by multiplying the CPM rate by the number of impressions delivered and is typically billed on a monthly basis. We have been generating revenue from Open Advertiser in Europe since mid-2001. We launched our Open Advertiser service in the United States in June 2003 but we have not generated significant revenue in the U.S. from this service from our initial beta or commercial customers.

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

	OAS Local	OAS Central, OAD and Insight XE
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions / Pageviews(in billions)	Annual Revenue per Contract
Q1 2004	201	170	19.7	46,814
Q4 2003	199	150	14.9	45,009
Q3 2003	219	162	13.3	42,845
Q2 2003	221	156	11.9	40,191
Q1 2003	235	164	10.6	34,897
Q4 2002	258	162	7.5	37,457
Q3 2002	273	159	6.4	30,926
Q2 2002	271	153	5.1	30,660
Q1 2002	274	152	4.9	30,376

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2004 TO 2003

In January 2004, we acquired Real Media Korea Co., Ltd. (“RMK”), a leader in interactive marketing in Seoul, Korea.  Revenue was approximately $3.2 million in the first quarter of 2004.

The following table compares the results of operations for the three month period ended March 31, 2004 to the results of operations for the three month period ended March 31, 2003 (in thousands):

	Three months ended March 31,		Dollar	Percentage
	2004	2003	Variance	Variance
		(in thousands)
	(unaudited)	(unaudited)
Revenues:
Integrated media solutions	$13,039	$8,343	$4,696	56.3%
Technology solutions	4,342	3,481	861	24.7%
Total revenues	17,381	11,824	5,557	47.0%

Cost of revenues:
Integrated media solutions	9,441	5,510	3,931	71.3%
Technology solutions	822	1,165	(343)	-29.4%
Total cost of revenues	10,263	6,675	3,588	53.8%

Gross profit	7,118	5,149	1,969	38.2%

Operating expenses:
Sales and marketing	3,316	3,144	172	5.5%
General and administrative	2,982	2,922	60	2.1%
Product development	1,051	588	463	78.7%
Amortization of intangible assets and deferred financing costs	788	647	141	21.8%
Stock-based compensation	199	47	152	323.4%

Total operating expenses	8,336	7,348	988	13.4%

Loss from operations	(1,218)	(2,199)	981	44.6%

Interest expense, net	(182)	(91)	(91)	-100.0%
Change in fair value of warrant liability	928	—	928	100.0%
Other income, net	180	—	180	100.0%

Loss before provision for income taxes	(292)	(2,290)	1,998	87.2%

Provision for income taxes	100	7	93	1328.6%

Net loss	$(392)	$(2,297)	$1,905	82.9%

REVENUES

INTEGRATED MEDIA SOLUTIONS. Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services.  24/7 Web Alliance revenue was $9.7 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively, an increase of 107.5%.  The increase is primarily due to an increase in impressions sold from 6.1 billion in

2003 to 9.6 billion in 2004.  Excluding RMK, Web Alliance revenue increased $2.0 million or 42.6%.

24/7 Search revenue was $3.0 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively, a decrease of 2.2%.  Historically, we generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engine distribution partners, particularly Inktomi, which accounted for approximately 55.6% of our 24/7 Search revenue in the first quarter of 2003.  Inktomi was acquired by Yahoo! in the first quarter of 2003 and certain changes implemented by Inktomi caused the revenue we generate from Inktomi to decline, and our contract with Inktomi expired in May 2003.  The loss of revenue from Inktomi was partially offset by increased valid visitors from expanded relationships with our other distribution partners and new search relationships.

Other Media Services revenue is generated primarily from e-mail.  E-mail revenue decreased from $0.5 million to $0.3 million for the three months ended March 31, 2004 and 2003, respectively.  The decrease was due to less emphasis placed on e-mail as we focus on our core businesses.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue was $4.3 million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively, representing an increase of 24.7%.  Revenue from products that we host, including Open AdStream Central, Open Advertiser and Insight XE, grew as impressions and pageviews delivered climbed from 10.6 billion to 19.7 billion as we added new customers.  Excluding RMK, our Technology revenues increased $0.7 million or 21.3%.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. Our cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (24/7 Web Alliance), a list provider (for e-mail) or a search engine distribution partner (for 24/7 Search), which is usually calculated as a percentage of revenues.  Cost of revenues also includes advertisement serving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM.  Gross profit margin decreased from 34.0% for the three months ended March 31, 2003 to 27.6% for the three months ended March 31, 2004.  This decrease is due to the addition of RMK, which has a lower gross profit margin than existing businesses, and increased upward pressure on the cost of traffic for 24/7 Search.  In addition, 24/7 Search generated a greater portion of its revenue from bid-for-placement and search management services, which have a lower gross margin than paid inclusion.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. Our cost of technology revenues consists of the costs of operating equipment and broadband bandwidth capacity centrally hosted technology solutions and payroll costs to deliver and support software offset by the portion charged to Integrated Media Solutions for advertisement serving.  Gross margins were 81.1% and 66.5% for the three month periods ended March 31, 2004 and 2003, respectively.  The increase in gross margins is due to declining hosting and bandwidth costs and leveraging the existing support infrastructure over a higher revenue base.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and cost of trade shows, conventions and marketing materials.  Sales and marketing expenses were $3.3 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively.  Sales and marketing expenses decreased as a percentage of revenue from 26.6% for the three month period ended

March 31, 2003 to 19.1% for the three month period ended March 31, 2004 as we were able to gain operating leverage off the existing cost structure.  The number of employees included in sales and marketing increased from 129 at March 31, 2003 to 133 at March 31, 2004, as a result of terminations and the addition of 30 employees from RMK.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business.  General and administrative expenses were $3.0 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively.  As a percentage of revenue, the expenses decreased from 24.7% to 17.2% for the three months ended March 31, 2003 and 2004, respectively.  The decrease as a percentage of revenue reflects an increased revenue base with low additional costs.  The number of general and administrative employees at March 31, 2004 and 2003 was 47 and 45, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related operating expenses incurred to perform research and development, further enhance and maintain our existing products and provide quality assurance.  Product development expenses were $1.1 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.  We capitalized approximately $0.2 million for the three months ended March 31, 2003 and continued to capitalize the costs until Open Advertiser was commercially released in June 2003.  The remaining increase is related to the development of our Insight SE and Insight ACT products and further enhancements to our Insight XE and Open AdStream products.  The number of employees included in product development increased from 31 at March 31, 2003 to 41 at March 31, 2004.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED FINANCING COST. Amortization expense relates to intangible assets acquired with 24/7 Search in August 2000, certain assets acquired from Insight First in January 2003, deferred financing costs associated with the subordinated convertible debentures offering in September 2003 and the transition payment to Lycos in February 2004.  Amortization expense increased from $0.6 million for the three months ended March 31, 2003 to $0.8 million for the three months ended March 31, 2004.  Amortization expense for the three months ended March 31, 2004 relates $0.5 million to acquired technology, $0.2 million to deferred financing costs and $0.1 million to the transition payment to Lycos.  Amortization expense for the three months ended March 31, 2003 related $0.6 million to acquired technology.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.2 million and $47,000 for the three months ended March 31, 2004 and 2003, respectively.  The expense for the three months ended March 31, 2004 consists of $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.1 million in discretionary bonuses paid in stock.  The expense for the three months ended March 31, 2003 represents the amortization of deferred compensation for restricted shares issued to certain employees.

INTEREST EXPENSE, NET. Interest expense, net relates to our long term debt and capital lease obligations offset by interest income related to our cash and cash equivalents.  Interest expense, net was $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.  Interest expense in 2004 primarily relates to subordinated convertible debt issued in the third quarter of 2003.  Interest in 2003 primarily related to the PubliGroupe debt that was settled in the second quarter of 2003.  Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. Each quarter the liability related to warrants outstanding from our preferred stock and subordinated convertible debenture offerings will be adjusted to fair value.  The $0.9 million gain is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability.  The decrease in the fair value is primarily due to a lower stock price at the end of the first quarter compared to when the warrants were issued.

OTHER INCOME, NET. The $0.2 million in 2004 primarily relates to amounts recovered from a former subsidiary that was shut down.

PROVISION FOR INCOME TAXES. The provision for income taxes recorded for the three month period ended March 31, 2004 of $0.1 million consist primarily of income taxes on earnings of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Since our inception we have financed our operations through equity financings and long-term debt.  We used approximately $1.4 million and $2.6 million of cash in operating activities during the first quarter of 2004 and 2003, respectively, generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.

Investing and Financing Activities

Net cash used by investing activities was approximately $1.9 million and $0.5 million during the first quarter of 2004 and 2003, respectively.  Investing activities during the first quarter of 2004 related $1.6 million to the acquisition of RMK and $0.3 million to capital expenditures for general operational purposes.  During 2003, we paid $0.2 million as part of the acquisition of certain assets of Insight First, Inc. and as an investment in iPromotions, Inc. and $0.3 million for capital expenditures, including capitalized software.

Financing activities provided $34.4 million and $30,000 in the three months ended March 31, 2004 and 2003, respectively.  Financing activities in 2004 primarily related to proceeds from our secondary offering of common stock and the exercise of stock options.  Financing activities in 2003 primarily related to the exercise of stock options.

Certain Contingencies and Capital Requirements

The $15.0 million principal amount of our subordinated convertible debentures is due September 2006.  Semi-annual interest payments at 2% began in January 2004.  Both the principal and interest may be paid in common stock.

Pursuant to our agreement with Lycos, Inc. there is $3.4 million related to the transition payment due  in equal installments at each quarter end in 2004 and specified minimum annual payments.  For 2004, the minimal annual payment is $10.0 million and is payable $2.5 million 45 days after each quarter end.

The operating lease agreements relate to our offices throughout the United States and internationally with original lease periods expiring between 2004 and 2008.

The Company has various employment agreements with employees, the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $4.1 million for 2004 including salary and performance based target bonuses.  These contracts call for severance payments in the event of involuntary termination which generally range in amount from three months to one year’s salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts or, if no expressed provision is included in the contract, local law also require severance for involuntary terminations ranging from one to six months.  As of March 31, 2004, there were approximately 63 employees in Europe whose annualized base salaries are approximately $4.7 million.

As of March 31, 2004, we had approximately $1.0 million remaining of cash outlay obligations relating to restructuring and exit costs consisting of severance and rent.  We expect to pay approximately $0.3 in the remainder of 2004, $0.2 million in each year from 2005 to 2007 and $0.1 million in 2008.

Our capital requirements depend on numerous factors, including market demand of our services, the capital required to support and maintain our technology, and the resources we devote to marketing and selling our services.  We may sell additional equity or debt securities that would result in further dilution to our stockholders.  Stockholders many experience extreme dilution due to both our common stock price and the significant amount of financing we may raise.  These securities may have rights senior to those holders of our common stock.  Any indebtedness could contain covenants, which restrict our operations.  Our subordinated convertible debentures limit our ability to incur additional debt.

We believe that our existing cash and cash equivalents and cash flow from operating activities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES

We continue to invest resources to the process of comprehensively documenting and analyzing our system of internal controls. We have identified areas of our internal controls requiring improvement, and we are in the process of designing enhanced processes and controls to address any issues identified through this review. Areas for improvement include streamlining our domestic and international billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. Although we believe that our efforts have strengthened our internal controls, we are continuing to work to improve our internal controls, including in the areas of access and security. Accordingly, we plan to continue to invest the resources necessary to ensure the effectiveness of our internal controls and procedures, including in the areas of access and security.

General

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

Integrated Media Solutions

24/7 Web Alliance revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. 24/7 Search revenues are derived from driving valid visitors to a client’s Web site. E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers and Web sites. Our agreements are primarily short-term and we recognize revenues as services are delivered provided that no significant obligations of ours remain outstanding and collection of the resulting receivable is probable.

We are obligated to make payments to third-party Web sites, search engine distribution partners and e-mail lists which have contracted with us to be part of our Network, in the period the advertising impressions, valid visitors or e-mails are delivered.  Such expenses are classified as cost of revenue in accompanying consolidated statements of operations.

Technology Solutions

Technology Solutions revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Board (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.  Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term.  Revenue from advertisement serving is recognized upon delivery.  Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically do not exceed one year.

Expenses from the Company’s licensing, maintenance and technical support revenues are primarily payroll costs incurred to deliver and support the software.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Deferred Revenue

Revenues that are billed in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing relates.  Deferred revenues are included on the consolidated balance sheet as a current liability until the service is performed and then recognized in the period in which the service is completed.  The Company’s deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services. Deferred revenues at March 31, 2004 and December 31, 2003 were approximately $2.6 million and $2.5 million, respectively.

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

Valuation of goodwill and intangible assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

MARKET FOR COMPANY’S COMMON EQUITY

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. In addition, our subordinated convertible debentures restrict our ability to pay cash dividends on our capital stock. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the Nasdaq National Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the Nasdaq SmallCap Market, where it currently trades under the same symbol.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NEVER BE PROFITABLE.

We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any period and we may not be able to achieve or sustain profitability in the future.

We incurred net losses of $0.4 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. Each of our predecessors had net losses in every year of their operation. We may incur operating losses for the foreseeable future. Even if we do achieve GAAP profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

OUR REVENUES ARE SUBJECT TO FLUCTUATIONS BY SEASON AND DUE TO GENERAL ECONOMIC CONDITIONS.

We believe that our revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers or the economy in general, which could alter current or prospective advertisers’ spending priorities or budget cycles or extend our sales cycle. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE OUR EXISTING ADVERTISING INVENTORY AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively manage our existing advertising inventory. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers’ changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

A significant acquisition, an unforeseen reduction in our revenues, an impairment of our receivables, or an increase in expenses or capital expenditures may require us to raise additional funds to continue operations. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock. Our subordinated convertible debentures limit our ability to incur additional debt, and any future indebtedness that we may incur could contain covenants that restrict our operating flexibility.

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

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR’S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

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

OUR ACQUISITIONS MAY NOT BE SUCCESSFUL.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE REAL MEDIA KOREA CO., LTD. INTO OUR COMPANY.

In January 2004, we completed our acquisition of Real Media Korea Co., Ltd. We may not realize the anticipated financial and strategic goals of this acquisition, and this acquisition may not be successful. The success of this acquisition will depend in part on our ability to expand the business of Real Media Korea into new geographical markets in the region. We may have difficulty integrating the business and operations of Real Media Korea or retaining their key personnel as well as implementing and maintaining standards, controls, procedures and policies that are consistent with ours. Additionally, our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

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

We have generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engines, including Alta Vista, Ask Jeeves, Google, MyGeek and Overture. We expect that a small number of search engine distribution partners will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of any of our primary search engine relationships could cause a significant decrease in 24/7 Search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our distribution partners or face increased competition from search engines (including our current search engine distribution partners) that internally develop or acquire capabilities similar to our service. In addition, as the operations and strategies of our search engine distribution partners continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our 24/7 Search revenue.

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

WE HAVE SIGNIFICANT OBLIGATIONS UNDER OUR AGREEMENT WITH LYCOS AND WE EXPECT LYCOS TO REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES.

We recently entered into an agreement with Lycos, Inc. to provide media sales, advertisement serving and analytics technology services to Lycos’ U.S. Web properties.  We expect that Lycos will generate a significant portion of our revenues.  As part of our agreement with Lycos, we must hire additional personnel and implement additional controls and procedures to provide advertising sales, billing and other important services related to the Lycos Web properties.  To the extent that we cannot hire additional personnel or adequately implement additional controls and procedures, our relationship with Lycos may suffer and our obligations under this agreement may materially and adversely affect our business, results of operations and financial condition.

Our agreement with Lycos requires us to make a minimum annual payment of $10 million in 2004, along with an initial payment of $4.5 million to be paid to Lycos over the course of 2004. We are also required to make minimum annual payments in each subsequent year during the term of the agreement. Our minimum annual payments under this agreement could increase during the term of the agreement. To the extent that we fail to sell adequate advertising space on Lycos’ Web properties, or if prices for advertising space fall below our expectations, our obligations under this agreement may materially and adversely affect our business, results of operations and financial condition.

Lycos may have the right to terminate our agreement if Lycos or we are acquired.  Terra Lycos, the parent company of Lycos, recently engaged an investment banker to consider and advise on a possible sale of the Lycos property.  If our agreement with Lycos is terminated, although we would not have to make minimum annual payments, we would lose a significant portion of our revenues which could materially and adversely affect our business, results of operations and financial condition.

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

In addition, terrorist acts or acts of war may cause damage to our employees, facilities, clients, our clients’ customers and vendors, which could significantly impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

As of April 30, 2004, there were approximately 34.1 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 13.8 million shares of common stock that may be sold into the market in the future, including approximately 4.9 million shares of our common stock issuable upon exercise of options, 6.7 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

SUNRA CAPITAL HOLDINGS, LTD. AND PUBLIGROUPE USA HOLDING, INC. COLLECTIVELY CONTROL A SUBSTANTIAL PORTION OR OUR TOTAL OUTSTANDING VOTING POWER AND WILL LIKELY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS.

Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owners of a significant percentage of our common stock, including shares of our Series A Preferred Stock which benefit from protective provisions regarding specific corporate matters.  PubliGroupe USA Holdings also owns a significant percentage of our common stock, and has agreed to vote on all corporate matters in accordance with the recommendations of our Board of Directors.

Based on their voting power, Sunra and PubliGroupe may be able to influence the outcome of matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions.  Sunra and PubliGroupe also could deter a change in control of 24/7 Real Media, despite the approval of other stockholders, if, for example, a third party required their consent as a condition to closing a transaction with us.

OUR PREFERRED STOCK HAS LIQUIDATION PREFERENCE AND PARTICIPATION RIGHTS THAT COULD REDUCE OR ELIMINATE ANY PROCEEDS AVAILABLE TO OUR COMMON STOCKHOLDERS UPON A SALE OF OUR COMPANY.

Under certain circumstances, upon our sale, liquidation or dissolution, our Series A and Series C preferred stockholders may be entitled to receive an aggregate liquidation preference of $7.1 million plus accrued dividends, before our common stockholders receive any payment. After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis. As a result, in the event of our sale, liquidation or dissolution, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In October 1998, the European Union adopted a directive that may limit our collection and use of information regarding Internet users in Europe. The effectiveness of our Open AdSystem technology could be limited by any regulation limiting the collection or use of information regarding Internet users. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, or NAI, of which we are an associate member along with other Internet advertising companies, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or our clients, our business, financial condition and results of operations could be materially and adversely affected.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles, offer our behavioral targeting and otherwise provide Internet advertisement services and technology. Web sites typically place small files of information, commonly known as “cookies”, on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Our Open AdSystem technology targets advertising to users through the use of cookies and other non-personally-identifying information. Open AdSystem enables the use of cookies to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities. Microsoft Corporation has changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies. Giving users the option to decline such cookies could result in a reduction of the number of Internet users that we can profile anonymously. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

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

In addition, the development of commercial software and technology that blocks, eliminates or otherwise screens out Internet advertising may reduce the value of advertising inventory on our 24/7 Web Alliance and the benefits of our technology solutions to our customers.  We cannot guarantee that a new commercial software or technology, for end-users or enterprises, will not be capable of eliminating a portion or all of the advertisement formats, including banners, pop-ups, pop-unders and other formats, that we utilize through our 24/7 Web Alliance or that we currently deliver through our technology solutions.  To the extent that our customers refuse to pay for advertisements that are blocked, or if the use of blocking software exceeds our expectations, our business, results of operations and financial condition may be materially and adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2004 (in thousands):

	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$52,829	$—	$—	$—	$52,829
Average interest rate	0.90%				0.90%

Loan payable	$—	$—	$15,000	$—	$15,000
Loan payable			2.00%		2.00%

The 2% subordinated convertible debentures due 2006 contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at March 31, 2004 is immaterial to our financial position. We will review the value of the derivative on a quarterly basis in the future, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  As of March 31, 2004, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European and Korean currencies.  The effect of foreign exchange rate fluctuations for the three months ended March 31, 2004 and 2003 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of March 31, 2004, we had $7.2 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that conclusion, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In 2003, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made numerous improvements to the design and effectiveness of our internal control through the quarter ended March 31, 2004.  We anticipate that improvements will continue to be made.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 12, 2004, our former Chief Financial Officer, Norman Blashka, left the Company to pursue other interests.  Jonathan K. Hsu was promoted to the role of Chief Financial Officer on January 12, 2004.

In addition, during the first quarter of 2004, we acquired Real Media Korea Co., Ltd.  As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into RMK.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

aQuantive, Inc. (formerly Avenue A, Inc.)

On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against us seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also seeks injunctive relief and recovery of attorney’s fees. On May 10, 2002, we filed our answer to the complaint, in which we denied the material allegations of the complaint and asserted a counterclaim for infringement of the ‘368 patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which we filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court’s construction of the patent’s claims, aQuantive’s Atlas DMT advertisement serving system does not infringe the ‘368 patent. We have appealed the court’s ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal.

In March 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the decision of the U.S. Federal Court for the Western District of Washington that granted summary judgment to aQuantive, Inc. We have filed a request for rehearing before the Federal Circuit Court of Appeals.

Brian Anderson

On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. We removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. This motion was granted in part, with leave to amend, and denied in part. The plaintiff has subsequently refiled the complaint and we have filed a counterclaim. Discovery is concluded, and we have moved for summary judgment to dismiss the complaint in its entirety.

chinadotcom Corporation

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

On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom’s complaint against Mr. Moore in its entirety, and Mr. Moore has requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom has appealed the dismissal of its claim and that appeal is pending. We have assumed Mr. Moore’s defense and will indemnify him in the event of any liability. We believe that the claims against Mr. Moore are without merit and that the action was brought solely in retaliation against us for asserting our rights in the matter discussed above.

On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000. The claim seeks damages totaling $24.0 million. We believe that chinadotcom’s claims are without merit. We have filed an Answer and Counterclaim in the matter and we intend to defend ourselves vigorously against these claims.

General

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s financial position, results of operation or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

Reverse Stock Split

On February 27, 2004, we completed a one-for-five reverse stock split of our common stock.  As a result, every five shares of our common stock were combined into one share of common stock.  The reverse split does not affect the number of shares of preferred stock and warrants outstanding, however, the conversion ratio is adjusted.  All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-Q to reflect the reverse split.

Acquisition of Real Media Korea Co., Ltd

On January 6, 2004, the Company completed the acquisition of Real Media Korea Co., Ltd. pursuant to the terms and conditions of the share acquisition agreement, dated as of December 16, 2003, by and among the Company, RMK and RMK’s selling shareholders.  The Company paid total consideration of $20.1 million in exchange for the RMK shares of RMK’s selling shareholders, which consisted of $5.0 million in cash, approximately 2.1 million shares valued at $14.6 million and approximately $0.5 million in transaction costs.  Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law.  The common stock portion of the purchase price was issued in a private placement pursuant to Section 4(2) of the U.S. Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit 10.1

Share Acquisition Agreement, dated as of December 16, 2003, by and among the Company, Real Media Korea Co., Ltd. and the Selling Shareholders. (Incorporated by reference to Exhibit 2.1 to the Registrant’s filing on Form 8-K filed January 12, 2004)

Exhibit 10.2	Escrow Agreement, dated as of January 6, 2004, by and among the Company, the Selling Shareholders and The Bank of New York, as escrow agent. (Incorporated by reference to Exhibit 2.2 to the Registrant’s filing on Form 8-K filed January 12, 2004)

Exhibit 10.3

Registration Rights Agreement, dated as of January 6, 2004, by and among the Company and the Selling Shareholders. (Incorporated by reference to Exhibit 2.3 to the Registrant’s filing on Form 8-K filed January 12, 2004)

Exhibit 10.4	Services Agreement between Lycos, Inc. and 24/7 Real Media, Inc. dated February 11, 2004. Incorporated by reference to Exhibit 99.2 to the Registrant’s filing on Form 8-K filed February 11, 2004)

Exhibit 10.5	Employment Agreement between Jonathan K. Hsu and 24/7 Real Media, Inc. dated January 1, 2004. Filed herewith.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

(*)                                 This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

(b)           Reports on Form 8-K.

Report on Form 8-K dated January 6, 2004 (file no. 0-29768) filed under Item 2. Acquisition or Disposition of Assets.  The report contained information regarding our acquisition of Real Media Korea Co., Ltd.

Report on Form 8-K dated February 11, 2004 (file no. 0-29768) filed under Item 5. Other Events.  The report contained information regarding our services and related agreements with Lycos, Inc.

Report on Form 8-K dated March 11, 2004 (file no. 0-29768) filed under Item 5. Other Events.  The report contained information regarding the summary judgment granted to aQuantive, Inc. in a lawsuit where we alleged aQuantive of infringing on our U.S. patent number 6,026,368.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on May 14, 2004.

24/7 REAL MEDIA, INC.

By:	/s/ DAVID J. MOORE
David J. Moore

Chairman and Chief Executive Officer (Principal Executive Officer)