Form 10-Q
period 2004-06-30
24/7 REAL MEDIA INC
filed 2004-08-09
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT August 5, 2004
Common Stock, par value $.01 per share	34,175,937 Shares

24/7 Real Media, Inc.

June 30, 2004

FORM 10-Q

Open AdStream®, Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Insight SE™ are trademarks of 24/7 Real Media, Inc.  All other brand names or trademarks appearing herein are the properties of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,511	$21,645
Marketable securities	2,896	—
Accounts receivable, less allowances of $1,146 and $971, respectively	19,888	11,603
Prepaid expenses and other current assets	1,824	1,669

Total current assets	77,119	34,917

Property and equipment, net	2,907	2,862
Goodwill	14,530	2,621
Intangible assets, net	5,960	3,352
Other assets	6,602	2,428

Total assets	$107,118	$46,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,015	$6,266
Accrued liabilities	12,775	10,086
Deferred revenue	2,837	2,544

Total current liabilities	26,627	18,896

Subordinated convertible debentures, 2%, due 2006	13,625	13,320
Warrant liability	747	3,595
Other long-term liabilities	312	332

Total liabilities	41,311	36,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 689,351 and 828,250 shares issued and outstanding, respectively (liquidation preference of $10 per share)	7	8
Common stock; $.01 par value; 350,000,000 shares authorized; 34,161,742 and 23,367,421 shares issued and outstanding, respectively	342	234
Additional paid-in capital	1,160,815	1,106,984
Deferred stock compensation	(107)	(257)
Accumulated other comprehensive income	788	305
Accumulated deficit	(1,096,038)	(1,097,237)
Total stockholders’ equity	65,807	10,037

Total liabilities and stockholders’ equity	$107,118	$46,180

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenues:
Integrated media solutions	$14,891	$8,362	$27,930	$16,705
Technology solutions	4,706	3,788	9,048	7,269
Total revenues	19,597	12,150	36,978	23,974

Cost of revenues:
Integrated media solutions	10,487	5,084	19,928	10,594
Technology solutions (exclusive of $0, $10, $0 and $10, respectively, reported below as stock-based compensation)	879	1,062	1,701	2,227
Total cost of revenues	11,366	6,146	21,629	12,821

Gross profit	8,231	6,004	15,349	11,153

Operating expenses:
Sales and marketing (exclusive of $186, $33, $210 and $41, respectively, reported below as stock-based compensation)	3,893	3,227	7,209	6,371
General and administrative (exclusive of $92, $67, $263 and $105, respectively, reported below as stock-based compensation)	3,019	2,776	6,001	5,698
Product development (exclusive of $20, $36, $24 and $38, respectively, reported below as stock-based compensation)	1,095	755	2,146	1,342
Amortization of intangible assets and deferred financing costs	1,414	661	2,202	1,308
Stock-based compensation	298	146	497	194
Restructuring costs	501	—	501	—

Total operating expenses	10,220	7,565	18,556	14,913

Loss from operations	(1,989)	(1,561)	(3,207)	(3,760)

Interest expense, net	(96)	(56)	(278)	(147)
Change in fair value of warrant liability	881	—	1,809	—
Gain on legal settlement	2,896	—	2,896	—
Other income (expense), net	(69)	(834)	111	(834)

Income (loss) before provision for income taxes	1,623	(2,451)	1,331	(4,741)

Provision for income taxes	32	33	132	40

Net income (loss)	1,591	(2,484)	1,199	(4,781)

Dividends on preferred stock	(104)	(158)	(222)	(287)
Preferred stock conversion discount	—	(1,780)	—	(1,780)
Net income (loss) attributable to common stockholders	$1,487	$(4,422)	$977	$(6,848)

Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.31)	$0.03	$(0.50)

Weighted average shares used in basic net income (loss) per share	34,054,489	14,475,512	29,836,259	13,689,656

Diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.31)	$0.03	$(0.50)

Weighted average shares used in diluted net income (loss) per share	43,886,508	14,475,512	39,845,899	13,689,656

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,199	$(4,781)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	945	1,238
Provision for doubtful accounts and sales reserves	349	293
Amortization of intangible assets and deferred financing costs	2,202	1,308
Amortization of warrants	306	—
Non-cash compensation	497	194
Accrued interest on notes payable	149	166
Non-cash gain from legal settlement	(2,896)	—
Change in fair value of warrant liability	(1,809)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,563)	(1,933)
Prepaid assets and other current assets	(126)	642
Other assets	(4,433)	43
Accounts payable and accrued liabilities	2,131	(1,405)
Deferred revenue	282	671

Net cash used in operating activities	(4,767)	(3,564)

Cash flows from investing activities:
Cash paid for acquisitions, net	(1,958)	(150)
Capital expenditures, including capitalized software	(819)	(506)
Cash paid for investment	—	(50)

Net cash used in investing activities	(2,777)	(706)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,364	—
Proceeds from exercise of stock options and conversion of warrants	587	486
Payment of capital lease obligations	(24)	(24)
Proceeds from issuance of preferred stock, net	—	6,792
Retirement of debt	—	(1,500)

Net cash provided by financing activities	37,927	5,754

Net change in cash and cash equivalents	30,383	1,484
Effect of foreign currency on cash	483	(38)
Cash and cash equivalents at beginning of year	21,645	7,674

Cash and cash equivalents at end of period	$52,511	$9,120

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

(c)  Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents.  Cash and cash equivalents consisted principally of money market accounts.

Marketable securities consist of corporate equity securities.  The Company has classified its marketable securities as available-for-sale.  Accordingly, these investments are carried at fair value, with unrealized gains and losses, net of related taxes, as a separate component of stockholders’ equity.  The Company recognizes gains and losses when these securities are sold.  The Company has not recognized any gains or losses from the sale of its marketable securities.

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

No single customer accounted for greater than 10% of net revenues for the three and six month periods ended June 30, 2004 and 2003.

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

(f)  Unbilled Receivables

At June 30, 2004 and December 31, 2003, accounts receivable included approximately $3.5 million and $4.4 million, respectively, of earned but unbilled receivables, which are a normal part of the Company’s business, as receivables are usually invoiced in the month following the completion of the earning process.  All unbilled receivables have been subsequently billed.

(g)  Capitalized Software; Product Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.  Generally, the completion of the working model coincides with general release.  The Company capitalized approximately $1.2 million in connection with the development of its Open Advertiser advertisement serving software product, which is included in property and equipment, net on the consolidated balance sheet.  The product was released in June 2003 and is being amortized using the straight-line method over the estimated useful life of the software, or four years.  Amortization for the three and six month periods ended June 30, 2004 was $0.1 million and $0.2 million, respectively, and accumulated amortization as of June 30, 2004 was $0.3 million.

(h)  Revenue Recognition; Cost of Revenues

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

The Company becomes obligated to make payments to third-party Web sites, search engine distribution partners and e-mail lists which have contracted with the Company, in the period the advertising impressions, valid visitors or e-mails are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Deferred Revenue

Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates.  Deferred revenues are included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed.  The Company’s deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services.

(i)  Warrant Liability

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability.  Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded on the consolidated statement of operations.  A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.  The classification of a contract should be reviewed at each balance sheet date.

In connection with the placement of the Company’s preferred stock and subordinated convertible debentures, the Company issued warrants to investors to purchase shares of the Company’s common stock.  The Company agreed to register the shares issuable upon exercise of the warrants and to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline.  The Company also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders.  Accordingly, pursuant to EITF 00-19, the Company reflected the value of the warrants as a warrant liability on the consolidated balance sheet and the liability will be reclassified to equity upon exercise or conversion.  The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statement of operations.  As a result of such evaluation, the Company decreased the warrant liability at June 30, 2004 by $1.8 million on the consolidated balance sheet and recorded a change in fair value of warrant liability on the consolidated statement of operations.

In June 2004, the Company amended the registration rights agreement related to the subordinated convertible debentures.  The amendment provided that the Company is no longer obligated to pay any filing or maintenance penalties pursuant to the registration rights agreement with respect to the warrants issued to the holders of the debentures.  Accordingly, the Company reclassified the warrant liability related to the debentures to additional paid in capital.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss) attributable to common stockholders:
As reported	$1,487	$(4,422)	$977	$(6,848)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	1,400	1,204	3,168	3,414
Pro forma	$87	$(5,626)	$(2,191)	$(10,262)
Basic net income (loss) attributable to common stockholders per share:
As reported	$0.04	$(0.31)	$0.03	$(0.50)
Pro forma	0.00	(0.39)	(0.07)	(0.75)
Diluted net income (loss) attributable to common stockholders per share:
As reported	$0.04	$(0.31)	$0.03	$(0.50)
Pro forma	0.01	(0.39)	(0.05)	(0.75)

The per share weighted-average fair value of stock options granted for the three and six month periods ended June 30, 2004 was $5.77 and $4.83, respectively, and was $0.50 and $0.80 for the three and six month period ended June 30, 2003, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.59%	1.13%	2.30%	1.42%
Expected life (in years)	3.0	1.5	2.6	2.4
Volatility	136%	94%	132%	132%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

(k)  Preferred Stock

				Shares Ouststanding at
Series	Shares Authorized	Price Per Share	Conversion Rate	June 30, 2004	December 31, 2003
A	800,000	$10.00	$1.02675	611,351	750,000
C	718,250	10.00	1.20790	78,000	78,250
				689,351	828,250

During the six month period ended June 30, 2004, 138,649 shares of Series A and 250 shares of Series C Preferred Stock were converted into 1,350,364 and 2,070 shares of common stock, respectively.  The preferred stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  At June 30, 2004, there are approximately $0.7 million of accrued but unpaid dividends.

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

(l)  Comprehensive Income (Loss)

Total comprehensive income (loss) for the six month periods ended June 30, 2004 and 2003 was $1.7 million and $(4.8) million, respectively.  Comprehensive income (loss) resulted from net income (losses) of $1.2 million and $(4.8) million, and in 2004 foreign currency translation adjustment of $0.5 million.

(m) Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), the conversion of subordinated convertible debentures and preferred stock (using the if-converted method) and the vesting of restricted stock.

The computation of diluted net income (loss) per share for the three month period ended June 30, 2004 excludes outstanding options of approximately 2.2 million to purchase shares of common stock and the effects of 0.5 million shares issuable upon the exercise or conversion of common stock warrants, since their inclusion would have an antidilutive effect.  Similarly, for the six month period ended June 30, 2004, the computation excludes outstanding options of approximately 0.3 million to purchase shares of common stock and the effects of 0.5 million shares issuable upon the exercise or conversion of common stock warrants.

The computation of net income (loss) per share for the three and six month period ended June 30, 2003 excludes outstanding options of 3.5 million to purchase shares of common stock and the effects of 1.9 million shares issuable upon the exercise or conversion of common stock warrants and 13.7 million shares issuable upon the conversion of preferred stock, since their inclusion would have an antidilutive effect.

(n)  Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

(o)  Recent Accounting Pronouncements

In April 2004, the EITF issued EITF Issue No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.  The Company is currently evaluating the effect of adopting EITF 03-06 on its financial statements.

(2)  ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)  Acquisition of Real Media Korea Co., Ltd (“RMK”)

On January 6, 2004, the Company completed the acquisition of Real Media Korea Co., Ltd., by acquiring the approximately 90.4% of the outstanding shares of RMK that the Company did not already own.  The Company paid total consideration of $20.1 million in exchange for the RMK shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law.  For accounting purposes, the effective date of the acquisition is January 1, 2004.

The purchase price in excess of fair value of net tangible assets and liabilities acquired of $16.1 million has been preliminarily allocated as follows: $11.9 million to goodwill; $2.3 million to agency relationships; $0.7 million to trade name; $0.5 million to acquired technology; and $0.7 million to other intangible assets.  The purchase price allocation is subject to revision pending final external valuation.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Cash and cash equivalents	$3,469
Other current assets	5,151
Fixed assets	170
Non-current assets	385
Accrued liabilities	(5,119)
$4,056

(b)  Acquisition of Insight First, Inc.

On January 21, 2003, the Company acquired certain assets of Insight First, Inc., including specific contracts, intangible assets, and employee relationships, related to the Insight First’s Web analytics solutions, including the intellectual property relating to specific products, in exchange for approximately 0.7 million shares of the Company’s common stock valued at approximately $1.1 million, plus $150,000 in cash.  In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004.

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
$3

(c)  Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s RMK and Insight First acquisition accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three and six month periods ended June 30, 2004 and 2003.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Total revenues	$19,597	$15,089	$36,978	$29,874
Net income (loss) attributable to common stockholders	1,487	(4,509)	977	(7,065)

Basic net income (loss) attributable to common stockholders per share	$0.04	$(0.27)	$0.03	$(0.44)
Weighted average shares used in basic per share calculation (1)	34,054,489	16,601,933	29,906,361	15,897,898

Diluted net income (loss) atrributable to common stockholders per share	$0.04	$(0.27)	$0.03	$(0.44)
Weighted average shares used in diluted per share calculation (1)	43,886,508	16,601,933	39,916,001	15,897,898

(1) The weighted average shares used to compute pro forma basic and diluted net income (loss) per share for the three and six month periods ended June 30, 2004 and 2003 includes the 2.1 million and 0.7 million shares of common stock issued for RMK and Insight First, respectively, as if the shares were issued on January 1, 2003.

(3)  DISPOSAL OF NON-CORE ASSETS

Sale of iPromotions, Inc.

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors including some of the Company’s former employees.  Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangible assets, and employee relationships related to the Company’s iPromotions business, including the intellectual property relating to specific products.  The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis.  Accordingly, the Company effectively sold a majority stake in its iPromotions business.  Prior to the sale, the carrying value of iPromotions was $0, therefore, there was no gain or loss on the transaction.  The cash payment was recorded as an investment.  The Company wrote-off the investment in the second quarter of 2004.

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

On an ongoing basis, management reviews that value and period of amortization of goodwill and intangible assets.  No event occurred or circumstances changed during the six month period ended June 30, 2004 that would have, more likely than not, reduced the fair value of goodwill and intangible assets below the amounts reflected in the consolidated balance sheet and accordingly, no impairment charge was recorded for the three and six month periods ended June 30, 2004.

(a)  Goodwill

The $14.5 million in goodwill at June 30, 2004 relates $11.9 million to RMK, $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.  The $2.6 million in goodwill at December 31, 2003 relates $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.

(b)  Intangible Assets, Net

The $6.0 million in intangible assets, net at June 30, 2004 relates $3.7 million to RMK, $1.4 million to Real Media, $0.8 million to Insight First and $0.1 million to 24/7 Search.  The $3.4 million in intangible assets, net at December 31, 2003 relates $1.8 million to Real Media, $1.0 million to Insight First and $0.6 million to 24/7 Search.

	June 30, 2004	December 31, 2003	Estimated Useful Lives
	(in thousands)

Goodwill (1)	$14,530	$2,621

Technology (2)	$7,813	$7,263	4
Less accumulated amortization	(5,237)	(4,142)
Net Technology	2,576	3,121

Other Intangible assets (3)	4,160	500	4 - 5
Less accumulated amortization	(776)	(269)
Net Other intangible assets	3,384	231

Gross Intangible assets	11,973	7,763
Less accumulated amortization	(6,013)	(4,411)
Net Intangible assets	$5,960	$3,352

(1) Goodwill increased $11.9 million due to the acquisition of RMK.

(2) Acquired technology increased $0.5 million due to the acquisition of RMK.

(3) Other intangible assets include trade names, agency relationships and non-compete agreements and increased $3.7 million due to the acquisition of RMK.

(5)  RESTRUCTURING

Restructuring-related liabilities include estimates for, among other things, involuntary terminations of employees and disposition of lease obligations.  Key variables in determining such estimates include timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs.  The Company periodically evaluates and, if necessary, adjusts the estimates based on currently-available information.

The following sets forth the activities in the Company’s restructuring reserve for the six month period ended June 30, 2004, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year provision	Current Year Utilization	Ending Balance
Employee termination benefits	$470	$335	$(513)	$292
Office closing costs	1,165	166	(453)	878
Other exit costs	28	—	(28)	—
	$1,663	$501	$(994)	$1,170

(6)  2% SUBORDINATED CONVERTIBLE DEBENTURES

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

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid.  In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of these Debentures.  The redemption right constitutes an embedded derivative.  The value of the embedded derivative at June 30, 2004 is immaterial to the financial position of the Company.  The Company will continue to review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

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

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash.  In addition to the placement fees, the Company issued warrants to the placement agent.  The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor.  The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet.  Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures.  For the three and six month periods ended June 30, 2004, approximately $0.1 million and $0.3 million of the deferred costs are included in amortization expense and at June 30, 2004, the unamortized portion of the debt issuance costs is $1.2 million.

(7)  EQUITY INSTRUMENTS

PREFERRED STOCK

During the six month period ended June 30, 2004, 138,649 shares of Series A and 250 shares of Series C Preferred Stock were converted into 1,350,364 and 2,070 shares of common stock, respectively.

COMMON STOCK

(a)  Secondary Stock Offering

On March 30, 2004, the Company completed a secondary stock offering in which a total of 8.0 million shares of common stock were sold at $6.00 per share.  Of the shares sold, the Company sold 6.0 million shares and selling stockholders sold 2.0 million shares.  The Company and the selling stockholders received proceeds net of underwriting discounts and commission, and before other offering expenses, of $33.8 million and $11.3 million, respectively.  In connection with the offering, the Company and selling stockholders granted to the underwriters an option to purchase up to an additional 1.2 million shares of common stock at $6.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments.  Of the additional shares offered, approximately 0.8 million shares and 0.4 million shares were offered by the Company and by the selling stockholders, respectively. The underwriters exercised the over-allotment option in April 2004.  The Company and selling stockholders received additional proceeds of $4.3 million and $2.3 million, respectively, net of underwriting discounts and commissions and before other offering expenses.  The Company estimates $1.0 million of other offering expenses of which approximately $0.7 million has been paid as of June 30, 2004.

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

(d)  Additional Paid-in Capital

During the six month period ended June 30, 2004, the Company’s additional paid-in capital increased by $53.8 million primarily due to $37.0 million in connection with the Company’s secondary offering of common stock, $14.6 million in connection with the acquisition of RMK, $1.0 million in connection with the amendment of the registration rights agreement related to the debentures, $0.6 million in other stock-based compensation issued to employees and $0.6 million from exercise of stock options and warrants.

(8)  STOCK INCENTIVE PLANS

For the six month period ended June 30, 2004, the Company granted 1.9 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2004, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

(9)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid for Interest

For the six months ended June 30, 2004 and 2003, the amount of cash paid for interest was $82,000 and $5,000, respectively.

(10)  SEGMENTS

The Company’s business is comprised of two reportable segments:  Integrated Media Solutions and Technology Solutions.  The Integrated Media Solutions segment generates the majority of its revenues by delivering advertisements and promotions to affiliated Web sites and search engine traffic delivery and marketing services.  The Technology Solutions segment generates revenue by providing third-party advertisement serving and other technology services.  The Company’s management periodically reviews corporate assets and overhead expenses for each segment.  The summarized segment information as of and for the three and six month periods ended June 30, 2004 and 2003, is as follows:

	Three months ended June 30, 2004				Six months ended June 30, 2004
	Integrated Media Solutions	Technology Solutions	Corporate	Total	Integrated Media Solutions	Technology Solutions	Corporate	Total
	(in thousands)				(in thousands)

Revenues	$14,891	$4,706	$—	$19,597	$27,930	$9,048	$—	$36,978
Depreciation	191	255	11	457	439	478	28	945
Amortization of intangible assets and deferred financing costs	953	329	132	1,414	1,280	658	264	2,202
Stock-based compensation	131	20	147	298	159	20	318	497
Segment income (loss) from operations	(728)	840	(2,101)	(1,989)	(893)	1,579	(3,893)	(3,207)
Interest income (expense), net	27	—	(123)	(96)	50	—	(328)	(278)
Change in fair value of warrant liability	—	—	881	881	—	—	1,809	1,809
Gain on legal settlement	—	—	2,896	2,896	—	—	2,896	2,896
Other income (expense), net	47	—	(116)	(69)	38	—	73	111
Income tax expense	(32)	—	—	(32)	(132)	—	—	(132)
Segment income (loss)	(686)	840	1,437	1,591	(937)	1,579	557	1,199

	Three months ended June 30, 2003				Six months ended June 30, 2003
	Integrated Media Solutions	Technology Solutions	Corporate	Total	Integrated Media Solutions	Technology Solutions	Corporate	Total
	(in thousands)				(in thousands)

Revenues	$8,362	$3,788	$—	$12,150	$16,705	$7,269	$—	$23,974
Depreciation	370	187	24	581	804	380	54	1,238
Amortization of intangible assets and
deferred financing costs	333	328	—	661	666	642	—	1,308
Stock-based compensation	75	15	56	146	95	15	84	194
Segment income (loss) from operations	106	21	(1,688)	(1,561)	(386)	(21)	(3,353)	(3,760)
Interest income (expense), net	8	—	(64)	(56)	10	—	(157)	(147)
Other income (expense)	4	—	(838)	(834)	4	—	(838)	(834)
Income tax expense	(33)	—	—	(33)	(40)	—	—	(40)
Segment income (loss)	85	21	(2,590)	(2,484)	(412)	(21)	(4,348)	(4,781)

Total assets:
June 30, 2004	36,885	10,853	59,380	107,118
December 31, 2003	10,381	11,173	24,626	46,180

	United States	United Kingdom	South Korea	Other - International	Total
	(in thousands)
Period ended June 30, 2004
Revenues for the three months ended	$9,947	$2,912	$3,365	$3,373	$19,597
Revenues for the six months ended	18,370	6,192	6,517	5,899	36,978
Long-lived assets	11,964	309	16,213	1,513	29,999

Period ended June 30, 2003
Revenues for the three months ended	$7,203	$2,181	$—	$2,766	$12,150
Revenues for the six months ended	14,644	4,301	—	5,029	23,974
Long-lived assets at December 31, 2003	9,549	146	—	1,568	11,263

(11)  COMMITMENTS AND CONTINGENCIES

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

The Company also will pay Lycos a transition payment of $4.5 million in equal installments at each quarter end in 2004.  The amount was recorded as an other long-term asset and a current liability.  The asset will be amortized over the term of the agreement of five years.

Indemnifications

While the Company has various indemnification obligations included in contracts in the normal course of business, these indemnities do not represent significant commitments or contingent liabilities of the indebtedness of others.  Accordingly, the Company has not recorded a liability related to indemnification provisions.

LITIGATION

aQuantive

In March 2004, the Federal Circuit Court of Appeals has affirmed, without opinion, a July 2003 decision of the U.S. Federal Court for the Western District of Washington that granted summary judgment to aQuantive, Inc. in a lawsuit that alleged that aQuantive infringed the Company’s U.S. patent number 6,026,368.  The lower court’s ruling held that aQuantive’s Atlas DMT advertisement serving system does not infringe the ‘368 patent.  The Company filed a request for rehearing before the Federal Circuit Court of Appeals that was denied.

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

chinadotcom Corporation

On June 1, 2004, the Company and David J. Moore, its Chief Executive Officer, reached a settlement with chinadotcom Corporation (“chinadotcom”) involving the release of all claims and the termination of all litigation matters involving the two companies and their affiliates.  As part of the settlement, chinadotcom agreed to issue to 24/7 Real Media 400,000 Class A common shares of chinadotcom.  The shares, valued at $2.9 million based on market price on the date of settlement, is included on the consolidated statement of operations as a gain on legal settlement.

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

GENERAL

We offer a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search services. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory online and targets audience segments to attract advertisers worldwide. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information about products and services.  Our Open AdSystem technology helps Web publishers and advertisers target, convert and retain online customers and maintain audience relationships.

We generate revenue in two business segments:  Integrated Media Solutions and Technology Solutions.

Integrated Media Solutions

24/7 Web Alliance

We generate revenue through the 24/7 Web Alliance primarily from fees paid by client advertisers for advertising impressions.  We typically count an advertising impression each time a request is made to our servers to display an advertiser’s advertisement to an end user.  We typically offer advertisers a pricing model based on cost-per-thousand-impressions (“CPM”) enabling a client advertiser to pay a fee based on the number of times its advertisement is viewed.

We share advertising revenue generated through the 24/7 Web Alliance with Web publishers included in the 24/7 Web Alliance.  Our 24/7 Web Alliance consists of our 24/7 Network, a network of hundreds of Web sites offering a variety of content primarily in the U.S., and the 24/7 Portfolio, a select global portfolio of brand name Web sites.  We generally retain between 40% and 50% of advertising revenues generated from 24/7 Network Web sites and between 20% and 40% of advertising revenue generated from 24/7 Portfolio Web sites.  Our revenue share may vary depending on, among other things, audience size, the number of unique visitors, impressions and page views; geography and the prominence of the Web publisher’s brand name.

The following table shows by quarter the number of paid impressions and the average CPM since January 1, 2002. Metrics prior to 2002 are not comparable due to the acquisition of Real Media.

	Number of Paid Impressions (in billions)	Average CPM
Q2 2004	14.3	0.86
Q1 2004	9.6	1.03
Q4 2003	6.6	0.90
Q3 2003	5.9	0.95
Q2 2003	6.2	0.88
Q1 2003	6.1	0.79
Q4 2002	4.8	0.99
Q3 2002	3.0	1.23
Q2 2002	3.3	1.19
Q1 2002	4.2	1.01

24/7 Search

24/7 Search provides services for the inclusion of an advertiser’s Web site into both pay-for-placement and algorithmic search engines.  These services are commonly referred to as bidded services and paid inclusion, respectively.  Our 24/7 Search content builders review advertiser Web site content for relevancy to satisfy both advertiser conversion metrics and search engine editorial standards. Our 24/7 Search optimization team produces a content feed for insertion into the databases of our search distribution partners and helps our advertisers select the most relevant Web site landing page for visitors.  Through relationships with our search engine distribution partners, we submit advertiser Web site content via automated data feeds.  Our services only provide that our client advertisers’ Web site content will be included in the database of our search engine distribution partners.  We do not guarantee our client advertisers any particular ranking within search results listings displayed by our search engine distribution partners to users.

We generate revenue through 24/7 Search primarily from performance-based fees paid by our client advertisers for valid visitor traffic to their Web sites.  Our client advertisers pay a predetermined cost-per-click, or CPC, for each valid visitor delivered to their Web sites.  For our bidded service, which constitutes a larger portion of our 24/7 Search revenue, we agree on a CPC price with our client advertisers and then we place CPC bids for various keywords and phrases with our search engine distribution partners.  We pay the CPC bid price to our distribution partner when a valid visitor links to one of our client advertisers’ Web sites by clicking a link displayed in the search results for such keywords or phrases.  We generally keep the spread between the CPC price charged to our client advertiser and the CPC bid price paid to our distribution partner.  For our paid inclusion service, we share the revenue generated by our 24/7 Search services with our search engine distribution partners that include our client advertisers’ Web site content in their databases.  We generally retain between 30% and 45% of the revenue depending on the size of our distribution partner, the number of valid visitors, the number of searches conducted and the prominence of our distribution partner’s brand name, among other factors.  We also provide search agency services to client advertisers that involves placing and managing CPC keyword bids for them with our distribution partners.  For this service, we charge our client advertiser the amount of the CPC bid plus a fixed commission for each valid visitor delivered and only recognize the fixed commission as revenue.

The following table shows by quarter the number of valid visitors and the average CPC for our performance-based 24/7 Search services since January 1, 2002.

	Number of Valid Visitors (in millions)	Average CPC
Q2 2004	11.7	0.20
Q1 2004	13.2	0.23
Q4 2003	12.6	0.21
Q3 2003	9.0	0.24
Q2 2003	11.0	0.21
Q1 2003	16.5	0.19
Q4 2002	12.5	0.18
Q3 2002	9.6	0.21
Q2 2002	10.7	0.22
Q1 2002	8.4	0.20

Our other media services primarily relate to e-mail list rental. We derive revenue from this service by delivering advertisements to e-mail lists for advertisers, who pay based on a CPM basis. Our revenue share with list providers generally ranges between 25% and 35%.

Technology Solutions

Our Technology Solutions are primarily based on our patent-protected Open AdSystem technology platform for Internet advertisement delivery, management and analytics. We provide these solutions to our customers from software hosted on our servers or from software hosted on a customer’s server that is administrated by us.  Our technology Solutions consist of:

•      Open AdStream Local, which we license to Web publishers to run on their proprietary, local servers;

•      Open AdStream Central, which we provide to Web publishers from software hosted centrally on our servers;

•      Open Advertiser, which we provide to advertisers and advertising agencies from software hosted centrally on our servers;

•      Insight XE, which offers Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze and manage online audiences;

•      Insight ACT, which, in combination with Insight XE and Open AdStream, enables Web publishers to identify and target segments of their audiences based on user activity; and

•      Insight SE, which we designed to allow an advertiser to create targeted campaigns using keywords and phrases, and generate performance metrics that track visitors from specific search engines throughout the entire sales cycle, from prospecting by new customers to the final sale.

We generate revenue from licensing our Open AdStream Local software to Web publishers. Our license agreements typically provide for an upfront license fee and a software maintenance and service fee. We negotiate license fees based on, among other things, the forecasted number of impressions a Web publisher will deliver using our software.

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

	OAS Local	OAS Central and OAD		Insight XE
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions (in billions)	Number of Active Client Contracts (1)	Number of Paid Pageviews (in billions)	Annual Revenue per Contract
Q2 2004	210	161	19.5	42	3.4	45,579
Q1 2004	201	138	18.6	32	1.1	46,814
Q4 2003	199	133	11.9	17	3.0	45,009
Q3 2003	219	146	10.6	16	2.7	42,845
Q2 2003	221	142	9.6	14	2.3	40,191
Q1 2003	235	151	8.8	13	1.8	34,897
Q4 2002	258	162	7.5	—	—	37,457
Q3 2002	273	159	6.4	—	—	30,926
Q2 2002	271	153	5.1	—	—	30,660
Q1 2002	274	152	4.9	—	—	30,376

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

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2004 TO 2003

In January 2004, we acquired Real Media Korea Co., Ltd. (“RMK”), a leader in interactive marketing in Seoul, South Korea.  Revenue contributed by RMK for the three and six month periods ended June 30, 2004 was approximately $3.3 million and $6.5 million, respectively.

The following table compares the results of operations for the three and six month periods ended June 30, 2004 to the results of operations for the three and six month periods ended June 30, 2003 (in thousands):

	Three months ended June 30,		Dollar Variance	Six months ended June 30,		Dollar Variance
	2004	2003		2004	2003
	(in thousands)			(in thousands)
	(unaudited)			(unaudited)
Revenues:
Integrated media solutions	$14,891	$8,362	$6,529	$27,930	$16,705	$11,225
Technology solutions	4,706	3,788	918	9,048	7,269	1,779
Total revenues	19,597	12,150	7,447	36,978	23,974	13,004

Cost of revenues:
Integrated media solutions	10,487	5,084	5,403	19,928	10,594	9,334
Technology solutions	879	1,062	(183)	1,701	2,227	(526)
Total cost of revenues	11,366	6,146	5,220	21,629	12,821	8,808

Gross profit	8,231	6,004	2,227	15,349	11,153	4,196

Operating expenses:
Sales and marketing	3,893	3,227	666	7,209	6,371	838
General and administrative	3,019	2,776	243	6,001	5,698	303
Product development	1,095	755	340	2,146	1,342	804
Amortization of intangible assets and deferred financing costs	1,414	661	753	2,202	1,308	894
Stock-based compensation	298	146	152	497	194	303
Restructuring costs	501	—	501	501	—	501

Total operating expenses	10,220	7,565	2,655	18,556	14,913	3,643

Loss from operations	(1,989)	(1,561)	(428)	(3,207)	(3,760)	553

Interest expense, net	(96)	(56)	(40)	(278)	(147)	(131)
Change in fair value of warrant liability	881	—	881	1,809	—	1,809
Gain on legal settlement	2,896	—	2,896	2,896	—	2,896
Other income (expense), net	(69)	(834)	765	111	(834)	945

Income (loss) before provision for income taxes	1,623	(2,451)	4,074	1,331	(4,741)	6,072

Provision for income taxes	32	33	(1)	132	40	92

Net income (loss)	$1,591	$(2,484)	$4,075	$1,199	$(4,781)	$5,980

REVENUES

INTEGRATED MEDIA SOLUTIONS. Revenue is derived from three sources: 24/7 Web Alliance, 24/7 Search and Other Media Services.  24/7 Web Alliance revenue was $12.1 million and $21.8 million for the three and six month periods ended June 30, 2004, respectively, as compared to $5.5 million and $10.2 million for the three and six month periods ended June 30, 2003, respectively, an increase of 120.2% and 114.3%, respectively.  The increase is primarily related to revenue contributed by RMK and sales of additional advertising inventory provided by Lycos, Inc. Web sites, which increased the number of paid impressions delivered through our 24/7 Network from 6.2 billion in 2003 to 14.3 billion in 2004.  RMK contributed revenue of $3.1 million and $6.1 million for the three and six month periods ended June 30, 2004, respectively.

24/7 Search revenue was $2.5 million and $5.5 million for the three and six month periods ended June 30, 2004, respectively, as compared to $2.3 million and $5.4 million for the three and six month periods ended June 30, 2003, respectively, an increase of 8.3% and 2.3%, respectively.  During the first six months of 2003, we generated a significant portion of our 24/7 Search revenue from Inktomi, which accounted for approximately 15.8% and 38.9% of our 24/7 Search revenue for the three and six month periods ended June 30, 2003, respectively.  Our contract with Inktomi expired in May 2003.  The loss of revenue related to Inktomi was partially offset by revenue from increased traffic generated through expanded relationships with our other distribution partners and new search relationships.

Other Media Services revenue in 2004 is generated from e-mail and revenue in 2003 was generated from e-mail and iPromotions, which was sold in January 2003.  iPromotions revenue was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively.  E-mail revenue decreased $0.2 million or 41.3% from $0.5 million to $0.3 million for the three month periods ended June 30, 2003 and 2004, respectively, and decreased $0.4 million or 36.2% from $1.0 million to $0.6 million for the six month periods ended June 30, 2003 and 2004, respectively.  The decrease was due to less emphasis placed on e-mail as we focus on our core businesses.

TECHNOLOGY SOLUTIONS. Our Technology Solutions revenue was $4.7 million and $9.0 million for the three and six month periods ended June 30, 2004, respectively, as compared to $3.8 million and $7.3 million for the three and six month periods ended June 30, 2003, respectively, representing an increase of 24.2% and 24.5%, respectively.  The increase reflects increased usage by customers of our Open AdStream Central and our Insight XE services, new customer wins globally, and, to a lesser extent, revenue contributed by RMK.  In particular, the Company’s hosted solutions delivered 22.9 billion paid impressions and page views in the period, up from 11.9 billion in the second quarter of 2003.  RMK contributed revenue of $0.3 million and $0.4 million for the three and six month period ended June 30, 2004, respectively.

COST OF REVENUE AND GROSS PROFIT

INTEGRATED MEDIA SOLUTIONS COST OF REVENUES AND GROSS PROFIT. Our cost of revenues consists primarily of fees paid to affiliates, whether it is a Web site (24/7 Web Alliance), a search engine distribution partner (for 24/7 Search) or a list provider (for e-mail), which is usually calculated as a percentage of revenues. Cost of revenues also includes advertisement serving costs, which is an intercompany charge from the Technology Solutions segment based on a fixed CPM.

Gross profit margins were 29.6% and 28.7% for the three and six month periods ended June 30, 2004, respectively, and 39.2% and 36.6% for the three and six month period ended June 30, 2003, respectively.  This decrease reflects the addition of RMK, which has a lower gross profit margin than our other business units, and increased upward pressure on the cost of traffic, particularly CPC bid prices, for 24/7 Search.  In addition, 24/7 Search generated a greater portion of its revenue from bid-for-placement which generally has a lower gross margin than paid inclusion.

TECHNOLOGY SOLUTIONS COST OF REVENUES AND GROSS PROFIT. Our cost of technology revenues consists of the costs of operating equipment and broadband bandwidth capacity for our centrally hosted technology solutions and payroll costs to deliver and support software offset by the portion charged to Integrated Media Solutions for advertisement serving.  Gross profit margins were 81.3% and 81.2% for the three and six month periods ended June 30, 2004, respectively, and 72.0% and 69.4% for the three and six month period ended June 30, 2003, respectively.  The increase in gross profit margins is due to declining hosting and bandwidth costs and leveraging the existing support infrastructure over a higher revenue base.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of sales force salaries and commissions, advertising expenditures and cost of trade shows, conventions and marketing materials.  Sales and marketing expenses were $3.9 million and $7.2 million for the three and six month periods ended June 30, 2004, respectively, $3.2 million and $6.4 million for the three and six month periods ended June 30, 2003, respectively.  Sales and marketing expenses decreased as a percentage of revenue from 26.6% to 19.9% for the three month periods ended June 30, 2003 and 2004, respectively, and from 26.6% to 19.5% for the six month periods ended June 30, 2003 and 2004, respectively, as we were able to gain operating leverage off the existing cost structure.  The number of employees included in sales and marketing increased from 122 at June 30, 2003 to 141 at June 30, 2004, primarily due to the addition of 32 employees from RMK.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation, facilities expenses and other overhead expenses incurred to support the business.  General and administrative expenses were $3.0 million and $6.0 million for the three and six month periods ended June 30, 2004, respectively, and $2.8 million and $5.7 million for the three and six months ended June 30, 2003, respectively.  As a percentage of revenue, the expenses decreased from 22.8% to 15.4% for the three month periods ended June 30, 2003 and 2004, respectively, and from 23.8% to 16.2% for the six month periods ended June 30, 2003 and 2004, respectively.  General and administrative costs increased slightly to support the growth of the business; however it decreased as a percentage of revenue.  The number of general and administrative employees at June 30, 2004 and 2003 was 47 and 44, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of compensation and related operating expenses incurred to perform research and development, further enhance and maintain our existing products and provide quality assurance.  Product development expenses were $1.1 million and $2.2 million for the three and six month periods ended June 30, 2004, respectively, as compared to $0.8 million and $1.3 million for the three and six month periods ended June 30, 2003, respectively.  We capitalized approximately $0.4 million of Open Advertiser development costs for the six month period ended June 30, 2003.  The Company ceased capitalization of the costs when Open Advertiser was commercially released in June 2003.  The remaining increase is related to the development of our Insight SE and Insight ACT products and further enhancements to our Insight XE and Open AdStream products.  The number of employees included in product development increased from 32 at June 30, 2003 to 40 at June 30, 2004.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED FINANCING COSTS. Amortization expense relates to intangible assets acquired with 24/7 Search in August 2000, Real Media in October 2001, Now Marketing in September 2002, Insight First in January 2003, and RMK in January 2004; deferred financing costs associated with the subordinated convertible debenture offering in September 2003; and the transition payment to Lycos in February 2004.  Amortization expense was $1.4 million and $2.2 million for the three and six month periods ended June 30, 2004, respectively, and $0.7 million and $1.3 million for the three and six month periods ended June 30, 2003, respectively.  For the six month period ended June 30, 2004, amortization expense related $1.1 million to acquired technology, $0.5 million to other intangible assets, $0.3 million to deferred financing costs and $0.3 million to the transition payment to Lycos.  Amortization expense for the six month period ended June 30, 2003 related to acquired technology.  In the fourth quarter of 2003, the Company made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing.  The related acquired technology was amortized until December 31, 2003 and the remaining balance of $1.3 million was considered impaired.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.3 million and $0.5 million for the three and six month periods ended June 30, 2004, respectively, and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively.  The expense for the six month period ended June 30, 2004 consists of $0.3 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.  The expense for the six month period ended June 30, 2003 consists of $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.1 million in other compensation given to employees.

RESTRUCTURING COSTS.  During the second quarter of 2004, the Company took additional steps to align its sales, development and administrative organization and reduce corporate overhead to position itself for profitable growth in the future growth consistent with the Company’s long-term goals.  This involved the involuntary termination of approximately seven employees, as well as charges for excess real estate space, primarily at our German office.  The Company recorded a restructuring charge of approximately $0.5 million.

INTEREST EXPENSE, NET. Interest expense, net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents.  Interest expense, net was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2004, respectively, and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2003, respectively.  Interest expense in 2004 primarily relates to subordinated convertible debentures issued in the third quarter of 2003 of which a portion is cash and amortization of warrants issued with the debentures.  Interest in 2003 primarily related to the PubliGroupe debt that was settled in the second quarter of 2003.  Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. Each quarter the liability related to warrants outstanding from our preferred stock and subordinated convertible debenture offerings will be adjusted to fair value.  The $0.9 million and $1.8 million gain for the three and six month periods ended June 30, 2004, respectively, is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability.  The decrease in the fair value is primarily due to a lower stock price at the end of the second quarter compared to when the warrants were issued.

GAIN ON LEGAL SETTEMENT.  The $2.9 million for the six month period ended June 30, 2004 related to our legal settlement with chinadotcom Corporation (“chinadotcom”) received in the form of 0.4 million shares of chinadotcom common stock, valued at the market price on the date of settlement.

OTHER INCOME (EXPENSE), NET. Other income of $0.1 million for the six month period ended June 30, 2004 consists of $0.2 million in amounts recovered from a former subsidiary offset by $0.1 million of legal fees and other expenses related to previous patent litigation.  Other expense of $0.8 million for the six month period ended June 30, 2003 consists of $1.2 million in legal fees and other expenses related to patent litigation offset by $0.4 million in income related to the settlement of liabilities of disposed businesses on favorable terms.

PROVISION FOR INCOME TAXES. The provision for income taxes recorded for the three and six month periods ended June 30, 2004 consist primarily of income taxes on earnings of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the six month periods ended June 30, 2004 and 2003 were as follows (in thousands):

	Six month period ended
	June 30, 2004	June 30, 2003	Year-over-Year Change
			($)

Net cash used in operating activities	$(4,767)	$(3,564)	$1,203
Net cash used in investing activities	$(2,777)	$(706)	$2,071
Net cash provided by financing activities	$37,927	$5,754	$32,173

Operating Activities

Since our inception we have financed our operations through equity financings and long-term debt.  We used approximately $4.8 million and $3.6 million of cash in operating activities during the six month periods ended June 30, 2004 and 2003, respectively, generally as a result of our net operating income (loss), adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.

Investing Activities

Net cash used in investing activities was approximately $2.8 million and $0.7 million during the six month periods ended June 30, 2004 and 2003, respectively.  Investing activities during the six month period of 2004 relate $2.0 million to the acquisition of RMK and $0.8 million to capital expenditures for general operational purposes.  During 2003, we paid $0.2 million as part of the acquisition of certain assets of Insight First, Inc. and as an investment in iPromotions, Inc. and $0.5 million for capital expenditures, including capitalized software.

Financing Activities

Financing activities provided $37.9 million and $5.8 million for the six month periods ended June 30, 2004 and 2003, respectively.  Financing activities in 2004 related $37.4 million to net proceeds from our secondary offering of common stock and $0.6 million to the exercise of stock options.  Financing activities in 2003 related $6.8 million to net proceeds from the issuance of our preferred stock and $0.5 million to the exercise of stock options offset by $1.5 million from the retirement of the PubliGroupe promissory notes.

CERTAIN COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Subordinated Convertible Debentures.  The $15.0 million principal amount of our subordinated convertible debentures is due September 2006.  Semi-annual interest payments at 2% began in January 2004.  Both the principal and interest may be paid in common stock.

Services Agreement with Lycos, Inc.  Pursuant to our agreement with Lycos, Inc., we have a remaining liability of $2.3 million related to the transition payment due in equal installments at each quarter end in 2004 and specified minimum annual payments due 45 days after each quarter end.  For 2004, the minimal annual payment is $10.0 million and is payable $2.5 million 45 days after each quarter end.

Operating Leases.  The operating lease agreements relate to our offices throughout the United States and internationally with original lease periods expiring between 2004 and 2008.

Other Commitments and Contingencies

The Company has various employment agreements with employees, the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $4.1 million for 2004 including salary and performance based target bonuses.  The Company pays bonuses to executive employees based on the achievement of revenue goals and other financial measures including earnings before interest, taxes, amortization and stock-based compensation. These contracts also require severance payments in the event of involuntary termination which generally range in amount from three months to one year’s salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts or, if no expressed provision is included in the contract, local law also require severance for involuntary terminations ranging from one to six months.  As of June 30, 2004, there were approximately 66 employees in Europe whose annualized base salaries are approximately $4.9 million.

We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore we are not able to develop a reasonable estimate of the maximum liabilities.  To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.

As of June 30, 2004, we had approximately $1.2 million remaining of cash outlay obligations relating to restructuring and exit costs consisting of severance and rent.  We expect to pay approximately $0.5 in the remainder of 2004, $0.2 million in each year from 2005 to 2007 and $0.1 million in 2008.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position beyond June 30, 2005. The sale of additional securities could result in further dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We are obligated to make payments to third-party Web sites, search engine distribution partners and e-mail lists which have contracted with us to be part of our Network, in the period the advertising impressions, valid visitors or e-mails are delivered.  Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Deferred Revenue

Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates.  Deferred revenues are included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed.  The Company’s deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services.

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

Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the Nasdaq National Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the Nasdaq SmallCap Market, where it currently trades under that same symbol.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

We achieved profitability in accordance with generally accepted accounting principles, or GAAP, for the three and six month periods ended June 30, 2004 but we may not be able to sustain profitability in the future. We incurred net losses of $2.5 million and $4.8 million for the three and six month periods ended June 30, 2003, respectively.  Each of our predecessors had net losses in every year of their operation.  We may incur operating losses in the current period and for the foreseeable future. Even if we do maintain GAAP profitability, we may not be able to sustain or increase our current level of profitability on a quarterly or annual basis in the future.

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

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly David J. Moore, our Chief Executive Officer, Jonathan K. Hsu, our Chief Financial Officer, Christopher J. Wagner, our Chief Executive Officer - Europe, Jae Woo Chung, our Chief Executive Officer - Korea, David Hills, our President, Media Solutions, and Tony Schmitz, our Chief Technology Officer and President, Technology Solutions. The loss of the services of one or more of these persons could materially and adversely affect our ability to develop our business. Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. We may be unable to retain our key personnel or attract, integrate or retain other highly qualified personnel in the future. We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

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

As of June 30, 2004, there were approximately 34.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 13.8 million shares of common stock that may be sold into the market in the future, including approximately 4.9 million shares of our common stock issuable upon exercise of options, 6.7 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

Under certain circumstances, upon our sale, liquidation or dissolution, our Series A and Series C preferred stockholders may be entitled to receive an aggregate liquidation preference of $6.9 million plus accrued dividends, before our common stockholders receive any payment. After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis. As a result, in the event of our sale, liquidation or dissolution, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real

Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2004 (in thousands):

	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$52,511	$—	$—	$—	$52,511
Average interest rate	0.90%				0.90%
Marketable securities	$2,896				$2,896

Loan payable	$—	$—	$15,000	$—	$15,000
Loan payable			2.00%		2.00%

The 2% subordinated convertible debentures due 2006 contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at June 30, 2004 is immaterial to our financial position. We will review the value of the derivative on a quarterly basis in the future, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  As of June 30, 2004, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European and Korean currencies.  The effect of foreign exchange rate fluctuations for the three and six month periods ended June 30, 2004 and 2003 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of June 30, 2004, we had $5.8 million in cash and cash equivalents denominated in foreign currencies.

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

In 2003, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made numerous improvements to the design and effectiveness of our internal control through the six month period ended June 30, 2004.  We anticipate that improvements will continue to be made.

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

In March 2004, the Federal Circuit Court of Appeals has affirmed, without opinion, a July 2003 decision of the U.S. Federal Court for the Western District of Washington that granted summary judgment to aQuantive, Inc. in a lawsuit that alleged that aQuantive infringed on our U.S. patent number 6,026,368.  The lower court’s ruling held that aQuantive’s Atlas DMT advertisement serving system does not infringe the ‘368 patent.  We filed a request for rehearing before the Federal Circuit Court of Appeals that was denied.

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

chinadotcom Corporation

On June 1, 2004, we and David J. Moore, our Chief Exective Officer, reached a settlement with chinadotcom involving the release of all claims and the termination of all litigation matters involving the two companies and their affiliates. As part of the settlement, chinadotcom agreed to issue to us 400,000 Class A common shares of chinadotcom.  The shares, valued at $2.9 million based on market price on the date of settlement, is included on the consolidated statement of operations as a gain on legal settlement.

General

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operation or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

Registered Secondary Stock Offering - Exercise of Over-Allotment Option

In connection with the registered secondary stock offering by the Company in March 2004, the Company and selling stockholders granted to the underwriters an option to purchase up to an additional 1.2 million shares of common stock at $6.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments.  Of the additional shares offered, approximately 0.8 million shares and 0.4 million shares were offered by the Company and by the selling stockholders, respectively. The underwriters exercised the over-allotment option in April 2004.

Senior Subordinated Debentures - Amendment to Registration Rights Agreement

In June 2004, the Company amended the registration rights agreement related the subordinated convertible debentures.  The amendment provided that the Company is no longer obligated to pay any filing or maintenance penalties pursuant to the registration rights agreement with respect to the warrants issued to the holders of the debentures.

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

(b)           Reports on Form 8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on August 9, 2004.

24/7 REAL MEDIA, INC.

By:	/s/ DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer
(Principal Executive Officer)