Form 10-Q
period 2004-09-30
24/7 REAL MEDIA INC
filed 2004-11-09
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT November 9, 2004
Common Stock, par value $.01 per share	44,620,484 Shares

24/7 Real Media, Inc.

September 30, 2004

FORM 10-Q

INDEX

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)
Notes to Unaudited Interim Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures

Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

Open AdStream®, Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Insight SE™ are trademarks of 24/7 Real Media, Inc.   All other brand names or trademarks appearing herein are the properties of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,122	$21,645
Short-term investments	2,414	—
Accounts receivable, less allowances of $968 and $971, respectively	23,626	11,603
Prepaid expenses and other current assets	2,100	1,669

Total current assets	62,262	34,917

Property and equipment, net	3,763	2,862
Goodwill	43,203	2,621
Intangible assets, net	5,250	3,352
Other assets	6,330	2,428

Total assets	$120,808	$46,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,827	$6,266
Accrued liabilities	15,266	10,086
Deferred revenue	3,114	2,544

Total current liabilities	30,207	18,896

Subordinated convertible debentures, 2%, due 2006	13,778	13,320
Warrant liability	481	3,595
Other long-term liabilities	341	332

Total liabilities	44,807	36,143

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 78,000 and 828,250 shares issued and outstanding, respectively (liquidation preference of $10 per share)	1	8
Common stock; $.01 par value; 350,000,000 shares authorized; 44,620,484 and 23,367,421 shares issued and outstanding, respectively	446	234
Additional paid-in capital	1,173,364	1,106,984
Deferred stock compensation	(23)	(257)
Accumulated other comprehensive income	(159)	305
Accumulated deficit	(1,097,628)	(1,097,237)
Total stockholders’ equity	76,001	10,037

Total liabilities and stockholders’ equity	$120,808	$46,180

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenues:
Media	$12,070	$5,764	$34,451	$17,046
Search	4,109	2,189	9,658	7,611
Technology	4,628	4,081	13,676	11,351
Total revenues	20,807	12,034	57,785	36,008

Cost of revenues:
Media	9,180	3,590	24,986	10,845
Search	2,241	1,172	6,363	4,512
Technology (exclusive of $0, $10, $0 and $20, respectively, reported below as stock-based compensation)	827	957	2,528	3,183
Total cost of revenues	12,248	5,719	33,877	18,540

Gross profit	8,559	6,315	23,908	17,468

Operating expenses:
Sales and marketing (exclusive of $125, $144, $335 and $176, respectively, reported below as stock-based compensation)	4,272	3,116	11,481	9,487
General and administrative (exclusive of $74, $86, $337 and $200, respectively, reported below as stock-based compensation)	3,626	2,787	9,627	8,485
Product development (exclusive of $10, $55, $34 and $93, respectively, reported below as stock-based compensation)	1,115	870	3,261	2,213
Amortization of intangible assets and deferred financing costs	1,068	661	3,270	1,970
Stock-based compensation	209	295	706	489
Restructuring costs	—	—	501	—

Total operating expenses	10,290	7,729	28,846	22,644

Loss from operations	(1,731)	(1,414)	(4,938)	(5,176)

Interest income (expense), net	(93)	6	(371)	(141)
Change in fair value of warrant liability	266	—	2,075	—
Gain on legal settlement	—	—	2,896	—
Other income (expense), net	12	(17)	123	(849)

Loss before provision for income taxes	(1,546)	(1,425)	(215)	(6,166)

Provision for income taxes	44	12	176	52

Net loss	(1,590)	(1,437)	(391)	(6,218)

Dividends on preferred stock	(73)	(200)	(295)	(488)
Preferred stock conversion discount	—	—	—	(1,780)
Net loss attributable to common stockholders	$(1,663)	$(1,637)	$(686)	$(8,486)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.10)	$(0.02)	$(0.57)

Weighted average shares used in basic and diluted net loss per share	37,007,505	17,017,331	32,244,122	14,811,118

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(391)	$(6,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,412	1,840
Provision for doubtful accounts and sales reserves	372	251
Amortization of intangible assets and deferred financing costs	3,270	1,970
Amortization of warrants	458	—
Non-cash compensation	706	489
Accrued interest on notes payable	76	166
Non-cash gain from legal settlement	(2,896)	—
Change in fair value of warrant liability	(2,075)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(5,706)	(602)
Prepaid assets and other current assets	(328)	759
Other assets	(4,340)	65
Accounts payable and accrued liabilities	2,520	(2,674)
Deferred revenue	366	(40)

Net cash used in operating activities	(6,556)	(3,994)

Cash flows from investing activities:
Cash paid for acquisitions, net	(17,244)	(150)
Capital expenditures, including capitalized software	(1,550)	(968)
Cash paid for investment	(422)	(50)
Increase in restricted cash	—	(12,000)

Net cash used in investing activities	(19,216)	(13,168)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,240	—
Proceeds from exercise of stock options and conversion of warrants	609	1,027
Payment of capital lease obligations	(40)	(35)
Proceeds from subordinated convertible debentures, net	—	14,960
Proceeds from issuance of preferred stock, net	—	6,797
Retirement of debt	—	(1,500)

Net cash provided by financing activities	37,809	21,249

Net change in cash and cash equivalents	12,037	4,087
Effect of foreign currency on cash	440	18
Cash and cash equivalents at beginning of year	21,645	7,674

Cash and cash equivalents at end of period	$34,122	$11,779

See accompanying notes to unaudited interim consolidated financial statements.

NOTE 1 – ORGANIZATION AND OPERATIONS OF THE COMPANY

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers.  The Company’s products and services include Web site representation, search marketing services, advertisement serving and targeting, analytics and audience management.  As of September 30, 2004, the Company operated principally in North America, Europe, South Korea and Australia and provided the following products and services:

•                  Media Solutions (“Media”), collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

•                  Search Solutions (“Search”) primarily consisting of a paid inclusion service for advertisers, pay-per-click bid management, search agency services and natural search engine optimization services designed to help advertisers promote their Web site in or in association with relevant search results displayed by the Company’s partner search engines and to optimize their search marketing budgets.

•                  Technology Solutions (“Technology”) primarily consisting of Open AdStream and Open Advertiser Internet advertising delivery and management software and services, the Insight XE web analytics and audience management software and services, the Insight ACT behavioral targeting service, and the Insight SE search engine marketing software and service.  The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

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

(c) Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to current year’s presentation.

(d) Cash and Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid securities, with stated maturities of three months or less.  Cash and cash equivalents consisted principally of money market accounts.

Short-term investments consist of securities with stated maturities of three months or more and marketable securities.  The Company’s marketable securities consist of registered corporate equity securities and are classified as available-for-sale.  Available-for-sale securities are carried at estimated fair value.  Unrealized holding gains and losses are excluded from earnings and reported, net of income taxes, as a separate component of stockholder’s equity until realized.  Unrealized losses that are other than temporary are recognized in net income (loss).  Realized gains and losses are determined on the specific identification method and are reflected in net income (loss).

(e) Accounts Receivable; Allowance for Doubtful Accounts; Sales Allowance; Unbilled Accounts Receivable

Accounts receivable are recorded at the invoiced amount net of allowance for doubtful accounts and sales allowance.  The Company does not require collateral and accounts receivable do not bear interest.  The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers.  The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss.

As a normal part of the business, the Company has receivables that are invoiced in the month following the completion of the earnings process.  All unbilled receivables are billed within 30 days after each month-end and are included in accounts receivable on the consolidated balance sheets.

(f) Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.  Cash equivalents consist of money market funds, which, at times, exceed federally insured limits.  Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in North America, Europe, South Korea and Australia.  To appropriately manage credit risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required.  The Company maintains reserves for estimated credit losses and these losses have generally been within management’s expectations.

No single customer accounted for greater than 10% of net revenues for the three and nine month period ended September 30, 2004 and 2003.

The Company generates a significant portion of its revenue from advertising inventory provided by Lycos, Inc.  Revenue generated for the three and nine-month periods ended September 30, 2004 was approximately 12.0% and 11.1% of total revenue, respectively, and is included in both the Media and Technology segment.  Revenue generated from advertising sales on inventory owned by Lycos for the three and nine moth periods ended September 30, 2004 was approximately 18.3% and 16.1%, respectively, of the Media segment’s revenue.

(g) Property and Equipment; Capitalized Software

Property and equipment are recorded at cost and are usually depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers.  Capitalized software is depreciated using the straight-line method over the estimated useful life of the software, generally four years.

(h) Business Combinations

The Company’s acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  The Company allocates the purchase price of tangible and intangible assets and records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired.  Intangible assets include trademarks, customer relationships, acquired technology and a covenant not to compete.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally four to five years.

(i) Impairment of Long-lived Assets

Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future discounted cash flows that the asset is expected to generate.  The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset.

(j) Revenue Recognition; Cost of Revenues

Media

Media revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers.  Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.  The Company becomes obligated to make payments to third-party Web sites and e-mail lists which have contracted with the Company, in the period the advertising impressions or e-mails are delivered.  Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Search

Search revenues are derived from driving valid visitors to client Web sites.  Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable.  The Company becomes obligated to make payments to search engine distribution partners, which have contracted with the Company, in the period the valid visitors are delivered.  Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

When the Company provides search marketing services as an agent for a fixed commission, or otherwise in transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis.

Technology

Technology revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Board (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.  Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term.  Revenue from advertisement serving is recognized upon delivery.  Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses from the Company’s Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors.  These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss attributable to common stockholders:
As reported	$(1,663)	$(1,637)	$(686)	$(8,486)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	1,123	327	4,291	3,742
Pro forma	$(2,786)	$(1,964)	$(4,977)	$(12,228)
Basic and diluted net loss attributable to common stockholders per share:
As reported	$(0.04)	$(0.10)	$(0.02)	$(0.57)
Pro forma	(0.08)	(0.12)	(0.15)	(0.83)

The per share weighted-average fair value of stock options granted for the three and nine month periods ended September 30, 2004 was $3.76 and $4.76, respectively, and was $5.95 and $1.00 for the three and nine month periods ended September 30, 2003, respectively, on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.07%	2.05%	2.38%	1.44%
Expected life (in years)	3.0	3.0	2.6	2.4
Volatility	132%	143%	132%	133%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

(l) Restructuring Estimates

Restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Restructuring-related liabilities include estimates for, among other things, involuntary terminations of employees and disposition of lease obligations.  Key variables in determining such estimates include timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs.  The Company periodically evaluates and, if necessary, adjusts the estimates based on currently available information.

(m) Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock.  Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of restricted stock (using the treasury stock method), and the conversion of subordinated convertible debentures and preferred stock (using the if-converted method).

Diluted EPS is equal to basic EPS since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted EPS per common share for the nine month periods ended September 30, 2004 and 2003 does not include the effects of options to purchase 4.7 million and 3.5 million shares of common stock, respectively; 0.6 million and 0.8 million common stock warrants, respectively; approximately 11,000 and 59,000 shares of unvested restricted stock, respectively; 0.6 million and 9.4 million shares of preferred stock, respectively, on an “as if” converted basis; and 1.7 million shares of common stock related to the subordinated convertible debentures in 2003 and 2004, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

(n) Recent Accounting Pronouncements

In April 2004, the EITF issued EITF Issue No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.   The application of EITF 03-06 will not have a material effect on our financial statements.

NOTE 3 - ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a) Acquisition of Decide Holdings Pty Limited (“Decide”)

On August 19, 2004, the Company completed its acquisition of Decide.  Pursuant to the acquisition agreement, the Company acquired all of the outstanding shares of Decide for $15.0 million in cash and approximately 4.5 million shares of its common stock, valued at $12.6 million and approximately $1.1 million in transaction fees.  Additionally, the Company is required to issue up to an additional $2.5 million in cash and $5.0 million in shares of common stock (up to a maximum of 2.3 million shares) to the selling shareholders of Decide if Decide achieves certain performance targets.

The purchase price in excess of fair value of net tangible assets acquired of $28.7 million has been preliminarily allocated to goodwill.  The purchase price allocation is subject to revision pending external valuation.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount
Cash and cash equivalents	$305
Other current assets	1,692
Fixed assets	616
Other assets	180
Accrued liabilities	(2,738)
Long-term liabilities	(21)
$34

(b) Acquisition of Real Media Korea Co., Ltd (“RMK”)

On January 6, 2004, the Company completed its acquisition of RMK, by acquiring the approximately 90.4% of the outstanding shares of RMK that the Company did not already own.  The Company paid total consideration of $20.1 million in exchange for the RMK shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs.  Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law.  The employee shareholders agreed to transfer their RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law.  For accounting purposes, the effective date of the acquisition is January 1, 2004.

The purchase price in excess of fair value of net tangible assets acquired of $16.1 million has been preliminarily allocated as follows: $11.9 million to goodwill; $2.3 million to agency relationships; $0.7 million to trade name; $0.5 million to acquired technology; and $0.7 million to other intangible assets.  The purchase price allocation is subject to revision pending final external valuation.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount
Cash and cash equivalents	$3,469
Other current assets	5,151
Fixed assets	170
Non-current assets	385
Accrued liabilities	(5,119)
$4,056

(c) Acquisition of Insight First, Inc. (“Insight”)

On January 21, 2003, the Company acquired certain assets of Insight, including specific contracts, intangible assets, and employee relationships, related to the Insight’s Web analytics solutions, including the intellectual property relating to specific products, in exchange for approximately 0.7 million shares of the Company’s common stock valued at approximately $1.1 million, plus $150,000 in cash.  In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004.

The purchase price in excess of fair value of net tangible assets acquired of $1.3 million has been allocated to acquired technology.  The acquired technology is being amortized over the expected benefit period of four years.

The net tangible assets acquired consist of the following:

Asset/ Liability	Amount
Fixed assets	$44
Accrued liabilities	(41)
$3

(d) Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the Company’s Decide, RMK and Insight acquisitions accounted for by the purchase method of accounting as if they had occurred at the beginning of the period by consolidating the results of operations of the acquired entities for the three and nine month periods ended September 30, 2004 and 2003.

The pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total revenues	$22,121	$16,245	$64,479	$47,974
Net loss attributable to common stockholders (1)	(1,640)	(1,788)	(65)	(9,124)

Basic and diluted net loss attributable to common stockholders per share	$(0.05)	$(0.08)	$(0.00)	$(0.43)
Weighted average shares used in basic and diluted per share calculation (2)	35,017,986	23,608,038	36,086,959	21,456,072

(1) The purchase price in excess of fair value of net tangible assets acquired for Decide has been preliminarily allocated to goodwill.  Final valuation will likely result in additional amortizable assets, which will decrease pro forma net loss attributable to common stockholders.

(2) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and nine month periods ended September 30, 2004 and 2003 includes the 4.5 million, 2.1 million and 0.7 million shares of common stock issued for Decide, RMK and Insight, respectively, at the beginning of each period presented.

NOTE 4 – BALANCE SHEET COMPONENTS

(a) Property and Equipment

At September 30, 2004 and December 31, 2003, property and equipment includes capitalized software.  The Company capitalized approximately $1.2 million in connection with the development of its Open Advertiser advertisement serving software product, which was commercially released in June 2003. The software is being amortized using the straight-line method over the estimated useful life of the software, or four years, with a net book value of $0.8 million and $1.0 million, respectively.  The Company also has $0.4 million of capitalized software related to DNA which was acquired with Decide.

(b) Goodwill

The $43.2 million in goodwill at September 30, 2004 relates $28.7 million to Decide, $11.9 million to RMK, $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.  The $2.6 million in goodwill at December 31, 2003 relates $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.

(c) Intangible Assets

The $5.2 million in intangible assets, net at September 30, 2004 relates $3.4 million to RMK, $1.1 million to Real Media, $0.7 million to Insight.  The $3.4 million in intangible assets, net at December 31, 2003 relates $1.8 million to Real Media, $1.0 million to Insight First and $0.6 million to 24/7 Search.

(d) Other Assets

At September 30, 2004, other assets consist primarily of the Company’s transition payment to Lycos (see Note 14), deferred financing costs related to the Company’s 2% subordinated convertible debentures (see Note 8) and a 6% secured note receivable from IMAKE Software & Services (“IMAKE”) (see Note 5).

At December 31, 2003, other assets consist primarily of deferred financing costs related to the Company’s 2% subordinated convertible debentures (see Note 8) and a 6% secured note receivable from IMAKE (see Note 5).

(e) Warrant Liability

In connection with the placement of the Company’s preferred stock and subordinated convertible debentures, the Company issued warrants to investors to purchase shares of the Company’s common stock.  The Company agreed to register the shares issuable upon exercise of the warrants and to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline.  The Company also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders.  Pursuant to EITF Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company reflected the value of the warrants as a warrant liability on the consolidated balance sheet and the liability will be reclassified to equity upon exercise or conversion.  The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statement of operations.  The fair value has decreased approximately $2.1 million during the nine month period ending September 30, 2004.

In June 2004, the Company amended the registration rights agreement related to the subordinated convertible debentures.  The amendment provided that the Company is no longer obligated to pay any filing or maintenance penalties pursuant to the registration rights agreement with respect to the warrants issued to the holders of the debentures.  Accordingly, the Company reclassified the warrant liability related to the debentures of $1.0 million to additional paid in capital.

NOTE 5 – DISCONTINUED OPERATIONS

IMAKE

On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE, to Schaszberger Corporation for approximately $6.5 million.  Of the $6.5 million sale price, $2.0 million was in the form of a 6% four year secured note, approximately $0.5 million was cash consideration and a potential earn-out of up to $4.0 million over the next three years based on gross revenue as defined in the sale agreements.  The note is secured by certain assets of IMAKE and is guaranteed by the buyer.  In the event that the earn-out is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equal to the difference between $3.0 million and the amount of the actual earn out paid to date.  The shares to be received will be based on a third-party outside valuation of the buyer at December 31, 2005 and a ratio set forth in the agreement.  The consideration paid to the Company was determined as a result of arms length negotiations between the buyer and the Company.

The Company discounted the note receivable and recorded the net present value of the earn-out based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively.  At September 30, 2004, the remaining earn-out receivable of $0.2 million is included in current assets and the note receivable of $0.5 million is included in other assets on the consolidated balance sheet.

NOTE 6 - DISPOSAL OF NON-CORE ASSETS

iPromotions, Inc.

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors including some of the Company’s former employees.  Pursuant to the terms of the agreement, the Company sold to the investors, specific contracts, equipment, intangible assets, and employee relationships related to the Company’s iPromotions business, including the intellectual property relating to specific products.  The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis.  In January 2004, iPromotions was acquired by a third-party.  As part of the transaction, the Company agreed to give up its minority stake.  Accordingly, the Company wrote-off its entire interest in iPromotions.

NOTE 7 – RESTRUCTURING COSTS

The following sets forth the activities in the Company’s restructuring reserve for the nine month period ended September 30, 2004, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current year provision	Current Year Utilization	Ending Balance
Employee termination benefits	$470	$335	$(618)	$187
Office closing costs	1,165	166	(622)	709
Other exit costs	28	—	(28)	—
	$1,663	$501	$(1,268)	$896

NOTE 8 - 2% SUBORDINATED CONVERTIBLE DEBENTURES

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

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid.  In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of these Debentures.  The redemption right constitutes an embedded derivative.  The value of the embedded derivative at September 30, 2004 is immaterial to the financial position of the Company.  The Company will continue to review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

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

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash.  In addition to the placement fees, the Company issued warrants to the placement agent.  The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor.  The Company included the value of the warrants, $0.4 million, determined using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet.  Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures.  For the three and nine month periods ended September 30, 2004, approximately $0.1 million and $0.4 million of the deferred costs are included in amortization expense and at September 30, 2004, the unamortized debt issuance costs of $1.1 million is included in other assets on the consolidated balance sheet.

NOTE 9 - EQUITY INSTRUMENTS

PREFERRED STOCK

				Shares Ouststanding at
Series	Shares Authorized	Price Per Share	Conversion Rate	September 30, 2004	December 31, 2003
A	800,000	$10.00	$1.02675	—	750,000
C	718,250	10.00	1.20790	78,000	78,250
				78,000	828,250

During the nine month period ended September 30, 2004, 750,000 shares of Series A and 250 shares of Series C Preferred Stock were converted into 7,304,598 and 2,070 shares of common stock, respectively.

The preferred stock accrues and cumulates dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors.  All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference payable upon the sale, merger, liquidation, dissolution or winding up of the Company.  Accrued but unpaid dividends are cancelled upon conversion.  At September 30, 2004, there are approximately $0.1 million of accrued but unpaid dividends.

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

(c) Other Issuances

On August 19, 2004, the Company issued approximately 4.5 million shares, valued at $12.6 million, in connection with the acquisition of Decide.

On January 6, 2004, the Company issued approximately 2.1 million shares, valued at $14.6 million, in connection with the acquisition of RMK.

(d) Additional Paid-in Capital

During the nine month period ended September 30, 2004, the Company’s additional paid-in capital increased by $66.4 million primarily due to $37.0 million in connection with the Company’s secondary offering of common stock, $14.6 million in connection with the acquisition of RMK, $12.6 million in connection with the acquisition of Decide, $1.0 million in connection with the amendment of the registration rights agreement related to the subordinated convertible debentures, $0.6 million in other stock-based compensation issued to employees and $0.7 million from exercise of stock options and warrants offset by $0.1 million related to the conversion of preferred stock.

NOTE 10 - STOCK INCENTIVE PLANS

For the nine month period ended September 30, 2004, the Company granted 1.9 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2004, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2004 and 2003, the amount of cash paid for interest was $0.2 million and $7,000, respectively.

NOTE 12 – COMPREHENSIVE LOSS

Comprehensive loss for the nine month periods ended September 30, 2004 and 2003 was $0.9 million and $6.2 million, respectively.  Comprehensive loss resulted from net losses of $0.4 million and $6.2 million, and in 2004, losses on marketable securities of $0.9 million offset by foreign currency translation adjustment of $0.4 million.

NOTE 13 - SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology.  As a result of the acquisition of Decide, the Company is reporting Search as a separate segment from Media.  The Company measures segments based on segment income (loss) from operations.  The Company has adjusted prior period segment disclosure to conform to the current presentation.  The summarized segment information as of and for the three and nine month periods ended September 30, 2004 and 2003, is as follows:

	Three months ended Septermber 30, 2004
	Media	Search	Technology	Corporate	Total
Revenues	$12,070	$4,109	$4,628	$—	$20,807
Depreciation	136	50	274	7	467
Amortization of intangible assets and deferred financing costs	481	125	329	133	1,068
Stock-based compensation	69	56	10	74	209
Segment income (loss) from operations	(752)	159	835	(1,973)	(1,731)

	Nine months ended Septermber 30, 2004
	Media	Search	Technology	Corporate	Total
Revenues	$34,451	$9,658	$13,676	$—	$57,785
Depreciation	486	139	752	35	1,412
Amortization of intangible assets and deferred financing costs	1,329	557	987	397	3,270
Stock-based compensation	352	103	30	221	706
Restructuring	—	—	—	501	501
Segment income (loss) from operations	(1,083)	(574)	2,414	(5,695)	(4,938)

	Three months ended Septermber 30, 2003
	Media	Search	Technology	Corporate	Total
Revenues	$5,764	$2,189	$4,081	$—	$12,034
Depreciation	227	87	268	21	603
Amortization of intangible assets and deferred financing costs	117	216	328	—	661
Stock-based compensation	23	177	16	79	295
Segment income (loss) from operations	(194)	(323)	445	(1,342)	(1,414)

	Nine months ended Septermber 30, 2003
	Media	Search	Technology	Corporate	Total
Revenues	$17,046	$7,611	$11,351	$—	$36,008
Depreciation	857	273	632	77	1,839
Amortization of intangible assets and deferred financing costs	351	649	970	—	1,970
Stock-based compensation	44	251	31	163	489
Segment income (loss) from operations	(434)	(474)	427	(4,695)	(5,176)

Total assets:
September 30, 2004	72,710	35,954	12,144	120,808
December 31, 2003	31,563	3,769	10,848	46,180

	United States	United Kingdom	South Korea	Other - International	Total
	(in thousands)
Period ended September 30, 2004
Revenues for the three months ended	$11,067	$4,268	$2,729	$2,743	$20,807
Revenues for the nine months ended	29,437	10,460	9,246	8,642	57,785
Long-lived assets	17,997	9,661	725	30,163	58,546

Period ended September 30, 2003
Revenues for the three months ended	$7,266	$2,537	$—	$2,231	$12,034
Revenues for the nine months ended	21,760	6,838	—	7,410	36,008
Long-lived assets at December 31, 2003	9,549	146	—	1,568	11,263

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a) Lycos, Inc. Services Agreements

On February 11, 2004, the Company entered into a five-year arrangement with Lycos, Inc. (“Lycos”) to provide media sales, advertisement serving and analytics technology services to Lycos’ U.S. Web properties and to transition personnel and other services to the Company.

The agreement requires the Company to pay Lycos the greater of 65% of all net advertising sales revenue generated by the Company in respect of Lycos’ U.S. Web properties, or specified minimum required annual payments.  For 2004, the minimum annual payment is $10.0 million and is payable $2.5 million 45 days after each quarter end.  To the extent that Lycos’ 65% revenue share exceeds the quarterly amount of the minimum annual payment, the Company may credit such excess against the next succeeding quarterly payment of the minimum annual payment.  Management believes that the minimums will not be exceeded, resulting in no additional expense for the year.

The Company also will pay Lycos a transition payment of $4.5 million in equal installments at each quarter end in 2004.  The transition payment was recorded as an other asset and a current liability on the consolidated balance sheet and is being amortized over the term of the agreement of five years.

(b) Indemnifications

While the Company has various indemnification obligations included in contracts in the normal course of business, these indemnities do not represent significant commitments or contingent liabilities of the indebtedness of others.  Accordingly, the Company has not recorded a liability related to indemnification provisions.

(c) Acquisition Earn-out Payments

The Company has a contingent obligation for an earn-out related to its acquisition of Decide. Decide stockholders may receive up to an additional $7.5 million, in a combination of cash and common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005.

The Company also has a contingent obligation to pay an earn-out related to its acquisition of Insight.  Insight stockholders may receive up to an additional $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to Insight’s revenue in fiscal year 2004.

No amount for earn-out payments has been recorded as of September 30, 2004.

NOTE 15 - LITIGATIONS

(a) Litigation with Brian Anderson

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

(b) General Legal Risk

The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s financial position, results of operations or liquidity.

NOTE 16 – SUBSEQUENT EVENTS

(a) Mail Services Agreement

Pursuant to a services agreement with Mail.com, the Company agreed to advance $1.0 million to Mail.com for royalties relating to advertising sales.  The payment was made in October 2004.  The Company expects to recoup the entire amount of the advance within 12 months from its share of advertising revenue generated from selling advertising on Mail.com and associated Web sites.

(b) Restructuring

In the fourth quarter, in connection with the Company’s strategic review of its operations and its recent acquisition of Decide, the Company began implementing a restructuring plan.  The plan includes efforts to consolidate its Search operations, consolidate its sales, product development and administrative departments, reduce redundant corporate overhead and relocating its corporate headquarter facilities.

As part of the restructuring, the Company entered into a lease agreement for new corporate headquarter facilities in New York, New York and plans to relocate from its current facilities also located in New York, New York.  Future minimum payments related to the new facilities are as follows: $0.4 million in 2005 and 2006, $0.6 million in 2007 and 2008, and $0.7 million in each of 2009 thru 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Quarterly Report the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its subsidiaries.

GENERAL

We offer a comprehensive suite of media and technology products for the online advertising needs of Web publishers and advertisers, including Web representation, advertisement serving, analytics and search services. We generate revenue in three business segments:  Media Solutions, Search Solutions and Technology Solutions.  Our Media Solutions aggregate advertising inventory online and targets audience segments to attract advertisers worldwide. Our Search Solutions connect advertisers with consumers who use search engines to find information about products and services.  Our Technology Solutions help Web publishers and advertisers target, convert and retain online customers and maintain audience relationships.

Media Solutions (“Media”)

We generate revenue through the 24/7 Web Alliance of over 800 Web sites primarily from fees paid by client advertisers for advertising impressions and, on a very limited basis, from delivering advertisements to e-mail lists for advertisers.  We typically count an advertising impression each time a request is made to our servers to display a client’s advertisement to an end user.  We typically offer clients a pricing model based on cost-per-thousand-impressions, or CPM, enabling a client to pay a fee based on the number of times its advertisement is requested.

We share advertising revenue generated through Media with Web publishers included in the 24/7 Web Alliance and e-mail list providers.  Our revenue share generally does not exceed 50% of gross advertising revenue and is typically less for Web publishers with large numbers of historical and forecasted unique visitors, impressions and page views; wide geographic spread and widely recognized brand names, among other factors.

The following table shows by quarter the number of paid impressions and the average CPM:

	Number of Paid Impressions	Average CPM
	(in billions)
Q3 2004	13.7	0.86
Q2 2004	14.3	0.86
Q1 2004	9.6	1.03
Q4 2003	6.6	0.90
Q3 2003	5.9	0.95
Q2 2003	6.2	0.88
Q1 2003	6.1	0.79
Q4 2002	4.8	0.99
Q3 2002	3.0	1.23

Search Solutions (“Search”)

We generate revenue from Search primarily from cost-per-click, or CPC, fees paid by client advertisers when users click-through to their Web sites as a result of our submission of their Web sites into search engines databases.  These services are commonly referred to as bidded services for pay-for-placement search engines, and paid inclusion for algorithmic search engines.  For our bidded service, which constitutes a larger portion of our Search revenue, we agree on CPC price with our clients, submit their Web sites and place CPC bids for keywords with our search engine distribution partners.  We pay the CPC bid to our distribution partner when a user performs a search using such keywords, receives associated search results and clicks-through to our client’s Web site.  We generally keep the spread between the CPC price charged to our client and the CPC bid paid to our distribution partner.  We share the revenue generated by our paid inclusion service with our distribution partners that include Web sites submitted by us in their databases.  Our revenue share generally does not exceed 45% and typically is less for distribution partners with large numbers of users and searches and widely recognized brand names, among other factors.

We also provide search agency services to client advertisers that involve managing their search marketing budgets and controlling CPC keyword bids for them simultaneously with several of our distribution partners.  We typically charge the client the CPC bid plus a fixed commission when users click-through to their Web sites. We recognize only the commission as revenue.

Our growth rate will depend in part on our ability to increase the number of valid visitors delivered to our client advertisers, primarily through our distribution partners. If we do not renew our distribution partner agreements or replace traffic lost from terminated distribution agreements with other sources or if our distribution partners’ search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our growth rate also will depend in part on our ability to increase the number and volume of transactions with client advertisers. We believe this is dependent in part on delivering high quality traffic that ultimately results in purchases or conversions for our client advertisers.

Technology Solutions (“Technology”)

Technology includes software licensed to customers and hosted locally on the customer’s servers and services provided to customers from software hosted centrally on our servers.  We generate revenue from Technology in the following ways:

•                  Open AdStream Local Software.  We generate revenue from licensing our Open AdStream Local ad delivery and management software to Web publishers.  Our license agreements typically provide for an upfront license fee and a software maintenance and service fee.  We negotiate license fees based on, among other things, the forecasted number of advertising impressions a Web publisher will deliver using our software.

•                  Open AdStream Central Service.  We generate revenue from our Open AdStream Central service from fees paid by Web publishers for administering Open Adstream on our servers.  We typically charge Web publishers a fee based on a CPM related to advertising impressions.  Our revenue is determined by multiplying the CPM by the number of impressions delivered and is typically billed on a monthly basis.

•                  Open Advertiser Service.  We generate revenue from our Open Advertiser ad delivery and management service from fees paid by advertisers and agencies for administering Open Advertiser on our servers.  We typically charge customers a fee based on a CPM related to advertising impressions.  Our revenue is determined by multiplying the CPM by the number of impressions delivered and is typically billed on a monthly basis.

•                  Insight XE Software and Service.  Our Insight XE solution offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences.  We generate revenue from Insight XE from license or service fees paid by Web publishers based on a CPM for page views.  Our revenue is calculated by multiplying the CPM by the number of page views measured by our software.

•                  Insight ACT Software.  Our Insight ACT software, which requires our Open AdStream and Insight XE software, enables Web publishers to identify and target segments of their audiences based on user activity.  We intend to generate revenue from Insight Act on the same basis as the associated Open AdStream and Insight XE arrangement.  As of September 30, 2004, we have not generated significant revenue from Insight ACT.

•                  Decide DNA Service.  Through our acquisition of Decide Holdings Pty Limited, we provide paid search engine marketing services and technology using the Decide DNA technology.  Using our Decide DNA service an advertiser can manage bidding on keywords and phrases simultaneously across several search engines, setting cost-per-acquisition targets to achieve a desired return for their advertising spending.

•                  Insight SE Software and Service.  We designed our Insight SE solution to allow an advertiser to create targeted campaigns using keywords and phrases, and generate performance metrics that track visitors from specific search engines throughout the entire sales cycle, from prospecting by new customers to the final sale.  As of September 30, 2004, we have not generated any revenue from our Insight SE solution.  As a result of our acquisition of Decide Holdings Pty Limited, we are reviewing whether to continue the development and deployment of Insight SE software and service.

The following table shows by quarter certain metrics for our Technology segment:

	OAS Local	OAS Central, OAD and XE
	Number of Active Client Contracts (1)	Number of Active Client Contracts (1)	Number of Paid Impressions
			(in billions)
Q3 2004	200	213	26.7
Q2 2004	210	203	22.9
Q1 2004	201	170	19.7
Q4 2003	199	150	14.9
Q3 2003	219	162	13.2
Q2 2003	221	156	11.9
Q1 2003	235	164	10.6
Q4 2002	258	162	7.5
Q3 2002	273	159	6.4
Q2 2002	271	153	5.1
Q1 2002	274	152	4.9

(1) A customer contract may represent multiple customers and Web sites utilizing our products and services.

RESULTS OF OPERATIONS

FACTORS AFFECTING COMPARABILITY OF 2004 TO 2003

In August 2004, we acquired Decide Holdings Pty Limited (“Decide”), a leader in search marketing in Europe and Australia.  Revenue contributed by Decide for the three and nine month periods ended September 30, 2004 was approximately $1.3 million.  We retained approximately 54 employees from Decide.

In January 2004, we acquired Real Media Korea Co., Ltd. (“RMK”), a leader in interactive marketing in Seoul, South Korea.  Revenue contributed by RMK for the three and nine month periods ended September 30, 2004 was approximately $2.7 million and $9.2 million, respectively.  We retained approximately 45 employees from RMK.

The following table compares the results of operations for the three and nine month periods ended September 30, 2004 to the results of operations for the three and nine month periods ended September 30, 2003 (in thousands):

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2004	2003	Variance	2004	2003	Variance
	(in thousands) (unaudited)			(in thousands) (unaudited)

Revenues:
Media	$12,070	$5,764	$6,306	$34,451	$17,046	$17,405
Search	4,109	2,189	1,920	9,658	7,611	2,047
Technology	4,628	4,081	547	13,676	11,351	2,325
Total revenues	20,807	12,034	8,773	57,785	36,008	21,777

Cost of revenues:
Media	9,180	3,590	5,590	24,986	10,845	14,141
Search	2,241	1,172	1,069	6,363	4,512	1,851
Technology	827	957	(130)	2,528	3,183	(655)
Total cost of revenues	12,248	5,719	6,529	33,877	18,540	15,337

Gross profit	8,559	6,315	2,244	23,908	17,468	6,440

Operating expenses:
Sales and marketing	4,272	3,116	1,156	11,481	9,487	1,994
General and administrative	3,626	2,787	839	9,627	8,485	1,142
Product development	1,115	870	245	3,261	2,213	1,048
Amortization of intangible assets and deferred financing costs	1,068	661	407	3,270	1,970	1,300
Stock-based compensation	209	295	(86)	706	489	217
Restructuring costs	—	—	—	501	—	501

Total operating expenses	10,290	7,729	2,561	28,846	22,644	6,202

Loss from operations	(1,731)	(1,414)	(317)	(4,938)	(5,176)	238

Interest expense, net	(93)	6	(99)	(371)	(141)	(230)
Change in fair value of warrant liability	266	—	266	2,075	—	2,075
Gain on legal settlement	—	—	—	2,896	—	2,896
Other income (expense), net	12	(17)	29	123	(849)	972

Loss before provision for income taxes	(1,546)	(1,425)	(121)	(215)	(6,166)	5,951

Provision for income taxes	44	12	32	176	52	124

Net loss	$(1,590)	$(1,437)	$(153)	$(391)	$(6,218)	$5,827

REVENUES

MEDIA. Revenue is derived from the 24/7 Web Alliance and other media services.  24/7 Web Alliance revenue was $11.8 million and $33.5 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $5.3 million and $15.4 million for the three and nine month periods ended September 30, 2003, respectively, an increase of 122.1% and 117.0%, respectively.  The increase is primarily related to revenue contributed by RMK and sales of additional advertising inventory provided by Lycos, Inc. Web sites (“Lycos”), which increased the number of paid impressions delivered through our 24/7 Network from 5.9 billion in 2003 to 13.7 billion in 2004.  RMK contributed revenue of $2.6 million and $8.8 million for the three and nine month periods ended September 30, 2004, respectively.

Other media service revenue in 2004 is generated from e-mail and revenue in 2003 was generated from e-mail and iPromotions, which was sold in January 2003.  iPromotions revenue was $0.2 million for the nine month period ended September 30, 2003.  E-mail revenue decreased $0.2 million or 34.4% from $0.5 million to $0.3 million for the three month periods ended September 30, 2003 and 2004, respectively, and decreased $0.5 million or 35.6% from $1.5 million to $1.0 million for the nine month periods ended September 30, 2003 and 2004, respectively.  The decrease was due to less emphasis placed on e-mail as we focus on our core businesses.

SEARCH. Our Search revenue was $4.1 million and $9.7 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $2.2 million and $7.6 million for the three and nine month periods ended September 30, 2003, respectively, an increase of 87.7% and 26.9%, respectively.  The increase of revenue was primarily due to revenue contributed by Decide, which added new advertiser accounts, and from an increased number of searches and the resulting click-throughs performed by users of our search distribution partners, expanded relationships with our distribution partners and new search relationships offset by the loss of revenue related to Inktomi, a major search engine distribution partner.  During the nine month period ended September 30 2003, we generated a significant portion of our Search Solutions revenue from Inktomi, which accounted for approximately $2.1 million, or 27.6% of revenue.  Our contract with Inktomi expired in May 2003.  Search revenue for the three and nine month periods ended September 30, 2004 includes $1.3 million contributed from Decide.

TECHNOLOGY. Our Technology revenue was $4.6 million and $13.7 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $4.1 million and $11.4 million for the three and nine month periods ended September 30, 2003, respectively, representing an increase of 13.4% and 20.5%, respectively.  The increase reflects increased usage by customers of our hosted solutions services, new customer wins globally, and, to a lesser extent, revenue contributed by RMK.  In particular, our hosted solutions delivered 26.7 billion paid impressions and page views in the three months ended September 30, 2004, up from 13.2 billion in the same period of 2003.  RMK contributed revenue of $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2004, respectively.

COST OF REVENUE AND GROSS PROFIT

MEDIA COST OF REVENUES AND GROSS PROFIT. Our cost of revenues consist primarily of fees paid to Web publishers in the 24/7 Web Alliance and e-mail list providers, which are usually calculated as a percentage of revenues.  Cost of revenues also include advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

Gross profit margins were 23.9% and 27.5% for the three and nine month periods ended September 30, 2004, respectively, and 37.7% and 36.4% for the three and nine month periods ended September 30, 2003, respectively.  This decrease reflects the acquisition of RMK, which has a lower gross profit margin than our other business units, and lower margins on sales of Lycos advertising during the period leading up to the sale of Lycos to Daum Communications.  Advertisement serving costs were $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2004, respectively, and $0.3 million and $0.7 million for the three and nine month periods ended September 30, 2003, respectively.

SEARCH COST OF REVENUES AND GROSS PROFIT. Our cost of revenues consist primarily of fees paid to search engine distribution partners, which are calculated as a percentage of revenues for paid inclusion and a fixed CPC for bidded engines.  Cost of revenues also include hosting and bandwidth charges associated with the technical infrastructure.

Gross profit margins were 45.5% and 34.1% for the three and nine month periods ended September 30, 2004, respectively, and 46.5% and 40.7% for the three and nine month periods ended September 30, 2003, respectively.  The decrease reflects higher traffic acquisition costs in the form of higher CPC bid prices.  We also generated a greater portion of Search revenue from bidded services, which generally have a lower gross margin than paid inclusion.To a lesser extent, in relation to our acquisition of Decide, the reduced margin reflects a greater number of searches, an increase in database and hardware capacity requirements as a result of an increase in our distribution partner base and corresponding number of searches, an increase in the number of personnel required to support our services and increased fees paid to outside service providers.

We also expect that our cost of revenue for Search will continue to increase in absolute dollars, since we anticipate expanding our operations.

TECHNOLOGY COST OF REVENUES AND GROSS PROFIT. Our cost of revenues consist of costs associated with supporting and maintaining the technical infrastructure and fees paid for hosting and bandwidth.  Costs associated with the technical infrastructure, include salaries and benefits of related technical personnel.  The cost of revenues is offset by fees charged to our Media segment for advertisement serving.

Gross profit margins were 82.1% and 81.5% for the three and nine month periods ended September 30, 2004, respectively, and 76.5% and 72.0% for the three and nine month periods ended September 30, 2003, respectively.  The increase in gross profit margins is due to declining hosting and bandwidth costs and leveraging the existing support infrastructure over a higher revenue base.

SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and commissions for personnel involved in marketing, advertiser solutions, business development, sales functions, and affiliate relations; advertising expenditures and cost of trade shows, conventions and marketing materials; and fees to marketing and investor relations firms.

Sales and marketing expenses were $4.3 million and $11.5 million for the three and nine month periods ended September 30, 2004, respectively, $3.1 million and $9.5 million for the three and nine month periods ended September 30, 2003, respectively.  Sales and marketing expenses decreased as a percentage of revenue from 25.9% to 20.5% for the three month periods ended September 30, 2003 and 2004, respectively, and from 26.3% to 19.9% for the nine month periods ended September 30, 2003 and 2004, respectively, as we were able to gain operating leverage off the existing cost structure.  The number of employees included in sales and marketing increased from 115 at September 30, 2003 to 188 at September 30, 2004, primarily due to the addition of 32 employees from RMK and 26 from Decide.  The increase also reflects increases in outside marketing activities, travel and other costs arising from operations in multiple regions.

We expect that sales and marketing expenses will increase in absolute dollars in connection with any revenue increase, to the extent that we also increase our marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities and systems; insurance; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; depreciation and other general and administrative services.  Fees for professional services include payments to external lawyers, accountants, and other professionals in connection with operating our business, compliance and evaluating and pursuing new opportunities.

General and administrative expenses were $3.6 million and $9.6 million for the three and nine month periods ended September 30, 2004, respectively, and $2.8 million and $8.5 million for the three and nine month periods ended September 30, 2003, respectively.  As a percentage of revenue, the expenses decreased from 23.2% to 17.4% for the three month periods ended September 30, 2003 and 2004, respectively, and from 23.6% to 16.7% for the nine month periods ended September 30, 2003 and 2004, respectively.  General and administrative costs increased slightly to support the growth of the business and to comply with Sarbanes-Oxley; however it decreased as a percentage of revenue.  The number of general and administrative employees at September 30, 2004 and 2003 was 56 and 48, respectively.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses consist primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $0.9 million and $2.2 million for the three and nine month periods ended September 30, 2003, respectively.  We capitalized approximately $0.4 million of Open Advertiser development costs for the nine month period ended September 30, 2003.  We ceased capitalization of the costs when Open Advertiser was commercially released in June 2003.  The remaining increase is related to the development of our Insight SE and Insight ACT products and further enhancements to our Insight XE and Open AdStream products.  The number of employees included in product development increased from 29 at September 30, 2003 to 53 at September 30, 2004.

We expect that product development expenses will increase in absolute dollars to the extent that we increase the number of personnel and consultants to enhance our products and services.

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

Amortization expense was $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2004, respectively, and $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2003, respectively.  For the nine month period ended September 30, 2004, amortization expense related $1.5 million to acquired technology, $0.8 million to other intangible assets, $0.4 million to deferred financing costs and $0.6 million to the transition payment to Lycos.  Amortization expense for the nine month period ended September 30, 2003 related to acquired technology.   In the fourth quarter of 2003, the Company made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing.  The related acquired technology was amortized until December 31, 2003 and the remaining balance of $1.3 million was considered impaired.

STOCK-BASED COMPENSATION. Stock-based compensation was $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2004, respectively, and $0.3 million and $0.5 million for the three and nine month periods ended September 30, 2003, respectively.  The expense for the nine month period ended September 30, 2004 consists of $0.5 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.  The expense for the nine month period ended September 30, 2003 consists of $0.1 million in salary for certain employees who elected to receive stock instead of cash, $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees and $0.2 million in stock given as bonuses to certain employees.

RESTRUCTURING COSTS.  During the second quarter of 2004, we took steps to align our sales, development and administrative organization and reduce corporate overhead.  Our efforts involved the involuntary termination of approximately seven employees, as well as charges for excess real estate space, primarily at our Germany office.  We recorded a restructuring charge of approximately $0.5 million.

INTEREST EXPENSE, NET. Interest expense, net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents.  Interest expense, net was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2004, respectively, and $6,000 and $0.1 million for the three and nine month periods ended September 30, 2003, respectively.  Interest expense in 2004 primarily relates to subordinated convertible debentures issued on September 26, 2003 of which a portion is cash and amortization of warrants issued with the debentures.  Interest in 2003 primarily related to the PubliGroupe debt that was settled in the second quarter of 2003.  Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

CHANGE IN FAIR VALUE OF WARRANT LIABILITY. Our liability relates to warrants outstanding from our preferred stock and subordinated convertible debenture offerings and is adjusted to fair value at the end of each reporting period.  The $0.3 million and $2.1 million gain for the three and nine month periods ended September 30, 2004, respectively, is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability.  The decrease in the fair value is primarily due to a lower stock price compared to when the warrants were issued.

GAIN ON LEGAL SETTEMENT. The $2.9 million for the nine month period ended September 30, 2004 related to our legal settlement with chinadotcom Corporation (“chinadotcom”) received in the form of 0.4 million shares of chinadotcom common stock, valued at the market price on the date of settlement.

OTHER INCOME (EXPENSE), NET. Other income of $0.1 million for the nine month period ended September 30, 2004 consists of $0.2 million in amounts recovered from a former subsidiary offset by $0.1 million of legal fees and other expenses related to previous patent litigation.  Other expense of $0.8 million for the nine month period ended September 30, 2003 consists of $1.2 million in legal fees and other expenses related to patent litigation offset by $0.4 million in income related to the settlement of liabilities of disposed businesses on favorable terms.

PROVISION FOR INCOME TAXES. The provision for income taxes recorded for the three and nine month periods ended September 30, 2004 and 2003 consist primarily of income taxes on earnings of our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the nine month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Nine month period ended		Year-over-Year Change ($)
	September 30, 2004	September 30, 2003
Net cash used in operating activities	$(6,556)	$(3,994)	$2,562
Net cash used in investing activities	$(19,216)	$(13,168)	$6,048
Net cash provided by financing activities	$37,809	$21,249	$16,560

Operating Activities

Since our inception we have financed our operations through equity financings and long-term debt.  We used approximately $6.6 million and $4.0 million of cash in operating activities during the nine month periods ended September 30, 2004 and 2003, respectively, generally as a result of our net operating loss, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital.

Investing Activities

Net cash used in investing activities was approximately $19.2 million and $13.2 million during the nine month periods ended September 30, 2004 and 2003, respectively.  Investing activities during the nine month period of 2004 related $2.0 million to the acquisition of RMK, $15.3 million to the acquisition of Decide, $1.5 million to capital expenditures for general operational purposes and $0.4 million to short-term investments.  At September 30, 2003, $12.0 million of the proceeds from the issuance of the subordinated convertible debentures was held in escrow until its disbursement in November 2004.  Additionally, we paid $0.2 million as part of the acquisition of certain assets of Insight First, Inc. and as an investment in iPromotions, Inc. and $1.0 million for capital expenditures, including capitalized software.

Financing Activities

Financing activities provided $37.8 million and $21.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.  Financing activities in 2004 related $37.2 million to net proceeds from our secondary offering of common stock and $0.6 million to the exercise of stock options.  Financing activities in 2003 primarily related $15.0 million to net proceeds from the issuance of our subordinated convertible debentures, $6.7 million to net proceeds from the issuance of our preferred stock and $1.0 million to the exercise of stock options offset by $1.5 million from the retirement of the PubliGroupe promissory notes.

CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND CONTINGENICES

Subordinated Convertible Debentures. The $15.0 million principal amount of our subordinated convertible debentures is due September 2006.  Semi-annual interest payments at 2% began in January 2004.  Both the principal and interest may be paid in common stock.

Services Agreement with Lycos, Inc. Pursuant to our agreement with Lycos, Inc., we have a remaining liability of $1.1 million related to the $4.5 million transition payment due in equal installments at each quarter end in 2004 and specified minimum annual payments due 45 days after each quarter end.  For 2004, the minimal annual payment is $10.0 million and is payable $2.5 million 45 days after each quarter end.

Services Agreement with Mail.com. Pursuant to a services agreement with Mail.com, we agreed to advance $1 million to Mail.com for royalties relating to advertising sales.  The payment was made in October 2004.  We expect to recoup the entire amount of the advance from our share of advertising revenue generated from selling advertising on Mail.com and associated Web sites.

Operating Leases. The operating lease agreements relate to our offices throughout the United States and internationally with original lease periods expiring between 2004 and 2008.

Acquisition Earn-out Payments. We have a contingent obligation for an “earn-out” related to our acquisitions of Decide and Insight First, Inc.  Decide stockholders may receive up to an additional $7.5 million, in a combination of cash and common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005.  Insight stockholders may receive up to an additional $1.0 million, in either cash or common stock, at our option, subject to achievement of earn-out targets relating to Insight’s revenue in fiscal year 2004.  No amount for earn-out payments has been recorded as of September 30, 2004.

Restructuring Expenses.  As of September 30, 2004, we had approximately $0.9 million remaining of cash outlay obligations relating to restructuring and exit costs consisting of severance and rent.  We expect to pay approximately $0.2 in the remainder of 2004, $0.2 million in each year from 2005 to 2007 and $0.1 million in 2008.

Other Commitments and Contingencies

Employment Arrangements.  We have various employment agreements with employees, the majority of which are for one year with an automatic renewal.  The potential obligation under these contracts is approximately $3.3 million for 2004 including salary and performance based target bonuses.  We pay bonuses to executive employees based on the achievement of revenue goals and other financial measures including earnings before interest, taxes, amortization and stock-based compensation.  These contracts also require severance payments in the event of involuntary termination which generally range in amount from three months to one year’s salary.  All non-U.S. employees have employment contracts as required by local law.  The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law.  The contracts or, if no expressed provision is included in the contract, local law also require severance for involuntary terminations ranging from one to six months.  As of September 30, 2004, there were approximately 83 employees in Europe whose annualized base salaries are approximately $5.0 million.

Insurance Coverage. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore we are not able to develop a reasonable estimate of the maximum liabilities.  To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Indemnifications. In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash.  Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position beyond September 30, 2005.  The sale of additional securities could result in further dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We continue to invest resources to the process of comprehensively documenting and analyzing our system of internal controls. We have identified areas of our internal controls requiring improvement, and we are in the process of designing enhanced processes and controls to address any issues identified through this review. Areas for improvement include streamlining our domestic and international billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. Although we believe that our efforts have strengthened our internal controls, we are continuing to improve our internal controls, including in the areas of access and security. Accordingly, we plan to continue to invest the resources necessary to ensure the effectiveness of our internal controls and procedures, including in the areas of access and security.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition; Cost of Revenues

Media

Our Media revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites.  E-mail related revenues are derived from delivering advertisements to e-mail lists for advertisers.  Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable.  We become obligated to make payments to third-party Web sites and e-mail lists which have contracted with us, in the period the advertising impressions or e-mails are delivered.  Such expenses are classified as cost of revenues in the consolidated statements of operations.

Search

Our Search revenues are derived from driving valid visitors to client Web sites.  Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable.  We become obligated to make payments to search engine distribution partners, which have contracted us, in the period the valid visitors are delivered.  Such expenses are classified as cost of revenues in the consolidated statements of operations.

When we provide search marketing services as an agent for a fixed commission, or otherwise in transactions in which it does not have principal risk and reward, we recognize revenue on a net basis.

Technology

Our Technology revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services.  Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Board (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement.  Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term.  Revenue from advertisement serving is recognized upon delivery.  Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses from our Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors.  These expenses are classified as cost of revenues in the consolidated statements of operations.

Deferred Revenue

Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates.  Deferred revenues are included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed.  Our deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services.

Allowance for Doubtful Accounts; Sales Allowance

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers.  The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

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

Goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Business Combinations

Our acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  We allocate the purchase price of tangible and intangible assets and record as goodwill and intangible assets the excess of purchase price over the fair value of the identifiable net assets acquired.  Intangible assets include trademarks, customer relationships, acquired technology and a covenant not to compete.  Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally four to five years.

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

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE.

We incurred net losses of $1.6 million and $0.4 million for the three and nine month periods ended September 30, 2004, respectively, and $1.4 million and $6.2 million for the three and nine month periods ended September 30, 2003, respectively.  Each of our predecessors had net losses in every year of their operation.  We may incur operating losses in the current period and for the foreseeable future. Even if we do reach GAAP profitability, we may not be able to sustain or increase the current level of profitability on a quarterly or annual basis in the future.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE REAL MEDIA KOREA CO., LTD. AND DECIDE HOLDING PTY LIMITED INTO OUR COMPANY.

In January 2004, we completed our acquisition of Real Media Korea Co., Ltd (“RMK”).  In August 2004, we completed our acquisition of Decide Holding Pty Limited (“Decide”).  We may not realize the anticipated financial and strategic goals of the acquisitions, and the acquisitions may not be successful.  The success of the acquisitions will depend in part on our ability to expand the business of RMK and Decide into new geographical markets in the region.  We may have difficulty integrating the business and operations of RMK and Decide or retaining their key personnel as well as implementing and maintaining standards, controls, procedures and policies that are consistent with ours.  Additionally, our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations.  These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.

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

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A SMALL NUMBER OF SEARCH ENGINE CLIENTS, AND THE LOSS OF A SINGLE SEARCH ENGINE

CLIENT COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

We have generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engines, including Google and Overture.  We expect that a small number of search engine distribution partners will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future.  The interruption or loss of any of our primary search engine relationships could cause a significant decrease in 24/7 Search revenue.  As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our distribution partners or face increased competition from search engines (including our current search engine distribution partners) that internally develop or acquire capabilities similar to our service.  In addition, as the operations and strategies of our search engine distribution partners continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our 24/7 Search revenue.

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

In October 2004, Lycos was sold to Daum Communications with which we are discussing a fall off in Lycos traffic and other difficulties resulting from uncertainty surrounding the sale.  While we believe a termination of our agreement with Lycos is unlikely, if our agreement with Lycos is terminated as result of such sale, we would not have to make minimum annual payments and we would lose a significant portion of our revenues.  Accordingly a termination of the agreement could materially and adversely affect our business, results of operations and financial condition.  Our agreement with Lycos provides for a payment to us of up to $9 million in the event of a termination of the agreement as result of a change of control of Lycos.  We cannot assure that such payment would be made by Lycos in such circumstances.

IF WE LOSE OUR CEO OR OTHER SENIOR MANAGERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer.  The loss of the services of one or more of these persons could materially and adversely affect our ability to develop our business.  Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel.  We may be unable to retain our key personnel or attract, integrate or retain other highly qualified personnel in the future.  We have experienced in the past, and may continue to experience in the future, difficulty in hiring and retaining candidates with appropriate qualifications, especially in sales and marketing positions.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require.  Our Open AdSystem technology resides on computer systems located in our data centers housed by Savvis in the United States and Level 3 Communications in Europe.  These systems’ continuing and uninterrupted performance is critical to our success.  Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions.  Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.  To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources.  Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

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

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES.

We have operations in a number of international markets, including Asia, Canada, Europe and Australia.  To date, we have limited experience in marketing, selling and distributing our solutions internationally.  International operations are subject to other risks, including:

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

As of September 30, 2004, there were approximately 44.6 million shares of our common stock outstanding.  As of that date, we also had an aggregate of approximately 7.7 million shares of common stock that may be sold into the market in the future, including approximately 4.7 million shares of our common stock issuable upon exercise of options, 0.8 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants.  In addition, if we undertake an additional financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owners of a significant percentage of our common stock.  PubliGroupe USA Holdings also owns a significant percentage of our common stock, and has agreed to vote on all corporate matters in accordance with the recommendations of our Board of Directors.

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

Under certain circumstances, upon our sale, liquidation or dissolution, our Series C preferred stockholders may be entitled to receive an aggregate liquidation preference of $0.8 million plus accrued dividends, before our common stockholders receive any payment.  After receipt of this payment, the preferred stockholders may also have the right to participate in receiving proceeds payable to the common stockholders on an as-converted basis.  As a result, in the event of our sale, liquidation or dissolution, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common stockholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common stockholders will not receive any proceeds.

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

Several Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies.  Their views have been codified, in part, in legislation recently passed by the U.S. House of Representatives for Senate review that would restrict significantly the use of cookies to track the behavior of Internet users.  Further, Microsoft Corporation has changed the design and instrumentation of its Web browser in such a way as to give users the option to accept or reject third party cookies.  Any reduction or limitation in the use of cookies, including additional steps taken by the industry or by the government, could limit the effectiveness of our sales and marketing efforts and impair our targeting capabilities.  For example, giving users the option to decline such cookies could result in a reduction of the number of Internet users that we can profile anonymously.  Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Network see the same advertisement.

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

We may be subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in the 24/7 Network.  We may also be subject to claims by free software and open source software organizations that our software incorporate material belonging to them or subject to restrictions imposed by them.  Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights.  In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition.  Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital.  Cash and cash equivalents are investments with original maturities of three months or less.  Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media.  The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2004 (in thousands):

	2004	2005	2006	Thereafter	TOTAL
Cash and cash equivalents	$34,122	$—	$—	$—	$34,122
Average interest rate	0.80%				0.80%
Short-term investments	$2,414				$2,414

Loan payable	$—	$—	$15,000	$—	$15,000
Loan payable			2.00%		2.00%

The 2% subordinated convertible debentures due 2006 contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition.  This condition constitutes an embedded derivative.  The value of the derivative is reviewed on a quarterly basis in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The value of this embedded derivative at September 30, 2004 is immaterial to our financial position.  As of September 30, 2004, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates.  This exposure is primarily related to revenue and operating expenses denominated in European, Korean and Australian currencies.  The effect of foreign exchange rate fluctuations for the three and nine month periods ended September 30, 2004 and 2003 were not material.  We do not use derivative financial instruments to limit our foreign currency risk exposure.  As of September 30, 2004, we had $6.7 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that conclusion, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls and Procedures

To complement our existing overall program of internal control, we are undertaking a company-wide review of our internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As a result of the review, we have made numerous improvements to the design and effectiveness of our internal control through the nine month period ended September 30, 2004.  We anticipate that improvements will continue to be made.  The Company formed a Disclosure Committee to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company is aware that there is lack of segregation of duties due to the small number of employee dealing with general administrative and financial matters.  However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.  The Company is aware that a lack of formally documented policies and procedures exists.  Management plans to formalize in writing some of our established internal policies that we have been complying with but had not previously been documented.

In January 2004, we acquired Real Media Korea Co., Ltd.  As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into RMK.

In August 2004, we acquired Decide Holdings Pty Limited.  As part of our ongoing integration activities, we are incorporating our controls and procedures into Decide.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Brian Anderson

On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events.  We removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety.  This motion was granted in part, with leave to amend, and denied in part.  The plaintiff subsequently refiled the complaint and we have filed a counterclaim.  Discovery is concluded, and we have moved for summary judgment to dismiss the complaint in its entirety.

General

We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operation or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

Acquisition of Decide Holdings Pty Limited

On August 19, 2004, we completed the acquisition of Decide Holdings Pty Limited pursuant to the terms and conditions of the share purchase agreement, dated as of August 19, 2003, by and among the Company, Decide and Decides’s selling shareholders.  We paid total consideration of approximately $27.6 million to the Selling Shareholders in exchange for their Decide shares, which consisted of $15.0 million in cash and approximately 4.5 million shares valued at $12.6 million (based on the seven day average closing price of the Company’s common stock on the Nasdaq SmallCap Market of $2.82).  We are required to pay up to an additional $7.5 million to the Selling Shareholders if Decide achieves certain performance targets.  The cash portion of the purchase price was paid out of working capital and the common stock portion of the purchase price consisted of newly issued shares.  The common stock portion of the purchase price was issued in a private placement pursuant to Section 4(2) of the U.S. Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

Appointment of Director

In September 2004, we announced that Tony Schmitz, formerly the Company’s Chief Technology Officer, assumed the new role of Director of Worldwide Technology Solutions, where he will continue to assist the Company with the development of its roadmap and strategy for technology products.  Mr. Schmitz has also joined the Company’s board of directors.  In connection with his new responsibilities, we entered into a month-to-month consulting agreement with Mr. Schmitz at a rate of $10,000 per month.  Mr. Schmitz has almost 20 years of experience as a successful entrepreneur and technologist.  Previously, he was a founder and CEO of Insight First, a New York-based Web analytics company acquired by 24/7 Real Media in 2003.  Prior to Insight First, he was a managing partner at MarchFirst (formerly USWeb/CKS) in New York and Dallas, where he led a team that revamped American Airlines’ entire Internet technology infrastructure.

Changes in Senior Officers

In October 2004, David Hills resigned his position as President – Media Solutions to become the chief executive officer of another company.  The Company has not selected a replacement.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 10.1	Consulting Agreement, dated , 2004, between Tony Schmitz and 24/7 Real Media, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

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

(b)                                 Reports on Form 8-K.

Report on Form 8-K/A, dated August 19, 2004 relating to the historical and pro forma financial statements of Decide Holdings Pty Ltd., as filed with the Securities and Exchange Commission on September 30, 2004.

Report on Form 8-K, dated August 19, 2004, relating to the completion of the acquisition of Decide Holdings Pty Ltd., as filed with the Securities and Exchange Commission on August 20, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York on November 9, 2004.

24/7 REAL MEDIA, INC.

By:	/s/	DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer
(Principal Executive Officer)