Form 10-K
period 2004-12-31
24/7 REAL MEDIA INC
filed 2005-03-16
CIK 1062195

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File No. 0-29768

24/7 REAL MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995672 (I.R.S. Employer Identification No.)
132 West 31st Street New York, New York (Address of principal executive offices)	10001 (Zip Code)

(212) 231-7100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        As of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $185,865,050. Shares of common equity held by each of the registrant's directors and officers on that date and by each person who beneficially owned 10% or more of the outstanding common stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The aggregate market value has been computed based on a price per share of $5.61, which is the price at which the common equity was last sold on June 30, 2004. The registrant does not have any non-voting common equity outstanding.

        The number of outstanding shares of the registrant's common stock as of February 28, 2005 was 44,830,431.

24/7 REAL MEDIA, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

        Open AdStream® is a registered trademark of 24/7 Real Media, Inc. and Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Decide DNA™are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I

        This Annual Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future" and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Annual Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms "24/7 Real Media," the "Company," "we," "us" and "our" refer to 24/7 Real Media, Inc. and its subsidiaries, and references to "24/7 Search" refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., and Decide Holdings Pty Limited, each a wholly owned subsidiary of 24/7 Real Media, Inc.

        On February 27, 2004, we completed a one-for-five reverse split of our common stock. As a result of the reverse split, every five shares of our common stock were combined into one share of common stock. The reverse split does not affect the number of shares of preferred stock and warrants outstanding, however, the conversion ratio was adjusted accordingly. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

ITEM 1.    BUSINESS.

24/7 REAL MEDIA

        24/7 Real Media offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers, including Web representation, search engine marketing services, online advertisement serving and analytics. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage other critical operations including campaign planning, execution, measurement and analysis. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory and targets audience segments to attract advertisers worldwide. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information, products and services. Our Open AdSystem technology platform enables Web publishers and advertisers to target, convert and retain their best online customers, maintain customer relationships and safeguard the privacy of Web users.

        Our Media Solutions is comprised principally of the 24/7 Web Alliance, through which we represent Web sites with brand names, quality content and global reach. We promote our media representation services to Web publishers seeking to increase advertising revenues from their Web sites and maximize revenues from their existing advertising inventory. We also promote our 24/7 Web

Alliance to advertisers seeking online strategies to target audiences, build their brands and generate greater customer response and greater return from their advertising spending.

        Through our Search Solutions, we provide performance-based search marketing services for the Internet. Through 24/7 Search, we connect advertisers with consumers using search engines to search for information about products and services. We use proprietary Decide DNA technology to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers' Web sites and to help advertisers optimize their search budgets. Through our relationships with major search engines, we also help advertisers optimize their Web pages and receive better placement in search results.

        Technology Solutions includes online advertising and analytics software licensed to customers and hosted locally on the customers' servers or services provided to customers from software hosted centrally on our servers.

        We are one of the few established global providers of Internet media representation services and online advertising technology. We sell our products and services worldwide from 18 sales locations in 11 countries throughout North America, Europe, Asia and Australia. In January 2004, we acquired Real Media Korea Co. Ltd. ("RMK"), a leading provider of Internet advertising and marketing solutions in the Republic of South Korea. In August 2004, we acquired Decide Holdings Pty Limited ("Decide"), a leading provider of search engine marketing services. Our patent-protected technology is the foundation of our award-winning advertising delivery, management and analytics platform.

        See Note 18 to the Consolidated Financial Statements for revenue and income (loss) from operations attributable to each of our lines of business and revenues and long-lived asset information by geographic area.

INDUSTRY OVERVIEW

        The Internet has become one of the fastest growing global communications media for advertising, attracting advertisers because of its interactive nature, rapidly growing audience, global reach and increasing use for commerce. The Internet offers advertisers better opportunities than other media to target advertisements to small groups with specific characteristics as well as reach broad audiences. The interactive nature of the Internet allows advertisers to reach individuals efficiently and collect information about the behavior and demographic characteristics of individual users that cannot easily be collected through other media. To the extent advertisers can collect and analyze this data, they can better understand how consumers respond to advertisements and how to change their marketing messages quickly and effectively reach target audiences.

Objectives of Web Publishers, Advertisers and Consumers

        There are three distinct groups of participants in the Internet advertising industry, each of which has unique objectives and needs and, as a result, presents both opportunities and challenges to Internet advertising companies. The Web publisher aims to profit from content, commerce and advertising on its Web site, as well as to identify and analyze user preferences to improve the Web site and strengthen the relationship with its online audience. The advertiser aims to profit from selling products and building its brands online, by utilizing Internet technologies, whether in standard formats, such as banner, pop-up and pop-under advertisements and e-mail, or newer forms of advertisements, such as online search and rich media advertisements containing moving graphics, sound and video, to reach a broad group of consumers, as well as more defined targeted audiences. The consumer, or Web site user, seeks an enjoyable, productive online experience with content and commerce matching their interests as well as relevant and informative advertising.

Challenges Facing Web Publishers

        Specific challenges of many Web publishers include:

  Increasing revenue from their advertisement inventory.    Most Web sites lack the critical mass of audience necessary to attract attention from prospective advertisers and advertising agencies. As a result, it is not economically justifiable for many Web publishers to build and maintain their own sales force. Further, most Web sites lack sufficient audience to subdivide their advertising sales by content area, and therefore lose the opportunity to enhance the value of their advertising space by allowing advertisers to target specific subsets of their audience. Attention to sales also draws significant management attention and resources away from a Web publisher's other operations. As a result, many Web publishers outsource their advertising sales function to third-party representatives that represent a portfolio or network of many Web sites.

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

  Leveraging, but not compromising, proprietary user information.    Web publishers collect data from users that may be considered personal or sensitive to users, but could prove valuable to the Web publishers. When they collect user information, Web publishers want third-party solutions that allow them to retain access to and control over the data, allowing them to benefit by using the data to target advertising and improve their Web sites. By retaining access to and management over the data, Web publishers are better able to properly handle sensitive user information and adapt their practices to satisfy user concerns and industry standards with respect to privacy.

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

24/7 REAL MEDIA'S SOLUTION

        24/7 Real Media offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers, including Web representation, search engine marketing services, online advertisement serving and analytics. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage other critical operations including campaign planning, execution, measurement and analysis. Our 24/7 Web Alliance of over 800 affiliated Web sites aggregates advertising inventory and targets audience segments to attract advertisers worldwide. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information, products and services. We believe our Open AdSystem technology platform enables Web publishers and advertisers to target, convert and retain their best online customers, maintain customer relationships and safeguard the privacy of Web users. We sell our products and services worldwide from 18 sales locations in 11 countries throughout North America, Europe, Asia and Australia.

Benefits to Web Publishers and Advertisers

        Our media, search and technology solutions help Web publishers build and target audiences on their Web sites, better manage the delivery of higher volumes of advertisements and collect and safeguard valuable information about their Web users and audiences. Our 24/7 Web Alliance also enables Web publishers to leverage their advertising inventory as part of a network of Web sites that offer advertisers broader reach and improved targeting through deeper content. This functionality helps Web publishers attract advertisers and generate additional revenue from their existing advertisement inventory. Our solutions also provide advertisers a one-stop shop for reaching and targeting the audiences of hundreds of Web sites as well as an efficient system for measuring, analyzing and actively managing advertising campaigns across numerous Web sites. This functionality helps advertisers more cost-effectively purchase advertisement campaigns from numerous Web publishers.

Comprehensive and Integrated Solution

        We offer a broad range of solutions to Web publishers and advertisers and leverage our Open AdSystem technology to integrate with all of our products. For Web publishers in our 24/7 Web Alliance, we utilize our Open AdSystem technology to help them identify and target relevant audience segments. We also combine our Open AdSystem technology with our Insight analytics products to offer Web publishers sophisticated tools to measure and understand online audience behavior. For advertisers, we designed our Open Advertiser service using the same data analysis and programming architecture as our Open AdStream platform to deliver the same level of campaign management and targeting that we provide to Web publishers. We believe our integrated solutions reduce the need for Web publishers and advertisers to work with multiple vendors, making it less costly for our customers to capitalize on advertising inventory, regardless of the format or the nature of the advertising campaign.

        Our 24/7 Web Alliance, a global alliance of over 800 affiliated Web sites that we represent, provides an extensive online marketing channel offering branded and niche Web sites, high-quality content and mass reach. The 24/7 Web Alliance is aimed at advertisers who wish to develop online strategies to build brands, target audiences and monitor campaigns for greater return on investment, as well as at Web publishers looking to increase revenues and maximize the value of their advertising inventory. Our 24/7 Network aggregates Web sites of all sizes that we believe are attractive to advertisers, generate a high number of advertisement impressions and contribute a variety of online content. We leverage our Open AdSystem technology platform to deliver all advertisements in our 24/7 Network and perform advanced targeting functions for our client advertisers. Through the 24/7 Network, we provide advertisers with cost-effective, custom media solutions both to build brand value and generate quality leads. Independent from our 24/7 Network, we also provide advertising sales and media representation services to a select portfolio of affiliated Web sites. We believe our portfolio of media solutions provides a customizable online strategy utilizing premier brands, content targeting and mass reach.

        Through 24/7 Search, we connect advertisers with consumers who use search engines to search for information about products and services. Our 24/7 Search services help advertisers appear prominently in search results served in response to a consumer's inquiry for particular keyphrases. Through our understanding of search engine algorithms and monitoring of search engine behavior, we enable advertisers to pick relevant keywords, better target search engine users and convert consumers. More relevant keywords and better placement in search results help advertisers target potential consumers who are looking for information to purchase a product or service.

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

Global Presence

        We sell our products and services worldwide from 18 sales locations in 11 countries throughout North America, Europe, Asia and Australia. Through our global sales and marketing organization, we deliver solutions to Web publishers and advertisers worldwide in the languages and according to the laws and customs of each local market. Specifically, for Web publishers we utilize our global technology development and support team to support the sale, installation and customization of technology solutions in almost any major local market. For international advertisers, we run advertising campaigns to reach globally dispersed audiences and target particular online segments at the same time. We apply market intelligence learned in local markets throughout our global organization to deliver the most relevant solutions in an effort to ensure that our customers benefit from proven advertising techniques learned by us worldwide.

24/7 REAL MEDIA'S GROWTH STRATEGY

        Our objective is to extend our position as a leading provider of media, search and technology solutions to the Internet advertising industry. Key components of our growth strategy include the following:

  Extend and enhance product line.    Our goal is to continue to extend and enhance our product line in the media, search and technology segments of the Internet advertising market. To enhance our media solutions, we seek to add Web sites to our 24/7 Web Alliance that have high-quality content, recognizable brand names and audience demographics that are attractive to our client advertisers. To enhance our search solutions, we plan to strengthen our relationships with our existing distribution partners and pursue additional partners. We intend to enhance our state-of-the-art technology platform and extend the power and functionality of our Decide DNA technology and our Open AdSystem advertisement serving, management and analytics products.

  Increase global presence.    We intend to increase our global presence by entering new, high-growth markets worldwide. In Asia, we may seek additional acquisitions, like our acquisition of RMK, that will enable us immediately to have a strong national presence and to target the largest national advertisers in the market. We also plan to leverage our presence in South Korea to roll out search marketing services in important markets, such as our recent entry into Japan. In Europe, we plan to continue to increase our presence by entering new markets and bringing new analytics, search and advertiser solutions to the market and aggressively targeting the largest Web publishers that require global service and support.

  Cross-sell into installed base.    We intend to continue providing comprehensive solutions to the market and to aggressively cross-sell our solutions. More specifically, when marketing our media representation services, we plan to promote our technology solutions to Web publishers as a way to better target their online audiences and make their Web sites more attractive advertising media. In addition, we believe significant opportunities exist to sell additional products to our installed base of existing customers who are not currently taking advantage of our full suite of products and services. We plan to cross-sell our technology solutions to Web publishers within our 24/7 Web Alliance to help them actively manage their campaigns. We also plan to promote our 24/7 Search services to advertisers purchasing inventory in our 24/7 Web Alliance as an additional, cost-effective means of directly targeting consumers who use search engines.

  Pursue strategic acquisitions.    We plan to pursue strategic acquisitions that enhance our technology and media reach and extend our presence into new and high-growth online advertising markets. First, we plan to build a presence in additional markets worldwide where our international advertising clients require local service and support to run online advertising campaigns. Second, we plan to pursue acquisitions, similar to our acquisition of RMK and Decide, that can make us a leading player in a high-growth market. Third, we will also pursue acquisitions or other partnering opportunities that augment our ability to provide search services worldwide.

OUR PRINCIPAL LINES OF BUSINESS

Media Solutions ("Media")

The 24/7 Web Alliance

        Through our 24/7 Web Alliance, we represent Web sites with brand names, quality content and global reach. We promote our media representation services to Web publishers seeking to increase advertising revenues from their Web sites and maximize revenues from their existing advertising inventory. We also promote our 24/7 Web Alliance to advertisers seeking online strategies to target audiences, build their brands and generate greater customer response and greater return from their advertising spending.

        Our 24/7 Web Alliance consists of three distinct offerings:

  •
  The 24/7 Portfolio

  Our 24/7 Portfolio is a select portfolio of brand name Web sites, independent from our 24/7 Network, to which we provide advertising sales and media representation services. We believe our 24/7 Portfolio Web sites offer our client advertisers premier brands, quality content and large online audiences.

  •
  24/7 Verticals

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

18–34 Age Group	Automotive	Business to Business
Gaming	Health	Local
Men's Interest	Music	News
Personal Finance	Search	Sports
Technology	Teens	Travel
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

  •
  24/7 OnTarget

  24/7 OnTarget allows advertisers to target Internet users based on their behavior across the 24/7 Network. 24/7 OnTarget uses our Insight ACT technology to target segments of users in a three-step process:

    Analyze:    Determine which audience attributes are most beneficial for advertisers.
     Cluster:    Group the audience into segments based on advertisers' needs.
     Target:    Deliver targeted messages to defined audience clusters.

        We leverage our Open AdSystem technology platform and our experienced traffic and account management staff to help our client advertisers target advertisements to the right segments of our 24/7 Web Alliance audience. In addition to our 24/7 Verticals we have the expertise and technology to target audiences in a variety of ways, including based on the following characteristics: keyword (serving advertisements related to specific words entered into a search box by an online consumer), geography (delivering advertisements based on specific geographical locations), day parting (specifying a particular time of day or week the advertisement is viewed) and frequency capping (limiting the number of times a particular advertisement is delivered to the same user within specific time periods).

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

  Offers global reach and exposure.    The 24/7 Web Alliance attracts a global audience, including users in North America, Europe, Asia and other parts of the world, and served approximately 59.3 billion paid impressions in 2004. We believe the Web sites in the 24/7 Web Alliance are among the most frequently visited Internet destinations, publishing quality content with recognizable brand names. Through our global sales force, we promote the 24/7 Web Alliance to advertisers worldwide to run international, pan-regional or regional advertising campaigns. We also offer advertisers access to single-site campaigns on individual Web sites, access to cross sections of the 24/7 Web Alliance to target campaigns to specific content and "run of network" advertising campaigns on all of our partner Web sites.

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

Search Solutions ("Search")

        24/7 Search provides performance-based, search marketing services for the Internet. Through 24/7 Search, we connect advertisers with consumers using search engines to search for information about products and services. Our 24/7 Search solution uses proprietary technology to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers' Web sites. Through our relationships with search engines, whom we refer to as distribution partners, we also help advertisers optimize their Web pages to receive better placement in search results.

        24/7 Search provides the following services:

  •
  Campaign Management.    Prior to our acquisition of Decide, we provided two primary services for advertisers running campaigns on pay-for-placement and algorithmic search engines that are now included in our managed account services. These services are:

  •
  Pay-for-Placement.    For client advertisers running campaigns on pay-for-placement search engines, we submit Web site listings into search engine databases and manage their bidding for keywords related to their Web site listings. Prior to our acquisition of Decide, we charged client advertisers an agreed cost-per-click ("CPC") when search engine users clicked on their Web site listing and we retained the spread between that agreed CPC and the CPC bid we placed on search engines. Following our acquisition of Decide, we generally agree with our client a range of CPC bids for keywords we manage for them and retain the difference between the range and the CPC bid we placed on search engines.

    •
    Paid-inclusion.    For client advertisers running campaigns on algorithmic search engines, we submit Web sites listings into search engine databases. Our client advertisers pay us an agreed CPC when search engine users click on their Web site listings. We pay search engines a share of our advertising revenue when their users click on our client advertisers' Web site listings.

  •
  Managed Account Services.    For clients that employ us for managed account services, we manage the complete search marketing process across all search engines. Our managed account services include initial site audits, planning search media campaigns, buying search media, building search engine submissions, managing pay-per-click and paid-inclusion campaigns, reporting on campaign results, and optimizing campaign performance and search engine submissions. We typically charge client advertisers a fee based, among other things, on their total committed budget for our managed account services and our achievement of specific performance target, among other factors.

  •
  Optimization Services.

  •
  For Advertisers.    We provide optimization services for client advertisers that desire to maintain direct relationships with search engines. We build and optimize advertiser Web site listings submissions and report campaign results to them. Our client advertisers buy search media directly, although we may be involved in their media planning. We typically charge advertisers a fee for optimization services determined by multiplying an agreed upon CPC by the number of clicks on Web site listings we submit to search engines. We may also charge fixed fees for reporting.

  •
  For Search Engines.    We build and optimize advertiser Web site listings submissions for our search engine distribution partners. This service is referred to in our industry as "trusted feed generation." We typically charge a fee based on a percentage of revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

  Currently, we provide trusted feed generation services primarily for Overture. 24/7 Search works with clients of Overture's Site Match Xchange™ Program to build and optimize Web site listings, report campaign performance and provide ongoing optimization. Overture employs us to ensure all relevant deep Web site content is fed accurately into their database on a guaranteed and frequently updated basis. This process requires extensible mark-up language ("XML") data feed formatting to facilitate large quantities of data transfers. The Overture Site Match Xchange service simplifies and automates the work required to build, report and optimize XML feeds. Clients provide us, in spreadsheet or simple text file format, the basic data used or referenced in the client's Web site that the client would like to include in Overture's paid inclusion feed.

  •
  Consulting Services.    Our consulting services include organic search engine optimization services and site audits. We optimize key attributes of client advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines. We do not submit Web site listings for advertisers as part of our consulting services. Site audits are reviews of client advertiser Web sites to determine how best to plan, build and manage search campaigns.

Decide DNA Technology

        Our proprietary Decide DNA technology drives all of our search solutions and was designed exclusively as an application to support search marketing services. Using Decide DNA, 24/7 Search implements, measures and optimizes all forms of search engine traffic, with extensive capabilities in pay-for-placement, paid inclusion and organic search engine listings. We intend to seek to license Decide DNA technology on a standalone basis to clients later in 2005.

        Feed Management.    We believe Decide DNA technology provides a flexible automated approach to receiving source content or data from customer Web sites then loading, structuring and optimizing data in the Decide DNA database. The technology powers the process of creating paid inclusion data feeds by using data elements within the Decide DNA database and keyword terms within templates based on the requirements of each of our search engine distribution partners. Our client data feeds are automatically generated and submitted to our distribution partners.

        Bid Management.    We use Decide DNA technology to move the emphasis of keyword bid strategies from out bidding the competition, a common strategy of many bid management tools, to optimizing based on our client's return-on-investment ("ROI") value and most efficiently using our clients' campaign budgets. Decide DNA technology provides automated management and optimization of pay-for-placement campaigns on all major search engines. Decide DNA technology optimizes based on evaluating several campaign variables in the following ways:

  •
  Comparing campaign expenditure as measured against planned and forecast expenditure targets to recommend and/or change keyword bids to stay within pacing objectives;

  •
  Comparing the number of clicks delivered within a given campaign budget, based on the set maximum, minimum or average keyword bid price for a group of keyword terms;

  •
  Adjusting keyword bid prices to maintain target rankings for our client advertisers Web listings in search results;

  •
  Adjusting keyword bid prices based on ROI metrics and objectives for single and groups of keyword terms;

  •
  Adjusting keyword bid prices to take advantage of "gap" opportunities, or situations in which we can purchase a keyword for a different price with the same performance; and

  •
  Applying customized optimization rules to achieve desired campaign performance results for our client advertisers. For example, maintaining a desired search engine results ranking for a set of keyword while achieving a campaign performance target and a bid price target.

        Content to Keyword.    We believe analyzing data from successful paid inclusion campaigns is one of the best methods of pay-for-placement keyword research. Decide DNA technology automates the process of collecting large numbers of keyword terms where user search queries are matched to individual Web page listings included in paid inclusion feeds. The system then automatically creates corresponding pay-for-placement listings with titles and descriptions driven by Web page listings submitted by us. We believe this can significantly augment the performance of concurrent search marketing campaigns.

        The following chart illustrates the features and functionality of our Decide DNA technology:

Decide DNA Technology Features and Functionality

General Features	•	Support for multiple search products
	•	Multiple data inputs including structured files, URL crawl, keywords
	•	Intelligent content optimization and active keyword repository
	•	Automated production of SE feeds & listings
	•	In-depth traffic and financial reporting and analysis
	•	ROI tracking
Pay–For-Placement Features	•	Bid management of keywords
	•	Expenditure tracking and estimation
	•	ROI assessment of creative
	•	Customizable rules-based keyword optimization
	•	Search engine spend reconciliation
	•	Traffic and budget pacing control
Paid Inclusion Features	•	Content feed management—automate input data from multiple sources
	•	ROI assessment of creative—performance of all title and description combinations
	•	Adding context to content—intelligent content grouping and filtering rules
	•	Customizable rules-based document/product optimization
	•	Automated XML and SE editorial compliance
General Methodology	•	Sophisticated keyword research and document management methods determine comprehensive, scalable and highly relevant search targeting.
	•	Utilize a client's Web site and database content to create and manage feeds for both paid inclusion and pay-for-placement distribution.
	•	Apply intelligent definition, structure, mark-up and automated optimization to the keyword and data content.
	•	Measure all aspects of traffic generation performance, e.g. traffic by search engine, search portal, time of day, keyword term, document URL, template version, content type, etc.
	•	Measure Web site conversion events and customer ROI to a similar degree of detail
	•	Automate the process of utilizing data harvested from Paid Inclusion activity to develop comprehensive lists of relevant keyword terms to add to P4P search campaigns
	•	Use the concept of "define, test and measure" with multiple variations of optimization variables to find the best performing content, keywords and optimization methods
	•	Recognize that all the search marketing variables are subject to constant change and that search engine marketing is an ongoing, continuous optimization process

Technology Solutions ("Technology")

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

        Our Insight software solutions offer Web publishers active campaign reporting and marketing intelligence and help advertisers measure, analyze and monetize audiences.

The Open AdStream Solution

        We offer Web publishers a licensed version of our Open AdStream ("OAS") advertisement delivery and management software, or OAS Local, which is designed to run on local servers operated by our customers. We believe this software application offers our customers compelling advantages over other advertisement serving solutions, including:

  •
  Ownership and control of user data.    Strong relationships with online consumers are key to building leading online brands that attract top dollars from advertisers. We designed our Open AdSystem technology to help protect the privacy of online consumers and safeguard private information.

  •
  Control over advertisement delivery.    Since the Web publisher operates, controls and physically owns the equipment that is serving the advertisements, a local advertisement delivery installation maintains the maximum amount of control over advertisement serving.

  •
  Cost advantage based on return on investment.    We believe a compelling cost advantage is created when Web publishers use OAS Local. Since the software is purchased and the Web publisher is not charged per advertisement delivered, it is able to leverage a virtually fixed cost base.

  •
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

        Open AdStream Central service is purchased by Web publishers who do not want to devote the resources, time, or personnel required to host their own advertisement serving system. Our centrally hosted solution enables our customers to execute advertising programs without the expense of building and maintaining their own in-house technical infrastructure and resources. Open AdStream Central is priced based on a cost-per-thousand-impression ("CPM").

The Open Advertiser Solution

        Our Open Advertiser ("OAD") solution, similar to our OAS Central solution, is an application distributed from our servers that enables advertisers and their agencies to increase their return on investment and to streamline the advertising management process through analytical reporting and active work-flow management. In particular, our OAD service is designed to enable agencies to analyze their advertisers' online campaigns in great detail and provide value-added recommendations for follow-up marketing programs through detailed analytical reporting options. OAD features a dedicated cookie assigned to each advertiser and agency that allows marketers to retarget their audience based on previously performed post-click actions, such as buying a product or requesting information. OAD can also track the branding effectiveness of each advertisement by reporting the number of users who did not click on the advertisement but eventually visited the advertiser's Web site.

        We currently sell our OAD product primarily in Europe.

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

  •
  Everyday business language.    Insight XE taxonomy allows a Web publisher to define its site in its own terms, not as pages, URLs, or pre-built categories.

  •
  Audience segmentation.    Insight XE allows a Web publisher to segment its audience based on audience behavior, thereby identifying hidden affinities for more effective cross-merchandising and marketing.

  •
  Relevant metrics.    Insight XE builds an anonymous profile for every unique visitor to a Web site. It provides the relevant metrics a Web publisher needs to understand the way its audience interacts with the Web site.

  •
  Data export.    An XML data router interacts with most commercial enterprise and desktop applications, allowing users to work with data using the tools of their choice.

        Insight ACT, an application that is fully integrated with OAS, enables a Web publisher to enhance the value of its advertising inventory by identifying and targeting segments of its audience who may be receptive to a specific advertiser's message.

        Insight ACT offers behavioral segmentation and targeting in a three-step process:

  •
  Analyze.    Determine which audience attributes are most beneficial for advertisers.

  •
  Cluster.    Cluster the audience into segments, based on advertisers' requests.

  •
  Target.    Deliver targeted messages to the defined audience clusters.

        Through unique identifiers, Insight ACT, in combination with OAS, offers a 4-dimensional audience view across:

        Content: What type of content attracts the desired audience cluster?

        Demographic: What are the known or inferred characteristics of the cluster?

        Commerce: What type of products is the cluster likely to buy?

        Advertising: What is the relevant message to elicit a response from the cluster?

SALES AND MARKETING ORGANIZATION

        We sell our products and services worldwide through a sales and marketing organization that includes 18 sales locations in 11 countries throughout North America, Europe, Asia and Australia. In the United States, our sales force is located at our headquarters in New York and our sales locations in

Austin, TX, Chicago, IL, Fort Washington, PA, Los Angeles, CA, San Francisco, CA, and Sunnyvale, CA. We also have sales offices in Australia, Canada, France, Germany, Spain, Sweden, Switzerland, the United Kingdom, Japan and South Korea.

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

INTELLECTUAL PROPERTY

        We own U.S. Patent No. 6,026,368 (the "Patent") entitled "On-Line Interactive System And Method For Providing Content And Advertising Information To A Targeted Set of Viewers." Licensees of the Patent include DoubleClick, Advertising.com, Accipiter, ValueClick and several smaller technology providers. The Patent, which expires in 2015, embodies pioneering technology in the field of targeted delivery of content. The Patent relates to an online system for managing the delivery of targeted advertisements or other content that adjusts the priorities associated with such advertisements or content in order to satisfy exposure goals or other predetermined criteria. We also own U.S. Patent No. 6,601,041 entitled "Method of Providing Targeted Advertisement to a Computer Mediated Communications Network," which covers methods relating to the sequencing of advertising, which we believe further extends our competitive advantage.

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

        Open AdStream is our U.S. registered trademark, and we have pending trademark applications in the United States for Open AdSystem, Open Advertiser, Insight XE, Insight ACT and Decide DNA. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

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

Media Solutions

        Our media solutions compete for advertising spending against Web publishers, including some of our customers who have their own sales forces. We also compete with a variety of Internet advertising networks and companies that facilitate Internet advertising. Specifically, our 24/7 Web Alliance competes for advertisers with a variety of other Internet advertising networks, including Advertising.com, ValueClick and Interep Interactive as well as some smaller niche online advertising networks. In addition to these Web site networks we also compete with large portal sites such as AOL, MSN and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets.

Search Solutions

        24/7 Search competes with several other companies that provide service optimization, including DoubleClick/Performics, aQuantive/GoToast, Did-It, iProspect and Advertising.com. as well as start-up companies with untested search marketing solutions. In addition, Overture, Google and FindWhat also provide search engine marketing services for advertisers looking to drive traffic to their Web sites using performance-based, keyword search services.

Technology Solutions

        We compete against other established providers of advertisement serving solutions and several other companies that provide third-party advertisement serving services as well as start-up companies with untested products and services. Our competitors for advertisement serving solutions include DoubleClick, Accipiter, Falk, and ValueClick.

EMPLOYEES

        As of February 1, 2005, we employed approximately 325 persons worldwide, including approximately 182 in sales and marketing, 50 in technology and product development and 57 in accounting, human resources and administration. We consider our employee relations to be good. Our subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to and in accordance with applicable law.

COMPANY INFORMATION

        Our Internet website address is www.247realmedia.com. Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended. Our Proxy Statements for our Annual Stockholder Meetings are also available through our Internet website. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

        You may also obtain copies of our reports without charge by writing to:

    24/7 Real Media, Inc.
    132 West 31st Street
    New York, NY 10001
    Attn: Investor Relations

RECENT DEVELOPMENTS

        In February 2005, we expanded our operations into Japan to leverage the growth in online advertising in Japan and strengthen our leading position in the search engine marketing space. The Tokyo office significantly expands our existing Asia Pacific presence and is a key milestone in our global growth strategy.

ITEM 2.    PROPERTIES.

        Our principal executive offices are located at 132 West 31st Street, New York, New York. They consist of approximately 25,300 square feet under a lease that expires in 2011 and provides for total annual rent of approximately $650,000, subject to increase annually to reflect increases in operating expenses.

        In addition, we currently lease office space in the following domestic locations:

  •
  Fort Washington, PA
  •
  Los Angeles, CA
  •
  San Francisco, CA
  •
  Sunnyvale, CA

        We currently lease office space in the following countries for our international operations:

  •
  Australia
  •
  Canada
  •
  United Kingdom
  •
  France
  •
  Germany
  •
  Spain
  •
  Sweden
  •
  Switzerland (European HQ)
  •
  South Korea
  •
  Japan

        We periodically evaluate our facilities requirements. Some of our facilities are sublet in whole or in part.

ITEM 3.    LEGAL PROCEEDINGS.

aQuantive, Inc. (formerly Avenue A, Inc.)

        On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against us seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also sought injunctive relief and recovery of attorney's fees. On May 10, 2002, we filed our answer to the complaint, in which we denied the material allegations of the complaint and asserted a counterclaim for infringement of the "368 patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which we filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court's construction of the patent's claims, aQuantive's Atlas DMT advertisement serving system does not infringe the "368 patent. We appealed the court's ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal. In March 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the July 2003 decision of the U.S. Federal Court for the Western District of Washington. We filed a request for rehearing but that was denied on May 7, 2004.

Brian Anderson

        On July 5, 2001, Brian Anderson, former Chief Executive of our AwardTrack, Inc. subsidiary, served us with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. We removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. This motion was granted in part, with leave to amend, and denied in part. The plaintiff subsequently refiled the complaint and we filed a counterclaim. Discovery has concluded and a trial was scheduled for October 2004. However, Mr. Anderson's counsel resigned as counsel on the eve of the trial. The proceedings have been halted until Mr. Anderson obtains new counsel.

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

        On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David Moore, our Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom's complaint against Mr. Moore in its entirety, and Mr. Moore requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom appealed the dismissal of its claim. We filed a motion to dismiss.

        On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000. The claim sought damages totaling $24.0 million. We believed chinadotcom's claims were without merit. We filed an Answer and Counterclaim in the matter.

        On June 1, 2004, a settlement was reached where all claims were released and all litigation matters were terminated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

        We held our Annual Meeting of Stockholders on October 26, 2004.

        The stockholders elected Arnie Semsky and Tony Schmitz as Class III directors, for three-year terms expiring at the 2007 Annual Meeting of Stockholders or until the election and qualification of their respective successors.

        The stockholders approved an amendment to the our 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 4,000,000 and to increase the number of incentives that may be granted in any one year to an individual.

        The stockholders ratified the appointment of Goldstein Golub Kessler LLP as our independent certified public accountants for the year ending December 31, 2004.

        Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/ Withheld	Abstentions	Broker Non-Votes
Arnie Semsky	41,636,566	547,793	—	—
Tony Schmitz	38,285,502	3,898,857	—	—
Amendment to 2002 Stock Incentive Plan	16,266,730	11,664,881	—	14,262,748
Ratification of Accountants	40,854,326	208,472	1,121,561	—

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        From our initial public offering on August 13, 1998 until June 2002, our common stock was traded on the NASDAQ National Market under the symbol "TFSM." In June 2002, we transferred our common stock to the NASDAQ SmallCap Market. The following table sets forth the range of high and low bid information (in dollars per share) prices of the common stock, for the periods indicated, as reported by the NASDAQ SmallCap Market.

	High	Low
YEAR ENDED DECEMBER 31, 2003
First Quarter	1.80	0.95
Second Quarter	6.90	1.00
Third Quarter	12.45	3.80
Fourth Quarter	8.80	6.20
YEAR ENDED DECEMBER 31, 2004
First Quarter	11.90	5.78
Second Quarter	8.20	3.22
Third Quarter	5.61	2.21
Fourth Quarter	4.67	2.80

        On February 28, 2005, the last reported sale price for our common stock on the NASDAQ SmallCap Market was $3.69.

HOLDERS OF RECORD

        Our authorized capital stock consists of 350,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. As of February 28, 2005, there were 44,830,431 shares of our common stock, and 78,000 shares of our preferred stock outstanding. As of February 28, 2005, there were approximately 494 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

        The Company has previously reported in its Quarterly Report on Form 10-Q for the period ending September 30, 2004 sales of unregistered securities in connection with its acquisition of Decide Holdings Pty Limited.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The information required by this Item 5 with respect to the securities authorized for issuance under equity compensation plans is incorporated by reference from the section captioned "Securities

Authorized for Issuance Under Equity Compensation Plans" in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected consolidated financial data as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 have been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected financial data as of December 31, 2002, 2001 and 2000 and for each of the years in the two-year period ended December 31, 2001 are derived from our audited financial statements, which are not included herein. We believe that due to the numerous acquisitions and dispositions that we made in recent years, the period to period comparisons for 2000 through 2004 are not meaningful and should not be relied upon as indicative of future performance.

        You should read the selected consolidated financial data stated below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Media	$49,879	$23,562	$20,518	$36,470	$121,867
Search	16,439	10,342	8,282	—	—
Technology	18,937	15,277	13,758	9,760	16,503

Total revenues	85,255	49,181	42,558	46,230	138,370

Cost of revenues:
Media	35,197	14,676	13,692	32,213	95,020
Search	10,571	6,947	5,629	—	—
Technology (exclusive of $0, $31, and $7, respectively reported below as stock-based compensation)	3,462	4,032	3,448	2,855	5,216

Total cost of revenues	49,230	25,655	22,769	35,068	100,236

Gross profit	36,025	23,526	19,789	11,162	38,134

Gross profit percentage	42.3%	47.8%	46.5%	24.1%	27.6%
Operating expenses:
Sales and marketing (exclusive of $250, $339, $68, $512, and $1,965, respectively, reported below as stock-based compensation)	16,647	12,584	12,675	19,825	41,353
General and administrative (exclusive of $284, $803, $2,665, $1,206, and $2,306, respectively, reported below as stock-based compensation)	14,226	10,865	14,212	33,262	47,388
Product development (exclusive of $4, $143, $50, $(60), and $215, respectively, reported below as stock-based compensation)	4,540	3,100	3,924	11,592	16,383
Amortization of goodwill, intangible assets and deferred financing costs	4,331	2,724	2,057	14,087	110,975
Stock-based compensation	538	1,316	2,790	1,658	4,486
Restructuring costs	841	1,651	2,048	18,142	11,731
Impairment of intangible assets	896	1,321	—	56,707	494,858
Impairment of property & equipment	787	—	—	—	—
Loss (gain) on sale of non-core assets, net	—	—	327	(2,000)	—
Write-off of acquired in process technology and merger related costs	—	—	—	—	636

Total operating expenses	42,806	33,561	38,033	153,273	727,810

Loss from operations	(6,781)	(10,035)	(18,244)	(142,111)	(689,676)
Interest (expense) income, net	(463)	(343)	(268)	790	1,359
Change in fair value of warrant liability	2,040	—	—	—	—

Gain on legal settlement	2,896	—	—	—	—
Impairment of investments	(1,052)	—	—	(3,089)	(101,387)
Other income (expense), net	228	(1,601)	1,013	—
Gain on sale of investments	—	—	—	4,985	52,059
Gain on exchange of patent rights, net	—	—	—	—	4,053

Loss before provision for income taxes and discontinued operations	(3,132)	(11,979)	(17,499)	(139,425)	(733,592)
Provision for income taxes	(23)	(37)	—	—	—

Loss before discontinued operations	(3,155)	(12,016)	(17,499)	(139,425)	(733,592)
Loss from discontinued operations	—	—	—	(60,170)	(46,330)

Net loss from continuing operations	$(3,155)	$(12,016)	$(17,499)	$(199,595)	$(779,922)

Dividends on preferred stock	(306)	(617)	(189)	—	—
Preferred stock conversion discount	—	(1,780)	(6,628)	—	—

Net loss from continuing operations attributable to common stockholders	$(3,461)	$(14,413)	$(24,316)	$(199,595)	$(779,922)

Loss per common share—basic and diluted
Loss attributable to common stockholders before discontinued operations	$(0.10)	$(0.86)	$(2.29)	$(15.69)	$(109.94)
Loss from discontinued operations	—	—	—	(6.77)	(6.94)

Net loss from continuing operations attributable to common stockholders	$(0.10)	$(0.86)	$(2.29)	$(22.46)	$(116.88)

Weighted average shares outstanding used in basic and diluted loss per common share	35,373,973	16,817,502	10,600,191	8,887,705	6,672,723

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$27,690	$21,645	$7,674	$6,974	$24,852
Working capital (deficit)	23,545	16,021	909	(8,529)	21,072
Goodwill	34,573	2,621	2,621	7,901	37,916
Intangible assets, net	12,676	3,352	6,007	6,617	42,115
Total assets	121,398	46,180	33,967	45,588	251,843
Long-term obligations	7,175	17,247	9,603	4,633	258
Total stockholders' equity	75,268	10,037	5,515	10,852	209,569

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

        We were formed through the combination of 24/7 Media, Inc. and Real Media, Inc. in 2001. 24/7 Media, our legal and accounting predecessor, has been publicly-traded since August 1998. Real Media was a privately-held company that developed the first generation of our Open AdStream software and operated small advertising networks in the United States and Europe. Following the downturn in the global economy and, in particular, the correction in the Internet market, we executed a strategic plan to restructure our operations, focusing on our core businesses, including web representation, advertisement serving, analytics and search marketing services, and exited non-core businesses. In May 2001, we divested Exactis, an e-mail business, Sabela, an advertisement serving technology business, and AwardTrack, an online promotions and purchase rewards business. In January 2002, we divested IMAKE, a broadband convergence technology business and in May 2002, we exited e-mail marketing in the U.S. by selling certain assets related to our U.S. e-mail management product. In January 2003, we sold iPromotions, an online promotions business and acquired Insight First, Inc., a provider of Web analytics technology. During 2004, we acquired Real Media Korea Co. Ltd. ("RMK"), a provider of media and technology solutions in South Korea, and Decide Holdings Pty Limited ("Decide"), a provider of search marketing services in Europe and Australia. The foregoing acquisitions and dispositions may affect the comparability of our results from period to period.

        We offer a comprehensive suite of media services and software products and services for the online advertising needs of Web publishers and advertisers, including Web representation, search engine marketing, online advertisement serving and analytics. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage other critical operations including campaign planning, execution, measurement and analysis. Our 24/7 Web Alliance of affiliated Web sites aggregates Internet advertising inventory and targets audience segments to attract advertisers worldwide. Through 24/7 Search, we connect advertisers with consumers who use search engines to find information, products and services. Our Open AdSystem technology helps Web publishers and advertisers target, convert and retain online customers, maintain customer relationships and safeguard the privacy of Web users.

        We operate in three business segments: Media Solutions, Search Solutions and Technology Solutions.

Media Solutions ("Media")

        We generate revenue from our Media segment from fees paid by client advertisers for advertising impressions. We typically offer advertisers a pricing model based on cost-per-thousand-impressions ("CPM") enabling a client advertiser to pay a fee based on the number of times its advertisement is viewed. We typically count an advertising impression each time a request is made to our computer servers to transmit an advertisement to the Web browser of a user. We may charge higher CPMs to advertisers that use advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that use our content channel or run of network advertising solutions.

        We pay Web publishers included in the 24/7 Web Alliance a royalty for the advertising inventory they make available to us. The royalty generally does not exceed 65% of the gross advertising revenue we generate from the Web publisher's advertising inventory, but may be more for Web publishers with larger numbers of historical and forecasted unique visitors, impressions and page views; and widely recognized brand names, among other factors.

        On a very limited basis, we have generated revenue from e-mail advertisements and marketing.

Search Solutions ("Search")

        We generate revenue from our Search segment primarily from cost-per-click ("CPC") fees paid by client advertisers when search engine users click-through to their Web sites as a result of our submission of their Web site listings into search engine databases. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. We develop relationships with pay-for-placement and algorithmic search engines in order to provide search services to our client advertisers. We refer to search engines we work with as search engine distribution partners.

        Our search services include:

  •
  Campaign Management.  Prior to our acquisition of Decide, we provided two primary services for advertisers running campaigns on pay-for-placement and algorithmic search engines that are now included in our managed account services. These services include:

  •
  Pay-for-Placement.  For client advertisers running campaigns on pay-for-placement search engines, we generate revenue from fees paid by client advertisers based on a CPC for submitting their Web sites listings into search engine databases and managing their bidding for keywords related to their Web site listings. Prior to our acquisition of Decide, we charged client advertisers an agreed CPC when search engine users clicked on their Web site listing and we retained the spread between that agreed CPC and the CPC bid we placed on search engines. Following our acquisition of Decide, we generally agree on a range of CPC bids for keywords we manage for clients.

    •
    Paid-inclusion.  For client advertisers running campaigns on algorithmic search engines, we generate revenue from fees paid by client advertisers based on CPC for submitting their Web sites listings into search engine databases. Our client advertisers pay us an agreed CPC when search engine users click on their Web site listings. We pay search engines a share of our advertising revenue when their users click on our client advertisers' Web site listings. The revenue share we pay search engines for paid-inclusion is generally 70%.

  •
  Managed Account Services.  For managed account services, we generate revenue from fees paid by client advertisers to manage the complete search marketing process for them across all search engines. Our managed account services include initial site audits, planning search media campaigns, buying search media, building search engine submissions, managing pay-per-click and paid-inclusion campaigns, reporting on campaign results, and optimizing campaign performance and search engine submissions. We typically charge client advertisers a fee based, among other things, on their total committed budget for our managed account services and our achievement of specific performance target, among other factors.

  •
  Optimization Services.

  •
  For Advertisers.  We generate revenue from fees paid by client advertisers for building and optimizing their Web site listings submissions and reporting campaign results. We provide optimization services for client advertisers that desire to maintain direct relationships with search engines. These client advertisers buy search media directly, although we maybe involved in their media planning. We typically charge advertisers a fee for optimization services determined by multiplying an agreed CPC by the number of clicks on Web site listings we submit to search engines. We may also charge fixed fees for reporting.

•
For Search Engines.  We generate revenue from fees paid by search engines for building and optimizing submissions to their databases by their advertisers. This service is referred to in our industry as "trusted feed generation." We typically charge a fee based on a percentage of revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us. We also may receive additional amounts related to the volume of services we perform for the search engine.

•
Consulting Services.  For consulting services, we generate a revenue from fixed fees charged for search engine optimization services and site audits. We optimize key attributes of client advertiser Web sites to ensure the greatest opportunity for proper indexing, listing and inclusion in the editorial results of algorithmic search engines. We do not submit Web site listings for advertisers as part of our consulting services. Site audits are reviews of client advertiser Web sites to determine how best to plan, build and manage search campaigns.

        Our growth rate depends substantially on our ability to increase the number of clicks on Web listings optimized and submitted by us for our client advertisers. In addition, we must maintain the relationships we have with search engines. If we do not renew our agreements with search engine distribution partners or build new relationships when distribution agreements are terminated, or if our distribution partners' search businesses do not grow or are adversely affected, our revenue and results of operations may be materially and adversely affected. Our growth rate also depends in part on our ability to increase the number and volume of transactions with client advertisers. We believe this depends in part on managing accounts and search campaigns that result in purchases or conversions for our client advertisers.

Technology Solutions ("Technology")

        Our Open AdSystem technology includes software licensed to customers and hosted locally on the customers' servers. We also provide an array of services to our customers. We generate revenue from our Technology segment in the following ways:

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

  •
  Open AdStream Local Software.  We generate revenue from licensing our Open AdStream Local advertisement delivery and management software to Web publishers. Our license agreements typically provide for a license fee and software maintenance and technical support services fee. We negotiate license fees based on, among other things, the forecasted number of advertising impressions a Web publisher will deliver using our software.

  •
  Open Advertiser Service.  We generate revenue from our Open Advertiser advertisement delivery and management service from fees paid by advertisers and agencies for administering Open Advertiser on our servers. We typically charge customers a fee based on a CPM related to advertising impressions. Our revenue is determined by multiplying the CPM by the number of impressions delivered and is typically billed on a monthly basis. In the fourth quarter of 2004, we made the strategic decision to integrate Open Advertiser functionality into Open AdStream. As a result, we expect Open Advertiser service revenue to begin declining.

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

  •
  Insight ACT Software.  Our Insight ACT software, which requires our Open AdStream and Insight XE software, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight Act on the same basis as the associated Open AdStream and Insight XE arrangement. As of December 31, 2004, we have not generated significant revenue from Insight ACT.

        To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our Open AdStream software.

        Through our acquisition of Decide, we provide paid search engine marketing services and technology using the Decide DNA technology. Using our Decide DNA service, an advertiser can manage bidding on keywords and phrases simultaneously across several search engines, setting cost-per-acquisition targets to achieve a desired return for their advertising spending. As a result of our acquisition of Decide, we have replaced our former Insight SE technology with Decide DNA. We expect to begin third-party licensing of Decide DNA in 2005.

CRITICAL ACCOUNTING POLICIES

General

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

        The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition; Cost of Revenues

Media

        Our Media revenues are generated from fees paid by client advertisers for advertising impressions. E-mail related revenue is derived from delivering advertisements to e-mail lists. We typically offer advertisers a pricing model based on CPM, which enables client advertisers to pay a fee based on the number of times its advertisement is viewed. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites and e-mail lists that have contracted with us, in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

Search

        We generate revenue from our Search segment primarily from fees paid by client advertisers when users click-through to their Web sites as a result of our submission of their Web site listings into search engines databases. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make payments to search engine distribution partners, which have contracted us, in the period the clicks are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations. In specific circumstances, when we provide search marketing services as an agent for a fixed commission or otherwise in transactions in which we do not have principal risk and reward, we recognize revenue on a net basis.

Technology

        Our Technology revenues are derived primarily from licensing our software, hosted advertisement serving, and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with Statements of Position ("SOP") No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

        Expenses related to our Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenues in the consolidated statements of operations.

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

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

        Effective January 1, 2002, we adopted Statement of Financial Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

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

Business Combinations

        Our acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We allocate the purchase price of tangible and intangible assets, and record as goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired. Intangible assets include trademarks, customer relationships, acquired technology and covenants not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally four to seven years.

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

Short-Term Investments

        SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

RESULTS OF OPERATIONS—2004 COMPARED TO 2003

        In August 2004, we acquired Decide Holdings Pty Limited ("Decide"), a provider of search marketing services in Europe and Australia. We retained approximately 54 employees from Decide. It is not possible to attribute revenue to Decide subsequent to our acquisition as all of our existing Search relationships were transitioned to be serviced by Decide's DNA technology.

        In January 2004, we acquired Real Media Korea Co., Ltd. ("RMK"), a leader in interactive marketing in Seoul, South Korea. Revenue contributed by RMK for the year ended December 31, 2004 was approximately $12.6 million. We retained approximately 45 employees from RMK.

        In January 2003, we acquired Insight First, Inc. ("Insight First"), a provider of Web analytics technology.

        The following table compares the results of operations for the 2004 results of operations to 2003 results of operations:

	Years ended December 31,
			Dollar Variance
	2004	2003
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Media	$49,879	$23,562	$26,317
Search	16,439	10,342	6,097
Technology	18,937	15,277	3,660

Total revenues	85,255	49,181	36,074
Cost of revenues:
Media	35,197	14,676	20,521
Search	10,571	6,947	3,624
Technology	3,462	4,032	(570)

Total cost of revenues	49,230	25,655	23,575
Gross profit	36,025	23,526	12,499

Gross profit percentage	42.3%	47.8%	5.6%
Operating expenses:
Sales and marketing	16,647	12,584	4,063
General and administrative	14,226	10,865	3,361
Product development	4,540	3,100	1,440
Amortization of intangible assets and deferred financing costs	4,331	2,724	1,607
Stock-based compensation	538	1,316	(778)
Restructuring costs	841	1,651	(810)
Impairment of intangible assets	896	1,321	(425)
Impairment of property & equipment	787	—	787

Total operating expenses	42,806	33,561	9,245

Loss from operations	(6,781)	(10,035)	3,254
Interest expense, net	(463)	(343)	(120)
Change in fair value of warrant liability	2,040	—	2,040
Gain on legal settlement	2,896	—	2,896
Impairment of investments	(1,052)	—	(1,052)
Other income (expense), net	228	(1,601)	1,829

Loss before provision for income taxes	(3,132)	(11,979)	8,847
Provision for income taxes	(23)	(37)	14

Net loss	$(3,155)	$(12,016)	$8,861

Media.

        Revenue.    Media revenue is primarily derived from the 24/7 Web Alliance. 24/7 Web Alliance revenue was $48.6 million for the year ended December 31, 2004 as compared to $21.4 million, an increase of 126.5%. The increase is primarily related to sales of additional advertising inventory provided by Lycos, Inc. Web sites ("Lycos") and arrangements for inventory acquired with RMK. The number of impressions delivered through the 24/7 Web Alliance increased from 24.8 billion in 2003 to 59.3 billion in 2004. RMK contributed Media revenue of $11.8 million for the year ended December 31, 2004. Our e-mail services contributed revenue of $1.3 million in 2004 and $2.0 million in 2003. We expect e-mail services revenue to continue to decline as we focus on our core businesses.

        Cost Of Revenues.    Media cost of revenues consists primarily of fees paid to Web publishers in the 24/7 Web Alliance. Cost of revenues also includes advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

        Gross Profit.    Gross profit margins for Media were 29.4% in 2004 and 37.7% in 2003. The decrease primarily reflects Web publisher accounts with higher royalty rates acquired with RMK which accounts for approximately 5.1 percentage points of the decrease. The decrease also reflects higher royalty rates paid to larger Web sites for their advertising inventory, primarily Lycos. Advertisement serving costs were $1.5 million for 2004 and $1.1 million for 2003, representing 4.2% and 7.2% of total Media cost of revenues, respectively.

Search.

        Revenue.    Search revenue was $16.4 million for the year ended December 31, 2004 as compared to $10.3 for the year ended December 31, 2003, an increase of 59.0%. The increase was due primarily to the addition of new advertiser accounts from the acquisition of Decide and from an increased number of clicks delivered to our client advertisers as a result of growth in the businesses of our search engine distribution partners. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per advertiser account. In May 2003, Inktomi, a search engine that generated $2.1 million of 2003 Search revenue, terminated its distribution agreement with us.

        Cost Of Revenues.    Search cost of revenues consists primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenues also includes hosting and bandwidth charges associated with the infrastructure.

        Gross Profit.    Gross profit margins for Search were 35.7% in 2004 and 32.9% in 2003. The increase is due to a change in product mix primarily as a result of the addition of high margin Optimization services for both advertisers and search engine distribution partners acquired with Decide. In Managed Account Services, the higher growth rate of pay-for-placement campaigns relative to the higher margin paid inclusion campaigns also decreased the overall gross margin percentage. The gross margin percentage on paid inclusion campaigns has remained consistent; however, the gross margin percentage on pay-for-placement campaigns has been adversely effected by increased bid prices and competition.

Technology.

        Revenue.    Technology revenue was $19.0 million for the year ended December 31, 2004, as compared to $15.3 million for the year ended December 31, 2003, an increase of 24.0%. The increase primarily reflects expanded usage by customers of Open AdStream Central, usage by new customer, and, to a lesser extent, additional customers acquired with RMK. In particular, Open AdStream Central delivered 93.6 billion paid impressions in 2004, up from 40.1 billion in 2003. RMK contributed Technology revenue of $0.7 million for the year ended December 31, 2004.

        Cost of Revenues.    Technology cost of revenues consists of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, including salaries and benefits of related technical personnel. The cost of revenues is offset by fees charged to our Media segment for advertisement serving.

        Gross Profit.    Gross profit margins for Technology were 81.7% in 2004 and 73.6% in 2003. The increase in gross profit margins is due to leveraging the existing cost base over higher revenues and declining costs for hosting and bandwidth.

Sales And Marketing Expenses.

        Sales and marketing expenses consist primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

        Sales and marketing expenses were $16.6 million for the year ended December 31, 2004 and $12.6 million for the year ended December 31, 2003. The increase was primarily due to additional personnel-related costs and an increase in marketing activities. Sales and marketing expenses decreased as a percentage of revenue from 25.6% in 2003 to 19.5% in 2004, as we were able to gain operating leverage. The number of employees included in sales and marketing increased from 104 at December 31, 2003 to 183 at December 31, 2004, primarily due to the addition of 34 employees from RMK and 35 from Decide.

General And Administrative Expenses.

        General and administrative expenses consist primarily of compensation and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities and systems; insurance; bad debts; fees for professional services; fees associated with the reporting and other obligations of a public company; depreciation and other general and administrative services. Fees for professional services include payments to external lawyers, accountants, and other professionals in connection with operating our business, compliance and evaluating and pursuing new opportunities.

        General and administrative expenses were $14.2 million for the year ended December 31, 2004 and $10.9 million for the year ended December 31, 2003. The increase was due primarily to an increase in employee headcount from 42 at December 31, 2003 to 58 and December 31, 2004, 12 of which are related to acquisitions. General and administrative expenses for 2004 also include approximately $1.0 million in Sarbanes-Oxley related compliance costs. As a percentage of revenue, the expenses decreased from 22.1% to 16.7% for 2003 and 2004, respectively, showing increased leverage of these expenses over a larger revenue base.

Product Development Expenses.

        Product development expenses consist primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

        Product development expenses were $4.5 million for the year ended December 31, 2004 and $3.1 million for the year ended December 31, 2003. We capitalized approximately $0.3 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively. The capitalization in 2004 relates to DNA which was acquired with Decide. The capitalization in 2003 relates to Open Advertiser. We ceased capitalization related to Open Advertiser when it was commercially released in June 2003. The remaining increase was related to the development of our Insight SE and Insight ACT products and further enhancements to our Insight XE and Open AdStream products. The number of employees included in product development increased from 30 at December 31, 2003 to 48 at December 31, 2004.

        We expect that product development expenses will increase in absolute dollars to the extent that we increase the number of personnel and consultants to enhance our products and services.

Amortization Of Intangible Assets And Deferred Financing Costs.

        Amortization expense relates to intangible assets acquired with 24/7 Search in August 2000, Real Media in October 2001, Now Marketing in September 2002, Insight First in January 2003, RMK in January 2004 and Decide in August 2004; deferred financing costs associated with the subordinated convertible debenture offering in September 2003; and the transition payment to Lycos in February 2004.

        Amortization expense was $4.3 million for the year ended December 31, 2004 and $2.7 million for the year ended December 31, 2003. For 2004, amortization expense related $2.3 million to acquired technology, $0.7 million to other intangible assets, $0.6 million to deferred financing costs and $0.7 million to the transition payment to Lycos. In December 2004, we impaired the analytics technology that was acquired with Insight due to significant rewrite of the underlying software code during 2004. The remaining balance of $0.9 million, inclusive of an earn-out amount of $250,000 due to Insight, was considered impaired at December 31, 2004. Amortization expense for 2003 related $2.5 million to acquired technology, $0.1 million to other intangible assets and $0.1 million to deferred financing costs. In the fourth quarter of 2003, the Company made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003 and the remaining balance of $1.3 million was considered impaired.

Stock-Based Compensation.

        Stock-based compensation was $0.5 million for the year ended December 31, 2004 and $1.3 million for the year ended December 31, 2003. The expense for 2004 consists of $0.3 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees. The expense for 2003 consisted of $0.6 million in contractual incentives that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in deferred compensation for restricted shares issued to certain employees, $0.2 million in discretionary incentives paid in stock and $0.2 million in salary for certain employees who elected to receive stock instead of cash.

Restructuring Costs.

        During 2004, we took steps to align our sales, development and administrative organization and reduce corporate overhead, partially related to redundancies due to the acquisition of Decide. Our efforts involved the involuntary termination of approximately 17 employees, as well as charges for excess real estate space, primarily at our office in Germany. We recorded a restructuring charge of approximately $0.8 million during 2004. The 2003 restructuring involved the involuntary termination of approximately 26 employees and a revision of the estimate of the cost to dispose of office space at the corporate headquarters in New York. The $1.7 million charge consists of $1.2 million in office closing costs and $0.5 million in employee costs.

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

        In December 2004, we determined the analytics technology that was acquired with Insight was impaired due to significant rewrite of the underlying software code during 2004. The remaining balance of $0.9 million, inclusive of an earn-out amount of $250,000 due to Insight, was written off as an impairment loss at December 31, 2004. In the fourth quarter of 2003 we made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003. The remaining balance of $1.3 million was written off as an impairment loss.

Impairment Of Property And Equipment.

        In the fourth quarter of 2004, we made the strategic decision to integrate OAD functionalities into our Open AdStream software and as a result we will reduce our support for OAD. In addition, we did not achieve significant sales of OAD since its commercial release in June 2003. OAD was determined to be impaired at December 31, 2004 and the net balance of $0.8 million was written off as an impairment loss.

Interest Expense, Net.

        Interest expense, net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest expense, net was $0.5 million for the year ended December 31, 2004 and $0.3 million for the year ended December 31, 2003. Interest expense in 2004 primarily relates to subordinated convertible debentures issued on September 26, 2003 of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures. Interest expense in 2003 relates to the PubliGroupe debt that was settled in the second quarter of 2003 and the subordinated convertible debentures that were issued in the third quarter of 2003. Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

Change In Fair Value Of Warrant Liability.

        Our liability relates to warrants outstanding from our preferred stock and subordinated convertible debenture offerings and is adjusted to fair value at the end of each reporting period. The $2.0 million gain for the year ended December 31, 2004 is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability and a reduction in the warrant liability due to an amendment in the registration rights agreement related to the debenture warrants. The decrease in the fair value is primarily due to the lower fair market value of our stock compared to when the warrants were issued.

Gain On Legal Settlement.

        The $2.9 million gain on legal settlement for 2004 related to our legal settlement with chinadotcom Corporation ("chinadotcom"). We received 0.4 million shares of chinadotcom common stock valued at the market price on the date of settlement.

Impairment Of Investments.

        During 2004, we wrote down our available-for-sale investment in chinadotcom and recognized an impairment charge of approximately $1.1 million for other-than-temporary declines in the value of the investment.

Other Income (Expense), Net.

        Other income of $0.2 million for the year ended December 31, 2004 includes $0.3 million in amounts recovered from a former subsidiary and settlement of professional service fees offset by $0.1 million of legal fees and other expenses relates to previous patent litigation. In 2003, the expense includes $1.4 million of legal fees related to patent litigation and $0.6 million in legal fees related to litigation with chinadotcom, offset by the reversal of $0.4 million in liabilities related to disposed businesses that were no longer considered necessary.

Dividends On Preferred Stock.

        Our preferred stock accrue and accumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. After giving effect to conversions in 2004, 78,000 shares of preferred stock were outstanding at December 31, 2004.

RESULTS OF OPERATIONS—2003 COMPARED TO 2002

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

        The following table compares the 2003 results of operations to 2002 results of operations:

	Years ended December 31,
			Dollar Variance
	2003	2002
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Media	$23,562	$20,518	$3,044
Search	10,342	8,282	2,060
Technology	15,277	13,758	1,519

Total revenues	49,181	42,558	6,623
Cost of revenues:
Media	14,676	13,692	984
Search	6,947	5,629	1,318
Technology	4,032	3,448	584

Total cost of revenues	25,655	22,769	2,886
Gross profit	23,526	19,789	3,737

Gross profit percentage	47.8%	46.5%	-1.3%
Operating expenses:
Sales and marketing	12,584	12,675	(91)
General and administrative	10,865	14,212	(3,347)
Product development	3,100	3,924	(824)
Amortization of intangible assets and deferred financing costs	2,724	2,057	667
Stock-based compensation	1,316	2,790	(1,474)
Restructuring costs	1,651	2,048	(397)
Impairment of intangible assets	1,321	—	1,321
Loss on sale of assets, net	—	327	(327)

Total operating expenses	33,561	38,033	(4,472)

Loss from operations	(10,035)	(18,244)	8,209
Interest expense, net	(343)	(268)	(75)
Other (expense) income	(1,601)	1,013	(2,614)

Loss before provision for income taxes	(11,979)	(17,499)	5,520
Provision for income taxes	(37)	—	(37)

Net loss	$(12,016)	$(17,499)	$5,483

Media.

        Revenue.    Our Media revenue was derived from 24/7 Web Alliance and Other Media Services. 24/7 Web Alliance generated $21.4 million in revenue in 2003 compared to $16.6 million in 2002, an increase of 29.4%. The increase was due to increasing the amount of paid impressions by 61.0% from 15.4 billion in 2002 to 24.8 billion in 2003. The CPM declined slightly year over year primarily due to increasing the average advertising campaign order size, as large campaign orders receive a lower price due to volume.

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

        Cost Of Revenues.    Media cost of revenues consisted primarily of fees paid to Web sites included in the 24/7 Web Alliance, and to a lesser extent, e-mail list providers. 24/7 Web Alliance cost of revenues also included advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

        Gross Profit.    Gross margin increased from 33.3% in 2002 to 37.7% in 2003. The increase was due to lower advertisement serving costs and an increase in revenue on the 24/7 Web Alliance which has a higher margin.

Search.

        Revenue.    Search revenue increased to $10.3 million in 2003 from $8.3 million in 2002, an increase of 24.8%. This was due to an increase in the number of valid visitors delivered to our clients from 41.2 million in 2002 to 49.1 million in 2003, an increase of 19.2% and an increase in the costs-per-click that we were able to charge. Historically, we generated a significant portion of our 24/7 Search revenue from relationships with a small number of search engine distribution partners, particularly Inktomi. Due to changes at our largest search engine distribution partner, Inktomi, since its acquisition by Yahoo!, the revenue we generated from Inktomi began to decline in the second quarter of 2003, and our contract with Inktomi expired at the end of May 2003. Despite the loss of our largest distribution partner we were able to increase valid visitors by expanding our strategic relationships with other distribution partners and increasing the number of distribution partners. CPCs have fluctuated due to the change in distribution partners.

        Cost Of Revenues.    Search cost of revenues included fees paid to search engine distribution partners, depreciation, hosting and bandwidth costs.

        Gross Profit.    Gross margin increased from 32.0% in 2002 to 32.8% in 2003. Fees paid to search engine distribution partners increased during the year, but were more than offset by price increases, declining depreciation and lower hosting and bandwidth costs.

Technology.

        Revenue.    Our Technology revenue was $15.3 million in 2003 and $13.8 million in 2002, an increase of 11.0%. Revenue from our centrally hosted services, including Open AdStream Central, Open Advertiser and Insight XE, continued to grow during 2003 as impressions delivered climbed from 23.9 billion in 2002 to 50.7 billion in 2003. Open AdStream Central continued to be an attractive solution because it requires minimal up-front cost and does not require the customer to dedicate its assets to hosting the software. In 2003, we changed to a subscription-based contract model for new customers for our Open AdStream Local software. Accordingly, total contract value was recognized ratably over the term of the license and service agreement rather than upon delivery as was the case in software licenses signed in 2002. If we had changed contracts in 2002, approximately $1.4 million in 2002 revenue would have been deferred until future periods and reported revenue for 2002 would have been approximately $12.3 million.

        Cost of Revenues.    The cost of Technology Solutions revenues consisted of the cost of operating equipment and broadband capacity for our third party advertisement serving solutions and payroll costs to deliver and support software, offset by the portion allocated to the Media segment for advertisement serving.

        Gross Profit.    Gross margin decreased from 74.9% in 2002 to 73.6% in 2003 as a result of an increase in broadband usage. Adjusted for the change to a subscription-based contract model for our Open AdStream Local software, gross margin increased from 72.0% in 2002 to 73.6% in 2003 primarily due to decreased cost of advertisement serving.

Sales And Marketing Expenses.

        Sales and marketing expenses consisted primarily of sales force salaries and commissions, advertising expenditures and costs of trade shows, conventions and marketing materials. Sales and marketing expenses decreased as a percentage of revenue from 29.8% for 2002 to 25.6% for 2003 as we were able to gain operating leverage off the existing cost structure. Headcount decreased from 140 sales and marketing employees at December 31, 2002 to 104 at December 31, 2003. The decrease in headcount was offset by an increase in commissions.

General And Administrative Expenses.

        General and administrative expenses consisted primarily of compensation, facilities expenses and other overhead expenses incurred to support the business. General and administrative expenses decreased as a percentage of revenue from 33.4% in 2002 to 22.1% in 2003. The significant decrease was due to our reductions of headcount, office space, professional fees and related expenses. Efforts to streamline operations successfully reduced headcount from 60 general and administrative employees at December 31, 2002 to 42 at December 31, 2003.

Product Development Expenses.

        Product development expenses consisted primarily of compensation and related operating expenses incurred to further enhance and maintain our advertisement serving and other technology capabilities. We capitalized approximately $0.8 million and $0.4 million in costs related to developing our Open Advertiser product in 2002 and 2003, respectively. Our Open Advertiser product was commercially launched in June 2003. We reduced our product development headcount from 35 at December 31, 2002 to 30 at December 31, 2003 as development efforts became more focused.

Amortization Of Intangible Assets And Deferred Financing.

        Amortization expense related to intangible assets acquired with 24/7 Search in August 2000, and certain assets of Now Marketing acquired in September 2002, certain assets of Insight First acquired in January 2003 and deferred financing costs associated with the subordinated convertible debenture offering in September 2003. The increase from $2.1 million in 2002 to $2.7 million in 2003 was due to additional transactions in 2003 offset by a full year of amortization for transactions that occurred during 2002 and prior.

Stock-Based Compensation.

        Stock-based compensation of $1.3 million for 2003 consists of $0.6 million in contractual incentives that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in deferred compensation for restricted shares issued to certain employees, $0.2 million in discretionary incentives paid in stock and $0.2 million in salary for certain employees who elected to receive stock instead of cash.

        Stock-based compensation of $2.8 million for 2002 consisted of $1.5 million in stock and options grants to executives for restructuring their employment agreements, $0.4 million in contractual incentives that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in amortization of deferred compensation for restricted shares issued to certain employees, $0.3 million in compensation to Board members and incentives to employees paid in stock, $0.2 million in salary for employees who elected to receive stock instead of cash, and $0.1 million in amortization of deferred compensation from acquisitions.

Restructuring Costs.

        During 2003 and 2002, we recorded restructuring charges of approximately $1.7 million and $2.0 million, respectively. Our restructuring initiatives were to reduce employee headcount, consolidate operations and reduce office space in order to better align our sales, development and administrative organization and to position us for profitable growth consistent with our long-term objectives. The 2003 restructuring involved the involuntary termination of approximately 26 employees and a revision of the estimate of the cost to dispose of excess office space at the corporate headquarters in New York. The $1.7 million charge consisted of $1.2 million in office closing costs and $0.5 million in employee costs.

        The 2002 restructuring involved the involuntary termination of approximately 60 employees, the exiting of four offices, and a reduction of space at two offices in the fourth quarter of 2002. The $2.0 million charge consisted of severance of $1.2 million, office closing costs of $0.5 million, disposal of fixed assets of $0.2 million, and other exit costs of $0.1 million.

Impairment Of Intangibles Assets.

        We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. In the fourth quarter of 2003 we made the strategic decision to no longer support the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003. The remaining balance of $1.3 million was considered impaired.

Loss On Sale Of Non-Core Assets, Net.

        The $0.3 million loss in 2002 included a $1.4 million loss on the sale of certain assets related to our U.S. e-mail management product offset by a $1.1 million gain related to the sale of Exactis in May 2001.

Interest Expense, Net.

        Interest expense related to our notes payable and capital lease obligations and interest income related to our cash and cash equivalents. Interest expense in 2003 related to the PubliGroupe debt that was settled in the second quarter of 2003 and the subordinated convertible debentures that were issued in the third quarter of 2003. Interest expense in 2002 primarily related to the PubliGroupe loans. Interest expense in 2003 and 2002 was offset by interest income from cash in overnight deposit and money market accounts.

Other Expense (Income), Net.

        In 2003, the expense included $1.4 million of legal fees related to patent litigation and $0.6 million in legal fees related to litigation with chinadotcom, offset by the reversal of $0.4 million in liabilities related to disposed businesses that are no longer considered necessary. The income in 2002 was the result of patent litigation, net of legal expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	December 31,
	2004	2003	2002
Net cash used in operating activities	$(10,706)	$(4,756)	$(13,584)
Net cash (used in) provided by investing activities	$(22,408)	$(1,452)	$3,662
Net cash provided by financing activities	$38,001	$20,232	$10,202

        Since inception, we have financed our operations through equity financings and long-term debt. We used approximately $10.7 million, $4.8 million, and $13.6 million in 2004, 2003 and 2002, respectively, generally as a result of our net operating loss, adjusted for non-cash items included in our net operating results as well as changes in various components of working capital, particularly the growth in accounts receivable. We generally pay our search engine distribution partners and some of our Web sites in advance of receiving payments from our customers. In addition, the average number of days to collect from our customer have increased due to a greater portion of business with advertising agencies and expansion into geographical regions which historically have a slower payment rate. These factors, combined with our growth rate and acquisitions, have led to an increase in accounts receivable and cash usage in operating activities.

        Net cash used in investing activities was approximately $22.4 million in 2004. Those activities related $2.0 million to the acquisition of RMK, $15.7 million to the acquisition of Decide, $2.0 million to short-term investments, and $2.7 million to capital expenditures. Investing activities used $1.5 million in 2003, related to purchases of computer equipment for general operational purposes, cash used in the acquisition of Insight First and investing in iPromotions. Investing activities provided $3.7 million in 2002 primarily related to proceeds received from the sale of non-core assets, net of expenses, and cash acquired in acquisitions offset by capital expenditures.

        Net cash provided by financing activities of $38.0 million in 2004 related to $37.2 million of net proceeds from our secondary offering of common stock and $0.8 million of proceeds from the exercise of stock options and common stock warrants. Financing activities provided $20.2 million in 2003 primarily related to proceeds from the issuance of preferred stock, the issuance of subordinated convertible debentures and the exercise of stock options offset by the settlement of notes to PubliGroupe for $1.5 million in cash and approximately 1.0 million shares of common stock. Financing activities provided $10.2 million in 2002 primarily related to proceeds from the issuance of preferred stock, issuance of notes payable and the exercise of stock options.

        No provision for federal or state income taxes has been recorded because we incurred net operating losses for all periods presented. At December 31, 2004, we had approximately $162.8 million of U.S. net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2024. As a result of various equity transactions during 2001, 2000, 1999, and 1998, we believe that we have undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, utilization of a substantial part of the net operating loss carryforward is limited. Due to our history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize our deferred tax assets. Accordingly, these assets have been fully reserved. During 2004 and 2003, the valuation allowance decreased by $1.6 million and $19.4 million, respectively. Of the total valuation allowance of $69.6 million, tax benefits recognized in the future of approximately of $2.1 million will be applied directly to additional paid in capital. This amount relates to the tax effect of employee stock option deductions included in our net operating loss carryforward.

        We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

        Our contractual obligations at December 31, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations	$15,000	$7,500	$7,500	$—	$—
Operating lease obligations, net of sublease income	9,642	2,874	3,402	1,845	1,521
Capital lease obligations	90	48	42	—	—
Dividends on preferred stock	74	74	—	—	—
Warrant liability	516	516	—	—	—
Other long-term liabilities	228	21	207	—	—

	$25,550	$11,033	$11,151	$1,845	$1,521

        Long-Term Debt.    The $15.0 million subordinated convertible debentures, issued on September 26, 2003, mature in September 2006, unless extended or adjusted upon the occurrence of certain events. If at any time on or after September 26, 2005, the second anniversary of the issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million principal amount of the debenture. Semi-annual interest payments at 2% began in January 2004. Both the principal and interest may be paid in common stock.

        Capital and Operating Leases.    Capital leases relate to various office equipment. The operating lease agreements relate primarily to our offices throughout the United States and internationally with original lease periods expiring between 2004 and 2011. We have entered into various sublease arrangements associated with our excess facilities. Such subleases have terms extending through 2008. As of December 31, 2004, we have recorded restructuring reserves totaling approximately $0.5 million relating to excess space at some of the facilities, net of amounts estimated to be received from our sublease arrangements. Net lease commitments as of December 31, 2004 can be summarized as follows (in millions):

	Capital Leases	Operating Leases	Subleases
	(in thousands)
Year Ending December 31,
2005	$49	$3,270	$(396)
2006	32	2,340	(387)
2007	20	1,828	(379)
2008	—	1,365	(252)
2009	—	732	—
Thereafter	—	1,521	—

Total minimum lease payments	101	$11,056	$(1,414)

Less amount representing interest	11

Present value of minimum lease payments	90
Less current portion	48

Long-term portion	$42

        Dividends on Preferred Stock.    Our preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. As of December 31, 2004, there are approximately $74,000 of accrued but unpaid dividends. After giving effect to conversions in 2004, 78,000 shares of preferred stock were outstanding at December 31, 2004.

        Employment Arrangements.    We have various employment agreements with employees, the majority of which are for one year with an automatic renewal. The potential obligation under these contracts is approximately $3.0 million for 2005 including salary and performance-based target bonuses. We pay bonuses to executive employees based on the achievement of revenue goals and other financial measures including earnings before interest, taxes, amortization and stock-based compensation. These contracts also require severance payments in the event of involuntary termination which generally range in amount from three months to one year's salary. All non-U.S. employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts or, if no expressed provision is included in the contract, local law also require severance for involuntary terminations ranging from one to six months. As of January 1, 2005, there were approximately 82 employees in Europe whose annualized base salaries are approximately $6.2 million.

        Restructuring Expenses.    As of December 31, 2004, we had approximately $0.9 million remaining of cash outlay obligations relating to restructuring and exit costs consisting of severance and rent.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

        In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised SFAS No. 123, Share-Based Payment ("SFAS 123R"), which addresses the accounting for share-based payment transactions in which a Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion ("APB") No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company) and applies to all awards granted or modified after the effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.

        We expect that upon the adoption of SFAS 123R we will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, our financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on our financial statements or our results of operations in 2005 and beyond will depend upon various factors, among them, our future compensation strategy. We expect the effect of applying SFAS 123R on our results of operation in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.

Impairment of Debt and Equity Instruments

        In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in these financial statements (see Note 2 to the Consolidated Financial Statements). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

        We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any reporting period, except as result of non-recurring gains, during our history, and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $3.2 million and $12.0 million for the twelve months ended December 31, 2004 and 2003, respectively. We may incur net losses for the foreseeable future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or an annual basis in the future.

EVALUATING OUR BUSINESS MAY BE DIFFICULT DUE TO OUR ACQUITISIONS AND DISPOSITIONS.

        We have acquired and disposed of a substantial number of businesses during our operating history and thus our business model has continuously evolved and changed. When evaluating our current business model, you must consider the risks, expenses and difficulties typically encountered by companies with such history, particularly companies in new and rapidly expanding markets such as Internet advertising. These risks include our ability to:

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

        Our numerous acquisitions and dispositions, and operating history generally, makes it difficult to predict future revenues and operating expenses.

WE HAVE SUBSTANTIAL DEBT, AND WE MAY NOT GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE AND REPAYMENT OBLIGATIONS.

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

        Stockholders could experience substantial dilution resulting from our election to pay the semi-annual accrued interest due in common stock or repay the principal amount in common stock. We are obligated to make semi-annual interest payments on January 1 and July 1 of each year and the entire principal face amount of the debentures is due and payable on September 26, 2006. We may elect to pay interest in cash, in shares of our common stock or in additional debentures. In addition, if, at any time after September 26, 2005, the price of our common stock does not exceed the conversion price ($8.75 per share of our common stock) of the debentures for a period of five consecutive trading days we may be required to immediately repurchase $7.5 million in principal amount of the debentures. We may elect to repay the principal amount of the debentures in cash or in shares of our common stock. If we so elect, payment in shares shall be based upon ninety percent of the average of the volume weighted average price of our common stock on the principal market as reported by Bloomberg Financial L.P. during the five trading days immediately prior to the interest payment date, in the case of an interest payment, or during the 15 trading days immediately prior to the maturity date, in the case of the repayment of the principal amount of the debentures.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

        An unforeseen reduction in our revenues, an unexpected impairment of our receivables, or an unbudgeted increase in expenses or capital expenditures may require us to raise additional funds to continue operations. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock. Our subordinated convertible debentures limit our ability to incur additional debt, and any future indebtedness that we may incur could contain covenants that restrict our operating flexibility.

        We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, it is difficult to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

        Due to our operating losses, it may be difficult to obtain debt financing. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially and adversely affected.

OUR ACQUISITIONS, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL.

        We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired many other companies. We may continue pursuing selective acquisitions of businesses, technologies and product lines as a key component of our growth strategy. If we acquire additional companies, we will continue to face risks of integrating and improving our financial and management controls, advertisement serving technology, reporting systems and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

  •
  the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

  •
  the diversion of management's attention from other business concerns;

  •
  the availability of favorable acquisition financing for future acquisitions; and

  •
  the potential loss of key senior managers or employees of any acquired business.

        Our inability to successfully integrate any acquired company, or failure to achieve any expected synergies, could adversely affect our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE REAL MEDIA KOREA CO., LTD. AND DECIDE HOLDING PTY LIMITED INTO OUR COMPANY.

        In January 2004, we completed our acquisition of RMK. In August 2004, we completed the acquisition of Decide. We may not realize the anticipated financial and strategic goals of the acquisitions, and the acquisitions may not be successful. The success of the acquisitions will depend in part on our ability to expand the business of RMK and Decide into new geographical markets and our ability to retain key senior managers, employees and customers of these companies. We may have difficulty integrating the business and operations or retaining their key personnel as well as implementing and maintaining standards, controls, procedures and policies that are consistent with ours. Our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations. These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows.

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

  •
  changes in royalties payable by us to owners of Web sites;

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO SUCCESSFULLY EXECUTE OUR BUSINESS MODEL.

        Our business model is to generate revenue by providing interactive marketing solutions to advertisers, advertising agencies and Web publishers. The profit potential for key components of this business model is unproven. To be successful, both Internet advertising and our solutions will need to achieve broad market acceptance by advertisers, advertising agencies and Web publishers. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to contract with Web publishers that have Web sites with adequate available advertisement space inventory. Further, these Web sites must generate sufficient user traffic with demographic characteristics attractive to our advertisers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

        Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services, including our newer products and services such as Insight ACT, Decide DNA software and 24/7 OnTarget behavioral targeting. Enterprises may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing direct marketing systems. In addition, since online direct marketing is emerging as a new and distinct business apart from online advertising, potential adopters of online direct marketing services will increasingly demand functionality tailored to their specific requirements. We may be unable to meet the demands of these clients. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication and advertising. Demand for our new solutions may not emerge or become sustainable.

OUR TECHNOLOGY SOLUTIONS MAY NOT FUNCTION AS DESIGNED AND MAY CAUSE BUSINESS DISRUPTION.

        Open AdSystem is our proprietary advertisement serving technology that serves as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform. Some of these products, such as Insight ACT are not yet widely available or are only available in beta version to some or all of our customers. We must, among other things, ensure that the technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. We must further complete development of our beta products. This development effort could fail technologically or could take more time than expected. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue. Our Media Solutions business utilizes our Open AdSystem technology, and thus any performance issues with Open AdSystem will also impact Media Solutions. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE ADVERTISING INVENTORY MADE AVAILABLE TO US AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

        Our success depends in part on our ability to effectively manage advertising inventory made available to us. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue. We expect that our customers' requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to meet our customers' changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future.

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

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A SMALL NUMBER OF SEARCH ENGINE DISTRIBUTION PARTNERS, AND THE LOSS OF ONE OF THEM COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

        We have generated the majority of our global search revenue from clicks originating on Google and Overture, which is a subsidiary of Yahoo!, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of our relationship with Google or Overture would cause a significant decrease in search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients' operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our search revenue.

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

SOME OF OUR SOFTWARE IS LICENSED FROM THIRD PARTIES WHICH COULD BECOME UNAVAILABLE TO US.

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

        In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdSystem technology resides on computer systems located in our data centers housed by Savvis in the United States and Level 3 Communications in Europe. These systems' continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

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

WE DEPEND ON PROPRIETARY RIGHTS, AND WE FACE THE RISK OF INFRINGEMENT.

        Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We have received two patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. Our patent applications and trademark applications may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

        We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in many foreign countries in which we operate, where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

        We have from time to time licensed, and we may license in the future, elements of our trademarks, trade dress and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by these business partners, such partners may take actions that could materially and adversely affect the value of our proprietary rights or our reputation. The value of our proprietary rights could decline in the future since the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries is uncertain and still evolving.

        We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or the Web publishers with Web sites in the 24/7 Network, or by customers who employ our Technology solutions, whom we may be required, or may elect, to indemnify against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms.

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

WE MAY BE UNABLE TO SUCCESSFULLLY PROMOTE AND MAINTAIN THE QUALITY OF OUR BRANDS.

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

        As of February 28, 2005, there were approximately million 44.8 shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 13.0 million shares of common stock that may be sold into the market in the future, including approximately 8.3 million shares of our common stock issuable upon exercise of options, 0.8 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants, 1.7 million shares of our common stock upon vesting of restricted shares issued, and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisitions or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

SUNRA CAPITAL HOLDINGS LTD. AND PUBLIGROUPE USA HOLDING, INC. COLLECTIVELY CONTROL A SUBSTANTIAL PORTION OF OUR TOTAL OUTSTANDING VOTING POWER AND MAY BE ABLE TO INFLUENCE CERTAIN APPROVAL MATTERS AND PREVENT A CHANGE OF CONTROL.

        Sunra Capital Holdings Ltd. and affiliated parties are currently the beneficial owners of approximately 8% of our common stock. PubliGroupe USA Holdings owns approximately 5% of our common stock, and has agreed to vote on all corporate matters in accordance with the recommendations of our Board of Directors. Based on their voting power, combined with that of management and others affiliated or associated with the Company, Sunra and PubliGroupe may be able to influence the outcome of all matters requiring stockholder approval, including the election of directors, amendment of our charter and approval of significant corporate transactions.

        We also believe that one or more unaffiliated groups have purchased significant quantities of our common stock.

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

RISKS RELATED TO OUR INDUSTRY.

OUR BUSINESS MAY NOT GROW IF THE INTERNET ADVERTISING MARKET DOES NOT CONTINUE TO DEVELOP.

        The Internet as a marketing medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Our business would be adversely affected if the Internet advertising market fails to develop in the near future. There are currently no widely accepted standards to measure the effectiveness of Internet advertising other than click-through rates, which generally have been declining. Such standards may not develop to sufficiently support the Internet as a significant advertising medium. Actual or perceived ineffectiveness of online advertising in general, or inaccurate measurements or database information in particular, could limit the long-term growth of online advertising and cause our revenue levels to decline.

OUR FAILURE TO COMPETE SUCCESSFULLY MAY HINDER OUR GROWTH.

        The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to compete successfully may hinder our growth. We believe that our ability to compete depends upon many factors both within and beyond our control, including:

  •
  the development of new online advertising media and methods;

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

        The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies, including cookies, Web beacons and javascript, required by our products and services. The effectiveness of our Open AdSystem products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or our clients, our business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

        The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market's interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2004 (in thousands):

	2004	2005	2006	Thereafter	Total
Cash and cash equivalents	$27,690	$—	$—	$—	$27,690
Average interest rate	0.80%				0.80%
Loan payable	$—	$7,500	$7,500	$—	$15,000
Average interest rate		2.00%	2.00%	0.00%	2.00%

        The 2% subordinated convertible debentures due 2006 contains a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of the derivative is reviewed on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The value of the embedded derivative at December 31, 2004 is immaterial to our financial position and we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

        We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses. The effect of foreign exchange rate fluctuations for 2004, 2003 and 2002 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. As of December 31, 2004, we had $4.7 million in cash and cash equivalents denominated in foreign currencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 15 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Responsibility for Financial Statements

        Our management is responsible for the integrity and objectivity of all information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

        The Audit Committee of the Board of Directors meets regularly with the independent registered public accounting firm, Goldstein Golub Kessler LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm have free access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

        The Sarbanes-Oxley Act of 2002 and the SEC's related rules and regulations impose on the Company requirements regarding corporate governance and financial reporting. One requirement arising under Section 404 of the Sarbanes-Oxley Act is for management to report on the Company's internal control over financial reporting and for Goldstein Golub Kessler LLP, the Company's independent registered public accounting firm, to attest to management's report. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control—Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        In late November 2004, the SEC issued an exemptive order providing a 45-day extension, and therefore, this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 does not include the report and attestation of our independent registered public accounting firm. The Company intends to include this report and attestation in an amendment to this Annual Report on Form 10-K in accordance with the SEC's exemptive order.

Changes in Internal Control Over Financial Reporting

        Late in the fourth quarter of 2004, the Company migrated the search technology system from a legacy system to a new system. The new system was acquired as a result of our acquisition of Decide Holdings Pty Limited ("Decide") in August 2004. The migration involved changes in systems that included internal controls. In accordance with the SEC's "Management's Report on Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports: Frequently Asked Questions," Question 3, and with our independent registered public accounting firm's consent, we have excluded Decide from the assessment included herein, and will report on it during our next annual filing with the SEC. The exclusion of Decide from the scope of the assessment included herein includes all related technology and processes specific to it and its international subsidiaries. Decide revenue accounted for approximately $4.9 million or 5.7% of our consolidated revenues during 2004. Other than our due diligence related to the acquisition, we have not reviewed the new system and the controls affected by the implementation of the new system. The legacy search technology system was included in the scope of the assessment included herein, and therefore the controls of and those surrounding the legacy system, up until the point of migration, are included in this assessment.

        There were no other changes in our internal control over financial reporting for the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

        The Company formed a Disclosure Committee to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act is recorded, processed, summarized and reported with the time periods in the SEC rules and forms.

        Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B.    OTHER.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table provides information concerning our current named executive officers and directors:

Name	Age	Position and Offices Held
David J. Moore	52	Chairman of the Board and Chief Executive Officer
Jonathan K. Hsu	32	Executive Vice President and Chief Financial Officer
Mark E. Moran	43	Executive Vice President, General Counsel and Secretary
Christopher J. Wagner	48	Chief Executive Officer—24/7 Real Media Europe
Jeffrey N. Marcus	45	Chief Technology Officer
Keith Lambert	39	President—Global Search Solutions
Jae Woo Chung	39	President—24/7 Real Media Asia
Robert J. Perkins	56	Director
Tony Schmitz	45	Director
Arnie Semsky	58	Director
Moritz F. Wuttke	38	Director
Valentine J. Zammit	56	Director

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

        Jonathan K. Hsu has served as our Executive Vice President and Chief Financial Officer since January 2004, as our Senior Vice President—Corporate Development from March 2002 to January 2004, and as our Vice President—Corporate Development from November 2001 to March 2002. Prior to that, he had served as Vice President—Corporate Development of Real Media, Inc. since March 2000. From June 1998 to March 2000, Mr. Hsu was a senior associate in the Global Mergers and Acquisitions Group of JP Morgan Chase Securities. From September 1995 to June 1998, Mr. Hsu was a partner in American Lead Ventures. Mr. Hsu received an M.B.A. in Finance and Strategic Management from the Wharton School of Business and a B.A. in Economics from Harvard University.

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

        Christopher J. Wagner has served as Chief Executive Officer of our subsidiary, 24/7 Real Media Europe, formerly Real Media Europe, since November 2001, and also served as our Director of Technology from January to November 2001 and Director of Business Development from May 2000 to January 2001. Prior to joining 24/7 Real Media Europe, Mr. Wagner was an operations analyst at PSINet Europe, an Internet services company, from 1998 to 2000. Mr. Wagner received a J.D. degree from Stanford Law School, an M.P.A. with a concentration in financial markets and analysis from Harvard University and a B.Mus. in music from Northwestern University, and is a member of the bars of New York and South Dakota.

        Jeffrey N. Marcus has served as our Chief Technology Officer since September 2004. From December 2000 to August 2004, Mr. Marcus served as Mirror Image Internet's Vice President, Operations and Streaming Media. Mr. Marcus served as Vice President, Global Networks of DoubleClick, Inc. from April 2000 to December 2000. From April 1995 to April 2000, Mr. Marcus held positions at KPMG, serving as Head of US National Networking and Telecommunications from 1995 to 1996 and as Senior Manager, Head of International Networking from 1996 to 2000. He also previously held positions at Global Enterprise Services, Inc., the United Parcel Service and International Business Machines. Mr. Marcus received a B.S. degree in Electrical Engineering from Stevens Institute of Technology.

        Keith Lambert has served as our President—Global Search Solutions since we acquired Decide Holdings Pty Limited in August 2004. Mr. Lambert served as CEO and co-founder of Decide since its inception in 1999 in Australia, establishing the business as the leading technology provider to the search marketing industry worldwide. From 1998 to 1999, Mr. Lambert worked in consulting positions for Internet-based companies including Top Jobs on the Net, Finance Asia and Australian Business Online. From 1996 to 1998, Mr. Lambert was General Manager of Market Realization for Yellow Pages.

        Jae Woo Chung has served as President—24/7 Real Media (Asia), focusing on rolling out our business throughout Asia, since January 2005 and served as President—Real Media Korea from April 1998 to December 2004. From April 1997 to February 1998, he worked as a senior consultant for LG EDS. Mr. Chung received a degree in Industrial Engineering from Hanyang University in South Korea and he a M.B.A. from Keio University in South Korea. He also studied at the Kellogg Graduate School of Business at Northwestern University as an exchange student.

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

        Tony Schmitz has been a director since August 2004. Mr. Schmitz has served as President of Pine Street Capital Partners, a venture capital fund, since September 2004. Mr. Schmitz also served as a consultant to our Company from November 2004 to December 2004 and served as Chief Technology Officer of our Company from January 2003 through October 2004. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly USWeb/CKS) from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies from June 1997 to June 1998 and as a principal at Reach Networks from 1988 to 1997. Mr. Schmitz obtained a B.S. in Business from the State University of New York at Albany.

        Arnie Semsky has been a director since June 1998. Mr. Semsky has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies and marketing and media service companies, for 20 years. Prior to that time, he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of Interep and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies, including Brandport.com. He received a B.A. degree in English from Pace University.

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

        Joseph Waechter resigned from our Board of Directors in December 2004.

COMMITTEES OF THE BOARD OF DIRECTORS

        We maintain the following committees established by the board of directors: the Compensation Committee and the Audit Committee. Both committees are comprised entirely of directors who may be classified as "independent" within the meaning of Rule 4200 of the NASD Marketplace Rules. The Audit Committee acts pursuant to a separate written charter, which was adopted and approved by the Board of Directors on February 24, 2004.

AUDIT COMMITTEE

        The members of our Audit Committee are Mr. Zammit (Chair), Mr. Perkins and Mr. Wuttke. The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Zammit is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Each of Mr. Zammit, Mr. Perkins and Mr. Wuttke is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The Audit Committee held four meetings during the year ended December 31, 2004.

COMPENSATION COMMITTEE

        The Compensation Committee, composed of Mr. Perkins, Mr. Semsky and Mr. Wuttke (Chair), directors who qualify as outside directors under Section 162(m) of the Code and as non-employee directors under Rule 16b-3(c) of the Exchange Act, annually approves the salaries and other benefits of our executive officers, including the Chief Executive Officer, and administers any of our non-stock based bonus or incentive compensation plans, excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. It also administers any of our stock-based incentive plans, including the 1998 and 2002 Stock Incentive Plans and is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Furthermore, the Compensation Committee consults with our management regarding pension and other benefit plans, and compensation policies and our practices. The Compensation Committee held three meetings during the year ended December 31, 2004.

Compensation Committee Interlocks And Insider Participation

        Each of Messrs. Perkins, Semsky, and Wuttke, the current members of the Compensation Committee, is an independent, outside director. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report Of The Compensation Committee Of The Board Of Directors

        The Compensation Committee determines our executive compensation policies. The Compensation Committee determines the compensation of our executive officers and approves and oversees the administration of our incentive compensation programs for all employees, including executive officers. The Compensation Committee has reviewed and is in accord with the compensation paid to our executive officers in 2004.

Compensation Policies And Programs

        Our compensation program is part of a company-wide program covering all employees. The program's goals are to attract, retain and motivate employees, and we utilize incentives such that employees and stockholders share the same risks. The compensation program is designed to link each employee's compensation to our performance. A portion of each employee's compensation relates to the grant of stock options, and such grants are based on the successful attainment of strategic corporate, business unit and individual goals. Grants of stock options are of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

        Executive and employee compensation includes salary, employment-related benefits and long-term incentive compensation:

        Salary.    Salaries are set competitively relative to comparable positions within and outside the Internet advertising industry. An individual's experience and performance are considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual and company goals.

        Benefits.    All employees are eligible for similar benefits, such as health and life insurance.

        Long-Term Incentive Compensation.    An incentive compensation program is established annually. The purpose of this program is to provide financial incentives to executives and employees to achieve annual corporate, business unit, and individual goals. The incentive program also aligns executive and employee interests with those of stockholders by using grants of stock options. Such grants vest over time thereby encouraging continued employment with us.

        Chief Executive Officer.    Mr. Moore's base salary for 2004 was set in accordance with his employment agreement and the amount of his annual incentive award for 2004 was based on the philosophy and programs described above. The fiscal 2004 annual incentive award principally reflected the achievement of a number of our company's 2004 business objectives and also included the Compensation Committee's subjective evaluation of Mr. Moore's performance during 2004.

        Policy With Respect To Compensation Deductibility.    Our policy with respect to the deductibility limit of Section 162(m) of the Code generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interest of us and our stockholders. However, we reserve the right to authorize the payment of non-deductible compensation if we deem that it is appropriate.

Compensation Of Directors

        All members of the Board of Directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 2002 Stock Incentive Plan. With regard to the compensation for Mr. Schmitz, we continue to vest and make available to Mr. Schmitz his existing stock options granted during his employment with the Company, which will fully vest at the end of 2006. Mr. Schmitz will not receive the stock options granted to the Board of Directors until his employee grants are fully vested. Through the 2004 Annual Meeting, each director was paid a cash fee of $6,000 for attending the meetings of the Board of Directors and was given a non-qualified option to purchase 3,333 shares of common stock at the fair market rate on the date of the grant. On January 1, 2005 each director was given a one-time grant of 15,000 options to purchase shares of common stock at the fair market rate on the date of the grant. Directors were also given an additional one-time grant of 5,000 options for each Committee membership and an additional one-time grant of 2,500 options for each Committee chairmanship, to purchase shares of common stock at the fair market rate on the date of the grant. These one-time grants vested immediately. On a going forward basis there will be no more cash fees and each director will be awarded 20,000 options, an additional 5,000 options for each Committee membership and an additional 2,500 options for each Committee chairmanship, on the date of each Annual Meeting of Stockholders to purchase shares of common stock at the fair market value on the date of grant, prorated for directors who have served for less than one year since their initial grant. These grants shall vest in three equal annual installments.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

        Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. In mid-2003, the Securities and Exchange Commission amended its rules to require that substantially all Section 16 reports be filed within two days of a reportable event, and that all filings be effected through the Commission's EDGAR filing system. Based on materials provided to us, all such required reports were filed on a timely basis in 2004, except that a Form 4 was filed seven days after the transaction for each of David J. Moore, Mark E. Moran, David B. Hills, Jonathan K. Hsu, Douglas C. Wagner and Christopher J. Wagner in connection with their sale of shares of our common stock in our March 2004 Secondary Offering, which had previously been reported on a Form S-3, and approximately thirty days after the transaction for each of Arnie Semsky, Joseph W. Waechter and Moritz F. Wuttke in connection with their sale of shares of our common stock in our March 2004 Secondary Offering. A Form 4 was also filed approximately thirty days after the transaction for David J. Moore in connection with a gift of our common stock. Many of these filings were delayed in large part due to delays in obtaining EDGAR identification codes for the filers on a timely basis.

CODE OF ETHICS

        Our statement of business conduct and code of ethics, which have been authorized by our Board of Directors, can be found on our website http://www.247realmedia.com/about/247RM  Code-of-Conduct.pdf and a copy will be provided to any person without charge, upon request. The statement and code is applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions. If we make any amendments to the code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

EXECUTIVE COMPENSATION

        The following table provides information about the compensation paid or payable by us for each of the last three fiscal years for services rendered in all capacities to our Chief Executive Officer and each of our four most highly compensated executive officers who earned more than $100,000 in 2004 and who served as executive officers at the end of 2004.

		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Annual Salary		Bonus		Other Compensation		Securities Underlying Options(#)	All Other Compensation
David J. Moore Chief Executive Officer(1)	2004 2003 2002	$ $ $	270,450 262,573 254,925	$ $ $	296,595 421,701 286,648	$ $ $	— — 208,750	120,000 164,130 345,250	$ $ $	— — —
Jonathan K. Hsu Chief Financial Officer(2)	2004 2003 2002	$ $ $	200,000 176,750 159,668	$ $ $	116,260 135,777 60,209	$ $ $	— — —	80,000 99,412 60,000	$ $ $	— — —
Mark E. Moran General Counsel(3)	2004 2003 2002	$ $ $	185,658 180,250 163,332	$ $ $	91,260 164,370 89,002	$ $ $	— — 48,281	80,000 95,147 149,781	$ $ $	— — —
Christopher J. Wagner Chief Executive Officer—Europe(4)	2004 2003 2002	$ $ $	195,638 195,027 158,990	$ $ $	89,400 36,797 23,434	$ $ $	— — —	80,000 102,336 78,516	$ $ $	— — —
David B. Hills President—Media Solutions(5)	2004 2003	$ $	184,183 83,651	$ $	114,714 111,328	$ $	— —	30,000 70,000	$ $	— —

(1)
A portion of Mr. Moore's base salary and bonuses for 2002 through 2004 were paid in shares of our common stock.

(2)
A portion of Mr. Hsu's base salary and bonuses for 2002 through 2004 were paid in shares of our common stock.

(3)
A portion of Mr. Moran's base salary and bonuses for 2002 through 2004 were paid in shares of our common stock.

(4)
Mr. Wagner was named an executive officer in 2003; a portion of Mr. Wagner's base salary for 2002 through 2004 was paid in shares of our common stock. Mr. Wagner is paid in Swiss francs; therefore the above amounts reflect an approximate conversion into U.S. dollars based on the monthly conversion rates through the year.

(5)
Mr. Hills joined us on August 13, 2003; a portion of Mr. Hills' base salary and bonuses for 2003 and 2004 were paid in shares of our common stock; Mr. Hills terminated his employment on October 22, 2004.

Grant of Options

        The following table contains information concerning the grant of options to each of our executive officers during the year ended December 31, 2004. We did not grant any stock appreciation rights in 2004.

	Individual Grants
		% of Total Options Granted to Employees in Fiscal Year(2)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	# of Securities Underlying Options Granted (#)(1)
Name			Exercise Price ($/Share)	Expiration Date(3)
					5%	10%
David J. Moore	120,000	5.9%	$6.70	1/2/14	$505,631	$1,281,369
Jonathan K. Hsu	80,000	3.9%	$6.70	1/2/14	$337,088	$854,246
Mark E. Moran	80,000	3.9%	$6.70	1/2/14	$337,088	$854,246
Christopher J. Wagner	80,000	3.9%	$6.70	1/2/14	$337,088	$854,246
David B. Hills	30,000	1.5%	$6.70	1/2/14	$126,408	$320,342

(1)
All options were granted pursuant to the 1998 or 2002 Stock Incentive Plans.

(2)
The total number of options granted to directors and employees in 2004 was 2,043,654.

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

        The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 2004 and the value of outstanding and unexercised options held as of December 31, 2004. There were no stock appreciation rights exercised during 2004 and none were outstanding as of December 31, 2004.

Aggregated Option Exercises During Year Ended December 31, 2004
And Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2004
					Value of Unexercised In- The-Money Options at December 31, 2004(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Moore	—	$—	706,885	6,000	$1,669,051	$19,081
Jonathan K. Hsu	40,000	$179,600	199,413	—	$380,671	$—
Mark E. Moran	—	$—	354,182	10,001	$764,914	$31,802
Christopher J. Wagner	—	$—	234,185	26,667	$492,542	$84,801
David B. Hills(2)	—	$—	—	—	$—	$—

(1)
Based on the closing market price of the common stock as reported by NASDAQ on December 31, 2004 of $4.33 per share.

(2)
Mr. Hills' unexercised options expired on the day he terminated his employment with the Company in October 2004.

Employment Agreements

        We have entered into employment agreements providing for annual compensation in excess of $100,000 with certain of our executive officers. The material terms of the employment agreements generally are as follows:

  i.
  the employment agreements continued until terminated by either party;

  ii.
  during the employment term and thereafter, we will indemnify the executive to the fullest extent permitted by law, in connection with any claim against such executive as a result of such executive serving as one of our officers or directors or in any capacity at our request in or with regard to any other entity, employee benefit plan or enterprise;

  iii.
  any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) will be settled exclusively by arbitration; and

  iv.
  we may terminate the agreement at any time with or without cause (as defined in the agreement) and, if an executive is terminated without cause (including our giving notice of non-renewal), he will receive severance pay and bonus, plus continued medical benefits generally for a period equal to one or two times the severance period.

        Our employment agreement with David J. Moore provides for an annual base salary of $270,450 and a target bonus of $325,000 for 2005. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to his annual base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination. If termination is result of the result of Mr. Moore's death or disability, we will pay his estate an amount equal to two years' base salary at his then current rate of pay, plus the maximum bonus for which he is eligible during the fiscal year or termination.

        Our employment agreement with Jonathan K. Hsu provides for an annual base salary of $200,000 and a target bonus of $100,000 for 2005. If we terminate Mr. Hsu without cause, he is entitled to receive severance pay in an amount equal to six month's of his base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Mark E. Moran provides for an annual base salary of $185,658 and a target bonus of $100,000 for 2005. If we terminate Mr. Moran without cause, he is entitled to receive severance pay in an amount equal to 4.5 months of his base salary, plus three-eighths of the maximum bonus for which he is eligible during the fiscal year of termination. If termination is the result of Mr. Moran's death or disability, we will pay to his estate an amount equal to nine months' base salary at his then current rate of pay, plus three-quarters of the maximum bonus for which he is eligible during the fiscal year of termination.

        Our employment agreement with Jeffrey N. Marcus provides for an annual base salary of $175,000 and a target bonus of $50,000 for 2005. If we terminate Mr. Marcus without cause, he is entitled to receive severance pay in an amount equal to three months' of his base salary.

        Our employment agreement with Keith Lambert provides for an annual base salary of AU$ 220,000. We may terminate Mr. Lambert's employment upon 30 days' written notice of termination or upon making a payment of base salary in lieu of such notice.

        Our employment agreement with Jae Woo Chung provides for an annual base salary of $131,250 and a target bonus of $50,000 for 2005. If we terminate Mr. Chung without cause, he is entitled to receive severance pay in an amount equal to three months' of his base salary.

        Our employment agreement with Christopher J. Wagner provides for an annual base salary of CHF 261,885 and a target bonus of CHF 125,000 for 2005. We may terminate Mr. Wagner's employment upon six months' notice of termination or upon making a payment of base salary in lieu of such notice.

STOCK INCENTIVE PLANS

1998 Stock Incentive Plan, 2002 Stock Incentive Plan For Non-Officers, and 2002 Stock Incentive Plan

Background; Purpose; Eligibility.

        The following provisions are applicable to our 1998 and 2002 Stock Incentive Plans and 2002 Stock Incentive Plan for Non-Officers, except as noted, and are intended only as a summary. The incentive plans are intended (i) to offer our employees and consultants and those of our subsidiaries (within the meaning of Section 424 of the Internal Revenue Code) stock-based incentives and other equity-based awards, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and our stockholders and (ii) to offer equity-based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders.

        All of our employees and consultants are eligible to be granted nonqualified stock options, stock appreciation rights and restricted stock. In addition, our employees and employees of our subsidiaries are eligible to be granted incentive stock options under the 2002 Stock Incentive Plan. Our non-employee directors are eligible to receive non-discretionary grants of nonqualified stock options and to receive grants of common stock for each meeting of the Board of Directors or a committee of the Board attended.

Administration.

        The incentive plans are administered by the Compensation Committee of our Board of Directors, except that with respect to awards to non-employee directors, the 2002 Stock Incentive Plan is administered by the Board of Directors. Additionally, if no compensation committee exists which has the authority to administer the 2002 Stock Incentive Plan, the functions of the Compensation Committee will be performed by the Board of Directors. The Compensation Committee has full authority and discretion, subject to the terms of the incentive plans, to determine who is eligible to receive awards and the amount and type of awards. Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plans may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plans expire no more than ten years from the date of grant.

Available Shares And Other Units.

        A maximum of 2,277,309 and 8,774,219 shares of common stock may be issued pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 500,000. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. Each of the 1998 and the 2002 Plan allows for an automatic increase in the shares available for issuance thereunder on the first trading day of each calendar year, beginning with 2002 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 600,000 shares in any given year.

Amendment And Termination.

        Notwithstanding any other provision of the 2002 Stock Incentive Plan, the Board of Directors may at any time amend any or all of the provisions of the 2002 Stock Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise; provided, however, that, unless otherwise required by law or specifically provided in the 2002 Stock Incentive Plan, the rights of a participant with respect to awards granted prior to such amendment, suspension or termination may not be impaired without the consent of such participant and in accordance with the laws of the State of Delaware, to the extent required under Section 162(m) of the Internal Revenue Code, or to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code, no amendment may be made which would: (i) increase the aggregate number of shares of common stock that may be issued; (ii) increase the maximum individual participant share limitations for a fiscal year; (iii) change the classification of employees or consultants eligible to receive awards; (iv) decrease the minimum exercise price of any stock option or SAR; (v) extend the maximum option term; (vi) change rights under the 2002 Stock Incentive Plan with regard to non-employee directors; or (vii) require stockholder approval in order for the 2002 Stock Incentive Plan to continue to comply with the applicable provisions of Section 162(m) of the Internal Revenue Code or, to the extent applicable to incentive stock options, Section 422 of the Internal Revenue Code.

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

Change of Control

        The Stock Incentive Plan provides that, unless otherwise provided at the time of grant, all stock incentives granted under the Plan shall fully vest upon the occurrence of certain events constituting a change of control of the Company. It has generally been the practice of the Company since 2000 to provide that stock incentives shall not vest upon a change of control, unless the grantee's employment is terminated, or constructively terminated, involuntarily, including as a result of death or disability, in the two years following the change in control.

Accelerated Vesting of Options

        In October 2004, the Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price per share of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately. Based on the closing price of the stock, at the time of acceleration none of the options had economic value. Under the recently revised Financial Accounting Standards Board Statement No. 123, Share-Based Payment, the Company will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005. As a result of the acceleration, the company expects to reduce the stock option expense it otherwise would be required to record by approximately $5.3 million on a pre-tax basis.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2005, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and named executive officers; and (iii) our current directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
Executive Officers and Directors
David J. Moore(2)	1,644,707	3.6%
Robert J. Perkins(3)	28,056	*
Tony Schmitz(4)	107,250	*
Arnie Semsky(5)	30,245	*
Moritz F. Wuttke(6)	29,306	*
Valentine J. Zammit(7)	121,641	*
Jonathan K. Hsu(8)	427,814	*
Mark E. Moran(9)	516,260	1.1%
Christopher J. Wagner(10)	368,162	*
All current directors and officers as a group (9 persons)(11)	3,273,441	6.9%
Beneficial Holders of 5% or more
Joseph Waecther and Sunra Capital Holdings Limited(12)	4,450,703	9.9%
Hunter Global Investors Fund L.P.(13)	2,701,888	6.1%
PubliGroupe USA Holding, Inc.(14)	2,509,104	5.6%
Riverview Group LLC(15)	2,450,773	5.5%
RS Investment Management Co. LLC(16)	2,409,272	5.4%
Barclays Global Investors, NA(17)	2,382,372	5.3%

*
Represents less than 1% of the outstanding common stock.

(1)
Percentage is based on total outstanding shares of common stock of 44,830,431 as of February 28, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of February 28, 2005 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 132 W. 31st Street, New York, NY 10001.

(2)
Includes (i) 42,293 shares of common stock held by a family trust and other trusts held for the benefit of Mr. Moore's family members, beneficial ownership of which is disclaimed by Mr. Moore; Mr. Moore's wife is the co-trustee of each such trust; (ii) 206,971 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (iii) 20,697 shares of common stock issuable upon exercise of warrants; and (iv) vested options to purchase 959,885 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 253,000 shares of common stock not exercisable within 60 days of February 28, 2005. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(3)
Includes vested options to purchase 28,056 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 16,946 shares of common stock not exercisable within 60 days of February 28, 2005.

(4)
Includes (i) 8,279 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 828 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 90,083 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 80,001 shares of common stock not exercisable within 60 days of February 28, 2005. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(5)
Includes vested options to purchase 30,245 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 14,446 shares of common stock not exercisable within 60 days of February 28, 2005.

(6)
Includes vested options to purchase 29,306 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 18,196 shares of common stock not exercisable within 60 days of February 28, 2005. Mr. Wuttke is an officer of PubliGroupe, SA, the parent company of PubliGroupe USA Holding, Inc. Mr. Wuttke disclaims beneficial ownership over shares held by PubliGroupe USA Holding, Inc.

(7)
Includes (i) 82,788 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 8,279 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 20,139 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 17,918 shares of common stock not exercisable within 60 days of February 28, 2005. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants are subject to anti-dilution adjustments.

(8)
Includes vested options to purchase 399,413 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 200,000 shares of common stock not exercisable within 60 days of February 28, 2005.

(9)
Includes vested options to purchase 459,182 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 105,000 shares of common stock not exercisable within 60 days of February 28, 2005.

(10)
Includes (i) 16,558 shares of common stock issuable upon conversion of shares of Series C Preferred Stock; (ii) 1,656 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 340,852 shares of common stock exercisable within 60 days of February 28, 2005. Excludes unvested options to purchase 120,000 shares of common stock not exercisable within 60 days of February 28, 2005. The number of shares of common stock issuable upon conversion of shares of Series C Preferred Stock and upon exercise of such warrants is subject to anti-dilution adjustments.

(11)
Includes or excludes, as the case may be, shares as described in the above footnotes.

(12)
The address of Sunra Capital Holdings Limited ("Sunra") is c/o California Pacific Capital LLC, 50 California Street, Suite 1500, San Francisco, CA 94111. Joseph Waechter is the President of Sunra and votes Sunra's shares as well as his own shares. Includes (i) 3,954,243 shares of common stock held by Sunra; (ii) 480,695 shares of common stock held by the Joseph W. Waechter and Anita A. Waechter Revocable Trust dated June 10, 1998; (iii) 5,218 shares held by Joseph Waechter; and (iv) vested options to purchase 10,556 shares of common stock exercisable within 60 days of February 28, 2005. As a result of an agreement between us and Sunra entered into to assure compliance with Nasdaq's voting rights requirements set forth in Nasdaq Marketplace Rule 4351, 172,528 of the shares held by Sunra will be voted by us on all matters presented to the stockholders in the same proportion as all other shares of common stock voted on all matters.

(13)
The address of Hunter Global Investors LP is 485 Madison Avenue, New York, NY 10022.

(14)
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

(15)
The address of Riverview Group LLC is c/o Millennium Management, LLC, 666 Fifth Avenue, New York, NY 10103. Includes (i) 1,714,286 shares of common stock issuable upon conversion of our 2% subordinated convertible debentures; (ii) 360,564 shares of common stock issuable upon exercise of warrants; and (iii) ten shares of common stock held by Millenco, LP.

(16)
The address of RS Investment Management Co. LLC is 388 Market Street, San Francisco, CA 94111.

(17)
The address of Barclays Global Investors is 45 Fremont Street, San Francisco, CA 94105.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2004 with respect to shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding potions, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity Compensation Plans approved by security holders	4,491,929	$6.62	5,425,487
Equity Compensation Plans not approved by security holders	—	—	—

Total	4,491,929	$6.62	5,425,487

COMPARISON OF CUMULATIVE TOTAL RETURNS*
AMONG 24/7 REAL MEDIA, INC., THE NASDAQ STOCK MARKET
INDEX AND A PEER GROUP

        The graph below shows the cumulative total return on an investment of $100 assumed to have been made on August 13, 1998, our initial public offering date, in the Company's Common Stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Stock Market Index, and (b) in our peers with which the Company is sometimes compared.

        Total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid. No cash dividends were paid on the Company's Common Stock during the periods presented.

        The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be "soliciting material" or to be "filed" with the

Securities and Exchange Commission or subject to Regulations 14A and 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

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

        Tony Schmitz, a member of our Board of Directors, was an employee of the Company through October 2004. Mr. Schmitz served as a consultant for us from November 2004 through December 2004 for a fee of $10,000 per month. The Company continues to vest and make available to Mr. Schmitz his existing stock options granted while he was an employee, which will fully vest at the end of 2006. Mr. Schmitz will not receive the stock options granted to the Board of Directors until his employee grants are fully vested.

        In 2004, the Company paid a total of $200,000 to the law firm of Moran & d'Arcambal for legal services, and is continuing to utilize Moran & d'Arcambal for legal services in 2005. Two immediate family members of Mark E. Moran, our Executive Vice President and General Counsel, have a material interest in the law firm of Moran & d'Arcambal.

        During 2004 and 2003, there were no other transactions or series of transactions that we were or are a party to in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following is a summary of the fees billed to us by Goldstein Golub Kessler LLP, our principal accountant, for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees(1)	$440,000	$195,340
Audit-Related Fees(2)	190,507	30,058
Tax Fees(3)	—	—
All Other Fees(4)	28,083	2,338

	$658,590	$227,736

(1)
Audit Fees.    Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goldstein Golub Kessler LLP in connection with statutory and regulatory filings or engagements, including Sarbanes-Oxley.

(2)
Audit-Related Fees.    Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include due diligence in connection with acquisitions and consultations and consents in connection with registered offerings of common stock.

(3)
Tax Fees.    Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

(4)
All Other Fees.    Consists of fees for management advisory services other than the services reported above.

        Our previous principal accountant, KPMG LLP, billed us $100,000 and $80,000 for consents for the fiscal years ended December 31, 2004 and 2003, respectively.

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

        No non-audit-related fees, tax fees, and all other fees were approved by our Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

        The audit reports issued by Goldstein Golub Kessler LLP, dated March 1, 2005, on the consolidated financial statements of the Registrant as of December 31, 2004 and December 31, 2003 and for the three years in the period ended December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

        During the two most recent fiscal years there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The Audit Committee has determined that the provision of services rendered above for "All Other Fees" is compatible with maintaining Golstein Golub Kessler LLP's independence.

        Goldstein Golub Kessler LLP has a continuing relationship with American Express Tax and Business Services Inc. (TBS) from which it leases auditing staff who are full-time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, Goldstein Golub Kessler LLP has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of Goldstein Golub Kessler LLP. Goldstein Golub Kessler LLP manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
(1)   See Index to Consolidated Financial Statements immediately following Exhibit Index on page F-1.

(a)
(2)   Financial Statement Schedules:
All other schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in the financial statements or the notes thereto.

(a)
(3)   Exhibits. See Exhibit Index immediately following certification on signature pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

        We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 1, 2005

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2004		December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents		$27,690	$21,645
Short-term investments		3,876	—
Accounts receivable, less allowances of $1,727 and $971, respectively		28,224	11,603
Prepaid expenses and other current assets		2,710	1,669

Total current assets		62,500	34,917
Property and equipment, net		4,783	2,862
Goodwill		34,573	2,621
Intangible assets, net		12,676	3,352
Other assets		6,866	2,428

Total assets	. $	121,398	$46,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		$16,425	$6,266
Accrued liabilities		11,808	10,086
Deferred revenue		3,222	2,544
Subordinated convertible debentures, 2%, due 2006		7,500	—

Total current liabilities		38,955	18,896
Subordinated convertible debentures, 2%, due 2006		6,431	13,320
Warrant liability		516	3,595
Other long-term liabilities		228	332

Total liabilities		46,130	36,143
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 78,000 and 828,500 shares issued and outstanding, respectively (liquidation preference of $10 per share)		1	8
Common stock; $.01 par value; 350,000,000 shares authorized; 44,797,067 and 23,367,421 shares issued and outstanding, respectively		448	234
Additional paid-in capital		1,173,765	1,106,984
Deferred stock compensation		(17)	(257)
Accumulated other comprehensive income		1,463	305
Accumulated deficit		(1,100,392)	(1,097,237)

Total stockholders' equity		75,268	10,037

Total liabilities and stockholders' equity		$121,398	$46,180

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years ended December 31,
	2004	2003	2002
Revenues:
Media	$49,879	$23,562	$20,518
Search	16,439	10,342	8,282
Technology	18,937	15,277	13,758

Total revenues	85,255	49,181	42,558

Cost of revenues:
Media	35,197	14,676	13,692
Search	10,571	6,947	5,629
Technology (exclusive of $0, $31, and $7 reported below as stock-based compensation)	3,462	4,032	3,448

Total cost of revenues	49,230	25,655	22,769

Gross profit	36,025	23,526	19,789

Operating expenses:
Sales and marketing (exclusive of $250, $339, and $68, respectively, reported below as stock-based compensation)	16,647	12,584	12,675
General and administrative (exclusive of $284, $803, and $2,665, respectively, reported below as stock-based compensation)	14,226	10,865	14,212
Product development (exclusive of $4, $143, and $50, respectively, reported below as stock-based compensation)	4,540	3,100	3,924
Amortization of intangible assets and deferred financing costs	4,331	2,724	2,057
Stock-based compensation	538	1,316	2,790
Restructuring costs	841	1,651	2,048
Impairment of intangible assets	896	1,321	—
Impairment of property and equipment	787	—	—
Loss on sale of non-core assets, net	—	—	327

Total operating expenses	42,806	33,561	38,033

Loss from operations	(6,781)	(10,035)	(18,244)
Interest expense, net	(463)	(343)	(268)
Change in fair value of warrant liability	2,040	—	—
Gain on legal settlement	2,896	—	—
Impairment of investments	(1,052)	—	—
Other income (expense), net	228	(1,601)	1,013

Loss before provision for income taxes	(3,132)	(11,979)	(17,499)
Provision for income taxes	(23)	(37)	—

Net loss	$(3,155)	$(12,016)	$(17,499)

Dividends on preferred stock	(306)	(617)	(189)
Preferred stock conversion discount	—	(1,780)	(6,628)

Net loss attributable to common stockholders	$(3,461)	$(14,413)	$(24,316)

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.86)	$(2.29)

Weighted average shares outstanding used basic and diluted net loss per share	35,373,973	16,817,502	10,600,191

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock Voting
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2001	—	—	9,906,425	$99	$1,070,799
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	76,140	1	87
Issuance of preferred stock, Series A and warrants	800,000	8	—	—	5,778
Issuance of common stock for acquired business	125,000	1	820,000	8	3,172
Issuance of common stock and options to employees	—	—	1,035,754	10	2,238
Preferred stock conversion discount	—	—	—	—	6,628
Vesting of restricted common stock	—	—	5,650	—	—
Forfeiture of unvested options	—	—	—	—	(22)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2002	925,000	$9	11,843,969	$118	$1,088,680
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	695,760	7	942
Conversion of warrants into common stock	—	—	1,538,697	16	7,562
Issuance (cost) of preferred stock, Series C and warrants	718,250	7	—	—	(546)
Issuance of common stock for acquired business	—	—	705,219	7	1,086
Conversion of preferred stock	(815,000)	(8)	6,995,490	70	(62)
Issuance of restricted stock	—	—	—	—	310
Issuance of common stock to employees	—	—	598,861	6	711
Preferred stock conversion discount	—	—	—	—	1,780
Vesting of restricted common stock	—	—	29,425	—	(1)
Retirement of debt	—	—	960,000	10	6,522
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2003	828,250	$8	23,367,421	$234	$1,106,984
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	657,141	7	835
Conversion of warrants into common stock	—	—	7,260	—	74
Renegotiation of warrant liability	—	—	—	—	966
Issuance of common stock	—	—	6,760,000	68	37,179
Issuance of common stock for acquired businesses	—	—	6,590,707	66	27,182
Conversion of preferred stock	(750,250)	(7)	7,306,668	73	(66)
Issuance of common stock to employees	—	—	82,538	—	625
Vesting of restricted common stock	—	—	25,332	—	(14)
Amortization of deferred stock compensation	—	—	—	—	—

Balance as of December 31, 2004	78,000	$1	44,797,067	$448	$1,173,765

See accompanying notes to consoldiated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS—CONTINUED

(in thousands, except share data)

	Deferred Stock Compensation	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2001	$(670)	$(62)	$(1,059,314)	$10,852
Net loss	—	—	(17,499)	(17,499)
Cumulative foreign currency translation	—	420	—	420

Comprehensive loss				(17,079)

Exercise of stock options	—	—	—	88
Issuance of preferred stock, Series A and warrants	—	—	—	5,786
Issuance of common stock for acquired business	—	—	—	3,181
Issuance of common stock and options to employees	—	—	—	2,248
Preferred stock conversion discount	—	—	(6,628)	—
Vesting of restricted common stock	—	—	—	—
Forfeiture of unvested options	22	—	—	—
Amortization of deferred stock compensation	439	—	—	439

Balance as of December 31, 2002	$(209)	$358	$(1,083,441)	$5,515
Net loss	—	—	(12,016)	(12,016)
Cumulative foreign currency translation	—	(53)	—	(53)

Comprehensive loss				(12,069)

Exercise of stock options	—	—	—	949
Conversion of warrants into common stock	—	—	—	7,578
Issuance (cost) of preferred stock, Series C and warrants	—	—	—	(539)
Issuance of common stock for acquired business	—	—	—	1,093
Conversion of preferred stock	—	—	—	—
Issuance of restricted stock	(310)	—	—	—
Issuance of common stock to employees	—	—	—	717
Preferred stock conversion discount	—	—	(1,780)	—
Vesting of restricted common stock	—	—	—	(1)
Retirement of debt	—	—	—	6,532
Amortization of deferred stock compensation	262	—	—	262

Balance as of December 31, 2003	$(257)	$305	$(1,097,237)	$10,037
Net loss	—	—	(3,155)	(3,155)
Cumulative foreign currency translation	—	1,158	—	1,158

Comprehensive loss				(1,997)

Exercise of stock options	—	—	—	842
Conversion of warrants into common stock	—	—	—	74
Renegotiation of warrant liability	—	—	—	966
Issuance of common stock	—	—	—	37,247
Issuance of common stock for acquired businesses	—	—	—	27,248
Conversion of preferred stock	—	—	—	—
Issuance of common stock to employees	—	—	—	625
Vesting of restricted common stock	—	—	—	(14)
Amortization of deferred stock compensation	240	—	—	240

Balance as of December 31, 2004	$(17)	$1,463	$(1,100,392)	$75,268

See accompanying notes to consoldiated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(3,155)	$(12,016)	$(17,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,829	2,352	3,511
Provision for doubtful accounts and sales reserves	1,063	169	(77)
Loss on disposal of fixed assets	—	70	—
Impairment of property and equipment	787	—	—
Amortization of intangible assets and deferred financing costs	4,331	2,724	2,057
Amortization of warrants	611	153	—
Non-cash compensation	538	1,316	2,790
Impairment of intangible assets	896	1,321	—
Accrued interest on notes payable	151	246	342
Change in fair value of warrant liability	(2,040)	—	—
Gain from legal settlement	(2,896)	—	—
Impairment of investments	1,052	—	—
Loss on sale of assets, net	—	—	327
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(10,995)	(1,973)	(99)
Prepaid assets and other current assets	(1,397)	550	378
Notes and amounts receivable from disposition	510	612	253
Other assets	(5,239)	123	610
Accounts payable and accrued liabilities	2,774	(157)	(6,503)
Deferred revenue	474	(246)	326

Net cash used in operating activities	(10,706)	(4,756)	(13,584)

Cash flows from investing activities:
Cash (paid for) acquired in acquisitions, net	(17,663)	(150)	1,190
Capital expenditures, including capitalized software	(2,713)	(1,252)	(1,303)
Cash paid for investment	(2,032)	(50)	—
Proceeds from sale of non-core assets, net of expenses	—	—	3,775

Net cash (used in) provided by investing activities	(22,408)	(1,452)	3,662

Cash flows from financing activities:
Proceeds from issuance of common stock, net	37,247	—	—
Proceeds from exercise of stock options and conversion of warrants	840	1,196	88
Payment of capital lease obligations	(86)	(48)	(41)
Proceeds from issuance of preferred stock, net	—	6,749	7,155
Proceeds from issuance of subordinated convertible debentures, net	—	13,845	—
Retirement of notes payable	—	(1,510)	—
Issuance of notes payable	—	—	3,000

Net cash provided by financing activities	38,001	20,232	10,202

Net change in cash and cash equivalents	4,887	14,024	280
Effect of foreign currency on cash	1,158	(53)	420
Cash and cash equivalents at beginning of year	21,645	7,674	6,974

Cash and cash equivalents at end of year	$27,690	$21,645	$7,674

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1—ORGANIZATION AND OPERATIONS OF THE COMPANY

        24/7 Real Media, Inc. (the "Company") together with its subsidiaries offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers. The Company's products and services include Web representation, search marketing services, advertisement serving and targeting, analytics and audience management. As of December 31, 2004, the Company principally operated in North America, Europe, South Korea and Australia and provided the following products and services:

  •
  Media Solutions ("Media"), collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

  •
  Search Solutions ("Search") primarily consisting of full budget management services including a paid inclusion service for advertisers and pay-per-click bid management, optimization services for advertisers and search engines and consulting services including natural search engine optimization services designed to help advertisers promote their Web site in or in association with relevant search results displayed by the Company's partner search engines and to optimize their search marketing budgets.

  •
  Technology Solutions ("Technology") primarily consisting of Open AdStream and Open Advertiser Internet advertising delivery and management software and services, the Insight XE web analytics and audience management software and services and the Insight ACT behavioral targeting service. The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition. The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company's results, as the minority interest holder has no obligation to provide further financing to the subsidiary. The Company does not have significant minority interest holders. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(d)
Cash and Cash Equivalents

        The Company considers all highly liquid securities, with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts. At December 31, 2004 and 2003, the Company maintained $0.6 million and $0.3 million, respectively, in letters of credit, primarily related to office leases, which are secured by cash. Letters of credit expiring within one year is classified are other current assets and maturities greater than one year are classified as other assets on the consolidated balance sheet.

(e)
Investments

        Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. The Company classifies the marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in impairment of investments.

        Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company's stock and does not have the ability to exercise significant influence are accounted for on the cost basis. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary.

(f)
Accounts Receivable

        Accounts receivable are recorded at the invoiced amount net of allowance for doubtful accounts and sales allowance. The Company does not require collateral. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers. The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss.

        As a normal part of the business, the Company has receivables that are invoiced in the month following the completion of the earnings process. All unbilled receivables are billed within 30 days after each month-end. Unbilled receivables are included in accounts receivable on the consolidated balance sheets and amounted to approximately $5.8 million and $4.4 million for the years ended December 31, 2004 and 2003, respectively.

(g)
Concentrations

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and debentures. The fair value of cash equivalents and accounts receivable instruments approximate their financial statement amount because of the short-term maturity of these instruments. The fair value of the debentures approximates their financial statement carrying value based on interest rates for similar borrowing. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in North America, Europe, South Korea and Australia. To appropriately manage credit risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required. The Company maintains reserves for estimated credit losses and these losses have generally been within management's expectations.

        At times, cash may exceed the federally insured limits. In addition, the majority of the Company's cash is managed by one financial institution.

        No single customer accounted for greater than 10% of net revenues for the year ended December 31, 2004, 2003 and 2002.

        Primarily all of the Media revenue is generated from advertising inventory provided by partner Web sites. Primarily all of the Search revenue is generated from search engine distribution partners. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. In 2004, approximately 13.5% of revenue was derived from advertising inventory provided by Daum Communications Corp, which also owns Lycos, Inc. and is included in the Media segment. The majority of Search revenue is generated from relationships with two major search engine distribution partners. On a geographic basis, we may also experience signification concentration among our customers or partners.

(h)
Property and Equipment; Capitalized Software

        Property and equipment are recorded at cost and are usually depreciated using the straight-line method over the shorter of the estimated useful lives of the related assets, generally three to five years, or the lease term.

        Cost of software developed or obtained for internal use is accounted for in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred to develop or obtain software for internal use are capitalized during the application development stage. Costs incurred during the post-implementation or operation stage are expensed as incurred. The capitalized cost of internal use software is charged over the estimated useful life of two to three years.

        As required by SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. Capitalized software is depreciated using the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the software, generally four years.

(i)
Business Combinations

        The Company's acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company allocates the purchase price to tangible and intangible assets and records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Intangible assets include trademarks, customer relationships, acquired technology and a covenant not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally four to seven years.

(j)
Impairment of Long-Lived Assets

        Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset.

(k)
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

(l)
Foreign Currency Translation

        Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Translation adjustments are recorded as a separate component of stockholders' equity. Gains or losses from foreign currency transactions included in the consolidated statements of operations amounted to approximately $94,000, $8,000 and $5,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(m)
Revenue Recognition; Cost of Revenues; Deferred Revenue

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

Search

        Search revenues are derived from attracting clicks on client advertisers Web listings in search results. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to search engine distribution partners, which have contracted with the Company, in the period the clicks occur. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

        In specific circumstances, when the Company provides search marketing services as an agent for a fixed commission, or otherwise in transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis.

Technology

        Technology revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with SOP No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. Revenue from advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the term of the agreement, which typically does not exceed one year.

        Expenses from the Company's Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Deferred Revenue

        Revenues that are billed or collected in advance of services being completed are deferred until the conclusion of the period of the service for which the advance billing or collection relates. Deferred revenues are included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company's deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services.

(n)
Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and Financial Accounting Standards Board ("FASB") interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
	(in thousands, except per share amounts)
Net loss:
As reported	$(3,155)	$(12,016)	$(17,499)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	8,813	4,243	15,169

Pro forma	(11,968)	(16,259)	(32,668)

Net loss per share:
As reported	$(0.10)	$(0.86)	$(2.29)
Pro forma	(0.34)	(1.10)	(3.72)

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

        In October 2004, the Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price per share of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately. Based on the closing price of the stock at the time of acceleration, none of the options had economic value. Under the recently revised SFAS 123, Share-Based Payment ("SFAS 123R"), the Company will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005. As a result of the acceleration, the Company expects to reduce the stock option expense it otherwise would be required to record by approximately $5.3 million on a pre-tax basis.

        The per share weighted-average fair value of stock options granted during 2004, 2003, and 2002 is $4.58, $1.15, and $0.95, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.41%	1.46%	1.48%
Expected life (in years)	2.7	2.4	4.0
Volatility	131%	133%	97%

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

(o)   Restructuring Estimates

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

(p)   Warrant Liability

        Warrant liability is presented in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company's Own Stock. EITF 00-19 requires freestanding contracts that are settled in a Company's own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The classification of a contract should be reviewed at each balance sheet date.

(q)   Advertising Costs

        Cost of advertising and promoting the Company's products and services are expensed as incurred. Such costs are included in sales and marketing on the statement of operations and total approximately $1.1 million, $0.9 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(r)   Basic and Diluted Net Loss Per Share

        Net loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Potential common shares consist of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of restricted stock (using the treasury stock method) and the conversion of subordinated convertible debentures and preferred stock (using the if-converted method).

        Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the years ended December 31, 2004, 2003, and 2002 does not include the effects of options to purchase 4.5 million, 3.4 million, and 2.5 million shares of common stock, respectively; 0.6 million, 0.6 million, and 1.7 million common stock warrants, respectively; 10,000, 40,000 shares and 6,400 shares of unvested restricted stock, respectively; 0.6 million, 8.0 million and 9.0 million shares of preferred stock, respectively; and 1.7 million shares of common stock in 2004 and 2003 related to the subordinated convertible debentures, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.

(s)   Recent Accounting Pronouncements

Share-Based Compensation

        In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment ("SFAS 123R"), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (July 1, 2005 for the Company) and applies to all awards granted or modified after the effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards' grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.

        The Company expects that upon the adoption of SFAS 123R it will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, the Company's financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on its financial statements or its results of operations in 2005 and beyond will depend upon various factors, among them, its future compensation strategy. The Company expects that the effect of applying this statement on its results of operations in 2005 as it relates to existing option plans would not be materially different from the SFAS 123 pro forma effect previously reported.

Impairment of Debt and Equity Instruments

        In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company in the financial statements. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

NOTE 3—ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)   Acquisition of Decide Holdings Pty Limited ("Decide")

        On August 19, 2004, the Company completed its acquisition of Decide, a leading provider of search engine marketing in Australia and Europe. The acquisition combined our global audience and Decide's search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering. Pursuant to the acquisition agreements, the Company acquired all of the outstanding shares of Decide for $15.0 million in cash, approximately 4.5 million shares of its common stock, valued at $12.6 million, and approximately $1.1 million in transaction fees. Additionally, the Company is required to pay up to an additional $2.5 million in cash and issue $5.0 million in shares of common stock (up to a maximum of 2.3 million shares) to the selling shareholders of Decide if Decide achieves certain performance targets.

        The purchase price in excess of fair value of net tangible liabilities assumed of $28.8 million has been allocated as follows: $20.0 million to goodwill and $8.8 million to intangible assets.

        Of the $8.8 million of intangible assets, $1.1 million was assigned to trademarks that are not subject to amortization. The remaining $7.7 million of intangible assets have a weighted-average useful life of approximately five years. The intangible assets that make up that amount include acquired technology of $6.6 million (five year weighted-average useful life), customer relationships of $1.0 million (five year weighted-average useful life) and non-compete agreements of $0.1 million (two year weighted-average useful life).

        The $20.0 million of goodwill was assigned to the Search segment and of that amount, none is deductible for tax purposes.

        The net tangible liabilities assumed consist of the following:

Asset/Liability	Amount
Cash and cash equivalents	$305
Other current assets	1,692
Fixed assets	616
Other assets	180
Accrued liabilities	(2,838)
Long-term liabilities	(21)

$(66)

(b)   Acquisition of Real Media Korea ("RMK")

        On January 6, 2004, the Company completed its acquisition of RMK, a leader in interactive marketing in the Republic of South Korea, by acquiring the approximately 90.4% of the outstanding shares of RMK that the Company did not already own. The Company believes that the combined assets will further its position as a global leader in interactive marketing. The Company paid total consideration of $20.1 million in exchange for the RMK shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company's common stock valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law. For accounting purposes, the effective date of the acquisition is January 1, 2004. There was no material activity between the effective date and the acquisition date.

        The purchase price in excess of fair value of net tangible assets acquired of $16.1 million has been allocated as follows: $11.9 million to goodwill and $4.2 million to intangible assets.

        Of the $4.2 million of intangible assets, $0.7 million was assigned to trademarks that are not subject to amortization. The remaining $3.5 million of intangible assets have a weighted-average useful life of approximately six years. The intangible assets that make up that amount include acquired technology of $0.5 million (six year weighted-average useful life), customer relationships of $2.4 million (seven year weighted-average useful life) and a non-compete agreement of $0.6 million (five year weighted-average useful life).

        The $11.9 million of goodwill was assigned to the Media and Technology segments in the amounts of $11.2 million and $0.7 million, respectively. Of that total amount, none is deductible for tax purposes.

        The net tangible assets acquired consist of the following:

Asset/Liability	Amount
Cash and cash equivalents	$3,469
Other current assets	5,151
Fixed assets	170
Non-current assets	384
Accrued liabilities	(5,159)

$4,015

(c)    Acquisition of Insight First, Inc. ("Insight")

        On January 21, 2003, the Company acquired certain assets of Insight First, Inc., including specific contracts, intangibles and employee relationships, related to Insight's Web analytics solution, including the intellectual property relating to specific products in exchange for approximately 0.7 million shares of the Company's common stock valued at approximately $1.1 million, and $150,000 in cash. In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company's discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004 and 2003. The earn-out target for 2003 was not achieved, however, the target for 2004 was achieved. The earn-out payment of $250,000 has been accrued and was included as an addition to acquired technology as of December 31, 2004. The purchase price in excess of fair value of net tangible assets and liabilities acquired of $1.3 million was allocated to acquired technology. The net tangible assets acquired consist of the following:

Asset/Liability	Amount
Fixed assets	$44
Accrued liabilities	(41)

$3

        The acquired technology was amortized over an expected benefit period of four years. In December 2004, the Company impaired the analytics technology that was acquired with Insight due to significant rewrite of the underlying software code. The unamortized balance of $0.9 million, inclusive of the $250,000 earn-out due to Insight, was impaired at December 31, 2004.

(d)
Acquisition of Vflash d/b/a Now Marketing

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

        Substantially all of the initial terms of the agreement were reached when the price of the Company's common stock approximated the conversion price of $1.03 per share of common stock. By the time the transaction closed on September 19, 2002, the price of the Company's common stock rose to $2.20 per share. Accordingly, the 125,000 shares of Series B Preferred Stock issued in connection with Now Marketing's parent's $1.25 million investment contained an embedded beneficial conversion feature which was required to be valued separately as of the date of the business combination. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $1.03 per share of common stock and the fair value of the common stock into which the Series B Preferred Stock was convertible into on the closing date of $2.20 per share, or an intrinsic value of approximately $1.17 per share, however, the amount of the discount was limited to the amount of cash acquired that was allocable to the Series B Preferred Stock. Therefore, the Company recorded a non-cash charge of $1.25 million in the third quarter of 2002, representing the number of common shares into which the Series B Preferred Stock was convertible (approximately 1.2 million shares of common stock) multiplied by the conversion price of $1.03 per share of common stock. The non-cash charge of $1.25 million is included in the "Preferred stock conversion discount" on the consolidated statement of operations similar to a preferred stock dividend.

        The excess purchase price (excluding the $1.25 million Series B Preferred Stock discount) over the fair market value of net tangible assets of approximately $1.8 million was allocated to acquired technology.

        The net assets acquired consist of the following:

Asset/Liability	Amount
Cash	$1,250
Accrued liabilities	(18)

$1,232

        In the fourth quarter of 2003, the Company made the strategic decision to abandon the 24/7 Messenger product that was acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003. The unamortized balance of $1.3 million at December 31, 2003 was considered impaired.

(e)
Summary of Purchase Price Allocation

        The following summarizes the purchase price allocation for each of the acquisitions:

Acquired Entity	Acquisition Costs	Net Tangible Assets (Liabilities)	Beneficial Conversion	Intangibles/ Goodwill
Year Ended December 31, 2002:
Now Marketing	$4,323	$1,232	$1,250	$1,841

Year Ended December 31, 2003:
Insight First	$1,261	$3	$—	$1,258

Year Ended December 31, 2004:
Real Media Korea	$20,180	$4,015	$—	$16,165
Decide Holdings Pty Limited	28,707	(66)	—	28,773

	$48,887	$3,949	$—	$44,938

(f)
Unaudited Pro Forma Summary

        The results of operations of Decide, RMK and Insight have been included in the Company's consolidated statements of operations since the completion of the acquisitions. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide, RMK, and Insight at the beginning of each period presented:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands except per share data)
Total revenue	$91,949	$66,083
Net loss attributable to common stockholders	(3,956)	(16,070)
Basic and diluted net loss attributable to common stockholders per share	$(0.10)	$(0.69)
Weighted average common shares used in net loss per share calculation(1)	38,250,851	23,448,783

(1)
The weighted average shares used to compute pro forma basic and diluted net loss per share for the years ended December 31, 2004 and 2003 includes the 4.5 million, 2.1 million and 0.7 million shares of common stock issued for Decide, RMK and Insight, respectively, as if the shares were issued at the beginning of each period presented.

        The pro forma summary is not necessary indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4—BALANCE SHEET COMPONENTS

(a)
Short-term Investments

        Short-term investments consist of approximately $2.0 million in certificate of deposits with original maturities greater than three months from the balance sheet date and $1.8 million in available-for-sale securities.

        The Company's available-for-sale securities consist of 400,000 shares of chinadotcom common stock received as result of a legal settlement (see Note 17), originally valued at $2.9 million based on the market price on the date of settlement. The total realized loss, based on an other-than-temporary decline in the market value of the stock, was $1.1 million for the year ended December 31, 2004.

(b)
Property and Equipment

	December 31,
	2004	2003
	(in thousands)
Computer equipment and software(1)	$9,131	$11,545
Furniture and fixtures	829	1,185
Leasehold improvements	1,165	720

	11,125	13,450
Less accumulated depreciation and amortization	(6,342)	(10,588)

	$4,783	$2,862

(1)
Includes equipment acquired under capital leases and capitalized software.

  The computer equipment acquired under capital leases has a cost of $0.4 million. The net book value of the related equipment at December 31, 2004 and 2003 was $67,000 and $48,000, respectively.

  Capitalized software relates to our internally developed Open Advertiser ("OAD") software product and our DNA software product acquired with Decide in August 2004. OAD and DNA have a cost of $1.2 million and $0.4 million, respectively. The net book value of the software products at December 31, 2004 and 2003 was $0.4 million and $1.2 million, respectively. The Company capitalized approximately $1.2 million in connection with the development of OAD, which was commercially released in June 2003. The software was being amortized using the straight-line method over the estimated useful life of four years. Amortization expense for the years ended December 31, 2004 and 2003 amounted to approximately $0.3 million and $0.1 million, respectively. In the fourth quarter of 2004, the Company made the strategic decision to integrate OAD functionalities into its Open AdStream software. In addition, the Company did not achieve significant sales of OAD since commercial release in 2003 and has determined to reduce its support for OAD as part of the integration of OAD functionality into the Open AdStream platform. As a result, OAD was considered impaired as of December 31, 2004, hence the Company recorded an impairment charge of $0.8 million. The Company has not generated significant revenues from OAD and does not expect the loss or decline in OAD revenue to materially effect Technology segment revenue in the future.

(c)
Intangible Assets, Net

        The $34.6 million in goodwill as of December 31, 2004 relate $20.0 million to Decide, $12.0 million to RMK, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results). The $2.6 million in goodwill as of December 31, 2003 relate $1.1 million to 24/7 Canada, $1.1 million to Real Media and $0.4 million to 24/7 Search.

        The $12.7 million in intangible assets, net at December 31, 2004 relates $8.2 million to Decide, $3.7 million to RMK, and $0.8 million to Real Media. The $3.4 million in Intangible assets, net at December 31, 2003 relates $1.8 to Real Media, $0.6 million to 24/7 Search and $1.0 to Insight First.

	December 31
	2004	2003
	(in thousands)
Goodwill(1)	$34,573	$2,621

Technology(2)	13,195	7,263
Less accumulated amortization	(5,868)	(4,142)

Net Technology	7,327	3,121
Other intangible assets(3)	6,296	500
Less accumulated amortization	(947)	(269)

Net Other intangible assets	5,349	231
Gross Intangible assets	19,491	7,763
Less accumulated amortization	(6,815)	(4,411)

Net Intangible assets	$12,676	$3,352

(1)
Goodwill increase of $31.9 million relates $20.0 million to the acquisition of Decide and $11.9 to the acquisition of RMK.

(2)
Technology increase of $5.9 million relates $6.6 million to the acquisition of Decide and $0.5 million to the acquisition of RMK offset by the impairment of the analytics technology that was acquired with Insight First.

(3)
Other intangible assets increase of $5.9 million relates $3.7 million to the acquisition of RMK and $2.2 million to the acquisition of Decide.

        The amortization expense for 2004 and the five succeeding fiscal years is as follows (in thousands):

	Useful Life	2004	2005	2006	2007	2008	2009
Technology	4 years	2,340	2,149	1,420	1,420	1,420	872
Other	4–7 years	676	812	685	648	648	448

		3,016	2,961	2,105	2,068	2,068	1,320

(d)
Other Assets

	December 31,
	2004	2003
	(in thousands)
Lycos transition cost (see Note 18)	$3,713	$—
Deferred financing costs (see Note 11)	928	1,458
Note receivable (see Note 5)	500	500
Advance royalties	500	—
Other	1,225	470

	$6,866	$2,428

(e)
Accrued Liabilities

	December 31,
	2004	2003
	(in thousands)
Royalties	$3,797	$3,733
Incentives, commissions and expenses(1)	2,815	2,408
Accrued taxes	1,670	935
Professional fees	1,073	747
Restructuring and exit costs	898	1,663
Accrued other	1,555	600

	$11,808	$10,086

(1)
Incentives, commissions and expenses include stock-based compensation, commissions earned by the Company's sales staff for the most recent period, as well as out-of-pocket expenses incurred by employees. All such balances as of December 31, 2004 and 2003, except $0.4 million and $0.8 million, respectively, have subsequently been settled.

(f)
Warrant Liability

        In connection with the placement of the Company's preferred stock and subordinated convertible debentures, the Company issued warrants to investors to purchase shares of the Company's common stock. The Company agreed to register the shares issuable upon exercise of the warrants and to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline. The Company also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders. Pursuant to EITF Issue No. 00-19 ("EITF 00-19"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company reflected the value of the warrants as a warrant liability on the consolidated balance sheet and the liability will be reclassified to equity upon exercise or conversion. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statement of operations. The fair value has decreased approximately $2.0 million during 2004.

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

NOTE 5—DISCONTINUED OPERATIONS

IMAKE

        On January 22, 2002, the Company completed the sale of its wholly owned subsidiary, IMAKE, to Schaszberger Corporation for approximately $6.5 million. Of the $6.5 million sale price, $2.0 million was in the form of a 6% four-year secured note, approximately $0.5 million was cash consideration and a potential earn-out of up to $4.0 million over the next three years based on gross revenue as defined in the sale agreements. The note is secured by certain assets of IMAKE and is guaranteed by the buyer. In the event that the earn-out is not met within the three year period, the Company is entitled to receive a $1.00 Warrant for common stock equal to the difference between $3.0 million and the amount of the actual earn out paid to date. The shares to be received will be based on a third-party outside valuation of the buyer at December 31, 2005 and a ratio set forth in the agreement. The consideration paid to the Company was determined as a result of arms length negotiations between the buyer and the Company.

        The Company discounted the note receivable and recorded the net present value of the earn-out based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. At December 31, 2004, the remaining earn-out receivable of $0.1 million is included in current assets and the note receivable of $0.5 million is included in other assets on the consolidated balance sheet.

NOTE 6—DISPOSAL OF NON-CORE ASSETS

        In 2002, the Company sold certain assets related to its US email management product for a loss of $1.4 million. Also during 2002, the Company recognized a deferred gain of $1.1 million from the sale of Exactis, an email service bureau, which was sold in 2001.

iPromotions

        On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, Inc., a corporation formed by private investors, including some of the Company's former employees. Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors, specific contracts, equipment, intangibles, and employee relationships related to the Company's iPromotions business, including specific property relating to specific products. The Company also invested $50,000 in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions, Inc. on a converted basis. Accordingly, the Company effectively sold a majority stake in its iPromotions business. Prior to the sale, the carrying value of iPromotions was $0. Therefore, there was no gain or loss on the transaction. The cash payment was recorded as an investment. In January 2004, iPromotions was acquired by a third-party. As part of the transaction, the Company agreed to give up its minority stake. According, the Company wrote-off its interest in iPromotions.

NOTE 7—RESTRUCTURING COSTS

        During the years ended December 31, 2004, 2003 and 2002, restructuring costs of approximately $0.8 million, $1.7 million, and $2.0 million, respectively, were recorded by the Company in accordance with the provisions of SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities.

        The 2004 restructuring involved the involuntary termination of 17 employees and exiting of the Germany office. The $0.8 million charge consists of severance of $0.6 million and office closing costs of $0.2 million.

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

        The following sets forth the activities in the Company's restructuring reserve which is included in accrued expenses in the 2004 and 2003 consolidated balance sheets:

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
2004
Employee termination benefits	$470	$675	$776	$369
Office closing costs	1,165	166	802	529
Other exit costs	28	—	28	—

	$1,663	$841	$1,606	$898

2003
Employee termination benefits	$1,139	$455	$1,124	$470
Office closing costs	709	1,175	719	1,165
Disposal of assets	72	—	72	—
Other exit costs	12	21	5	28

	$1,932	$1,651	$1,920	$1,663

NOTE 8—IMPAIRMENT OF INVESTMENTS

        The Company received 400,000 shares of chinadotcom Corporation as part of a legal settlement in June 2004 (see Note 17), which the Company classified as available-for-sale. Since the shares were received, the value has declined significantly. The Company determined the decline was other-than-temporary and wrote down the value of the shares to the market price, as determined by the quoted market price, as of December 31, 2004. Accordingly, the Company recorded a $1.1 million impairment charge in 2004.

NOTE 9—INCOME TAXES

        The following is a breakdown of the Company's source of loss for income tax purposes:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
U.S. net loss	$(2,958)	$(12,051)	$(14,434)
Foreign net income (loss)	(197)	35	(3,065)

	$(3,155)	$(12,016)	$(17,499)

        At December 31, 2004, the Company had approximately $162.8 million of U.S. net operating loss carryforwards. Such carryforwards expire in various years through 2024. As a result of various equity transactions during 2001, 2000, 1999 and 1998, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a substantial part of the net operating loss carryforwards are limited.

        The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	65,138	66,949
Deferred revenue	649	693
Reserve for sales allowance	207	27
Accounts receivable principally due to allowance for doubtful accounts	178	185
Amortization of goodwill and other intangibles	2,635	1,677
Accrued compensation	351	440
Accrued restructuring	375	540
Stock option expenses	—	—
Property and equipment, principally due to differences in depreciation	—	665
Impairment charge	421	—
Other	—	—

Gross deferred tax assets	69,954	71,176
Less: valuation allowance	(69,569)	(71,176)

Net deferred tax assets	385	—
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(385)	—
Other	—	—
Gross deferred tax liabilities	(385)	—

Net deferred tax asset (liability)	$—	$—

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

        Due to the Company's history of operating losses and Section 382 limitations, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2004 and 2003, the valuation allowance decreased by $1.6 million and $19.4 million, respectively. Of the total valuation allowance of $69.6 million, tax benefits, recognized in the future of approximately of $2.1 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company's net operating loss carryforward.

NOTE 10—RELATED PARTY INSTRUMENTS

Loan Payable

        In connection with the Company's acquisition of Real Media in October 2001, the Company had issued three Promissory Notes to PubliGroupe, the principal shareholder of Real Media, totaling $7.5 million. Mr. Wuttke, who became a member of the Company's board of directors after the acquisition, is an officer of PubliGroupe SA, the parent company of PubliGroupe. One note for $4.5 million had an interest rate of 4.5% with principal and interest due on October 30, 2006. Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005. On May 23, 2003, PubliGroupe surrendered for cancellation the three Promissory Notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and approximately 1.0 million shares of the Company's common stock, valued at $1.8 million. The common stock issuance and $4.7 million gain on cancellation of debt was recorded as a capital transaction, resulting in a $6.5 million increase of additional paid in capital.

Receivable from PubliGroupe

        As of December 31, 2001, the Company had a $0.6 million receivable from a wholly owned subsidiary of PubliGroupe, a principal stockholder, which was collected during 2002.

NOTE 11—2% SUBORDINATED CONVERTIBLE DEBENTURES

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

        Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debenture into shares of the Company's common stock, at the conversion rate then in effect, or the Company may prepay the Debenture prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company immediately redeem up to $7.5 million principal amount of this Debenture, which is being classified as short-term debt on the consolidated balance sheet. The redemption right constitutes an embedded derivative. The value of this embedded derivative at December 31, 2004 is immaterial to the financial position of the Company. The Company will review the value of the derivative on a quarterly basis in the future, in accordance with SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

        The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet, which is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital.

        In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, determined using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. Approximately $0.6 million and $0.1 million of deferred costs are included in amortization expense for the years ended December 31, 2004 and 2003, respectively, and at December 31, 2004 and 2003, the unamortized debt issuance costs of $0.9 million and $1.5 million, respectively, are included in other assets on the consolidated balance sheet.

        Interest expense on the debentures amounted to approximately $0.3 million, $0.1 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Interest expense attributable to the amortization of the warrants amounted to approximately $0.6 million $0.2 million and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 12—EQUITY INSTRUMENTS

(a)
PREFERRED STOCK

        The Company's preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company's Board of Directors. Accordingly, the accrued dividends are reflected as a "Preferred stock dividends" on the consolidated statement of operations. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. As of December 31, 2004, there are approximately $0.1 million of accrued but unpaid dividends.

Series A

        On July 2, 2002, Sunra Capital Holdings Limited ("Sunra"), a newly formed investment fund advised by Merchant's Group International, purchased $1.6 million of the Company's newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non-Voting Convertible Preferred Stock, and, on August 13, 2002, agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of shareholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra purchased an additional $3.0 million of the Series A Preferred Stock (the "September 10, 2002 Series A Preferred Stock transactions").

        Each share of Series A Preferred Stock was convertible into common stock of the Company at any time at the option of the holder at a conversion price of $1.02675 per share of common stock, or 7.8 million shares of common stock on an as-if converted basis. The Company also issued warrants to Sunra to purchase 0.8 million shares of common stock at an exercise price of $1.02675. All of the warrants issued may be exercised through a cashless exercise and have a five year term. The Company also issued warrants to Merchant's Group International to purchase 0.1 million shares of common stock, valued at $0.1 million, as partial payment of a placement fee and incurred a total of approximately $0.8 million in other related fees.

        The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company's common stock was approximately $1.05 per share.

However, Sunra's conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to shareholder approval, which was approved on September 10, 2002 at which time the price of the Company's common stock was $2.30 per share. Accordingly, the July 2, 2002 and September 10, 2002 Series A Preferred Stock transactions contained an embedded beneficial conversion feature which was required to be valued separately.

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

        As of December 31, 2004, all shares of Series A Preferred Stock have been converted into shares of common stock.

Series B

        In conjunction with the acquisition of Now Marketing in September 2002, the Company issued 0.1 million shares of Series B Preferred Stock, which were convertible into approximately 1.2 million shares of common stock. The Series B Preferred Stock contained a $1.2 million embedded beneficial conversion feature which is included in "Preferred stock conversion discount" on the consolidated statement of operations (see Note 3).

        All shares of Series B Preferred Stock were converted into shares of common stock in 2003.

Series C

        As of June 6, 2003, the Company completed a private placement (the "Financing") of approximately $7.2 million of Series C-1 Non-Voting Convertible Redeemable Preferred Stock (the "Series C-1 Preferred Stock"), together with related Common Stock Warrants, to several investment funds and accredited individual investors, including members of the Company's management and Board of Directors (the "Investors"). All outstanding shares converted (collectively, the "Conversion") into shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") upon the approval of the Company's stockholders on July 29, 2003.

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

        As of December 31, 2004, there are 78,000 shares of the Series C Preferred Stock outstanding.

(b)
COMMON STOCK

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

Reverse Split of Common Stock

        On February 27, 2004, the Company completed a one-for-five reverse split of its common stock. As a result of the reverse split, every five shares of the Company's common stock were combined into one share of common stock. The reverse split does not affect the number of shares of preferred stock and warrants outstanding, however, the conversion ratio was adjusted accordingly. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

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

Other Issuances

        On August 19, 2004, the Company issued approximately 4.5 million shares of common stock, valued at $12.6 million, in connection with the acquisition of Decide.

        On January 6, 2004, the Company issued approximately 2.1 million shares of common stock, valued at $14.6 million, in connection with the acquisition of RMK.

        On May 23, 2003, the Company issued approximately 1.0 million shares of common stock, valued at approximately $1.8 million, plus $1.5 million in cash, to PubliGroupe, in exchange for forgiveness of three promissory notes and the related accrued interest (see Note 10).

        Approximately 30 employees including members of senior management volunteered to receive between 5 and 20% of their compensation in the form of the Company's common stock and options in lieu of cash from April to December 2003. As a result, approximately 0.2 million shares, valued at $0.2 million, were issued.

        On March 17, 2003, the Company issued approximately 0.3 million shares of common stock, valued at approximately $0.3 million, to employees in lieu of cash for achieving contractual performance-based 2002 target bonuses. The bonuses were accrued as of December 31, 2002.

        From January to July 2002, approximately 58 employees including members of senior management agreed to receive between 5 and 20% of their compensation in the form of the Company's common stock in lieu of cash. As a result, approximately 0.2 million shares of common stock, valued at $0.2 million, were issued.

        In April 2002, the Company issued approximately 0.1 million shares, valued at $0.1 million, principally to the CEO, for 2001 bonuses as disclosed in the Company's Form 10-K and accrued as of December 31, 2001.

Additional Paid-in Capital

        During the year ended December 31, 2004, the Company's additional paid-in capital increased by $66.8 million primarily due to $37.2 million in connection with the Company's secondary offering of common stock, $14.6 million in connection with the acquisition of RMK, $12.6 million in connection with the acquisition of Decide, $1.0 million in connection with the amendment of the registration rights agreement related to the subordinated convertible debentures, $0.6 million in other stock-based compensation issued to employees and $0.9 million from exercise of stock options and warrants offset by $0.1 million related to the conversion of preferred stock.

Reserves Shares

        Shares reserved for future issuance as of December 31, 2004 are as follows:

Reserved Shares
Reserved for issued and outstanding warrants	589,349
Reserved for stock incentives under the 1998 Stock Incentive Plan	1,236,109
Reserved for stock incentives under the 2001 Stock Incentive Plan	389,612
Reserved for stock incentives under the 2002 Stock Incentive Plan	8,291,694

(c)
WARRANTS

        Warrant activity during the periods indicated is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2001	4,020,412	$34.75

Granted	4,295,788	1.05
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2002	8,316,200	$2.05

Granted	6,280,655	4.20
Exercised	(8,687,268)	1.10
Canceled	(2,805,870)	36.30

Outstanding at December 31, 2003	3,103,717	$7.45

Granted	—	—
Exercised	(42,428)	1.21
Canceled	(114,542)	6.12

Outstanding at December 31, 2004	2,946,747	$7.61

        Warrants outstanding at December 31, 2004 consist of warrants issued in connection with the Company's Series C (see Note 12 (a)) and Debenture (see Note 11) financing. Warrants generally expire five years from the date of grant.

NOTE 13—STOCK INCENTIVE PLANS

1998 Stock Incentive Plan

        During 1998, the board of directors and stockholders of the Company approved the 1998 Stock Incentive Plan as amended (the "Plan"). The following is a summary of the material features of the Plan. This Plan replaced the 1995 Stock Option Plan—Amended, which had been established in 1995 and amended in 1996.

        All employees of and consultants to the Company are eligible under the Plan. The Stock Incentive Committee shall determine eligibility under the Plan. The Plan provides for the grant of any or all of the following types of awards: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or free standing; and (iii) restricted stock. In addition, the Plan provides for the non-discretionary award of stock options to non-employee directors of the Company.

        The Plan allows for an automatic increase in the shares available for issuance under the Plan on the first trading day of each calendar year, beginning with 2001 by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year, not to exceed 350,000 shares in any given year.

        During 2001, the total number of shares that may be issued or used for reference purposes pursuant to the Plan was increased to 1,772,171. The amount was increased by 21,866 for the pooling with Sift and 15,427, 59,400, 8,460, 17,740, 15,350, 69,850 for the acquisitions of ConsumerNet, IMAKE, Sabela, AwardTrack, iPromotions, and Website Results, respectively, for a total of 1,980,263. On January 1, 2002, in accordance in the terms of the Plan, shares available under the Plan were increased by 297,046, for a total of 2,277,309.

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

2001 Equity Compensation Plan

        On February 26, 2001, the board of directors and stockholders of the Company approved the 24/7 Real Media, Inc. 2001 Equity Compensation Plan ("2001 Equity Plan"), to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. The aggregate number of shares of common stock that may be issued shall not exceed 250,000 shares.

2001 Stock Incentive Plan for Non-Officers

        On January 2, 2001, the board of directors of the Company approved the 24/7 Real Media, Inc. 2001 Stock Incentive Plan for Non-Officers ("2001 Plan"). All employees of and consultants to the Company and its affiliates are eligible to be granted non-qualified stock options under this plan, provided that such persons are not officers. Eligibility under the 2001 Plan and award amounts shall be determined by the Stock Incentive Committee. A maximum of 500,000 shares of common stock may be issued or used for reference purposes pursuant to the 2001 Plan. The maximum number of shares of common stock subject to each stock option grant to any individual under the 2001 Plan is 50,000 for each fiscal year during the term of the plan.

2002 Equity Compensation Plan

        On April 22, 2002, the Board of Directors approved the 24/7 Real Media, Inc. 2002 Equity Compensation Plan to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates its common stock in payment of amounts owed to such third parties. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Equity Compensation Plan shall not exceed 600,000 shares. The Company may from time to time issue to employees, former employees, advisors and consultants to the Company or its affiliates shares of its common stock in payment or exchange for or in settlement or compromise of amounts due by the Company to such persons for goods sold and delivered or to be delivered or services rendered or to be rendered. Shares of the Company's common stock issued pursuant to the 2002 Equity Compensation Plan will be issued at a price per share of not less than eighty-five percent (85%) of the fair market value per share on the date of issuance and on such other terms and conditions as determined by the Company. The Chief Executive Officer of the Company is authorized to issue shares pursuant to and in accordance with the terms of the 2002 Equity Compensation Plan, provided that all issuances shall be co-authorized by at least one of the President, any Executive Vice President, the Chief Financial Officer or the General Counsel. The Company may amend the plan at any time.

2002 Stock Incentive Plan

        On September 10, 2002, the Shareholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company's stockholders. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 2,000,000 shares. On July 29, 2003, the shareholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 2,000,000. On October 26, 2004, the Shareholders approved an amendment to the 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards under the Plan by 4,000,000 shares. The number of shares available under the 2002 Stock Incentive Plan will automatically increase on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 600,000.

Other Stock Incentive Plans

        As a result of the acquisition of Exactis, the Company acquired Exactis' 1996, 1997 and 1999 stock option plans (the "Exactis Plans"). No further options will be granted under these plans. As a result of the sale of Exactis these plans were terminated and no options are currently outstanding under these plans.

        Stock option activity during the periods indicated is as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2001	853,281	$101.45

Granted	2,257,622	1.25
Exercised	(76,140)	1.15
Canceled	(583,431)	27.35

Outstanding at December 31, 2002	2,451,332	$9.85

Granted	1,858,176	1.60
Exercised	(695,760)	1.35
Canceled	(228,109)	17.75

Outstanding at December 31, 2003	3,385,639	$5.85

Granted	2,043,654	6.41
Exercised	(657,141)	1.29
Canceled	(280,223)	10.79

Outstanding at December 31, 2004	4,491,929	$6.62

Vested at December 31, 2002	1,614,818	$12.35

Vested at December 31, 2003	2,182,247	$7.81

Vested at December 31, 2004	4,081,854	$7.06

Options available for grant at December 31, 2004	5,425,487

        The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price of Shares Outstanding	Weighted Average Exercise Price of Shares Exercisable	Number Exercisable
$0.00–1.15	2,080,120	7.2	$1.11	$1.11	1,921,996
1.16–4.99	467,796	8.0	2.66	2.28	215,845
5.00–10.00	1,730,513	8.5	6.77	6.77	1,730,513
10.01–320.00	213,500	5.8	67.78	67.78	213,500

	4,491,929	7.7	$6.62	$7.06	4,081,854

        In October 2004, the Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price per share of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately (see Note 2(n)).

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information

        We capitalized approximately $1.1 million of computer equipment that was received but unpaid at year-end.

        During 2004, 2003, and 2002, the amount of cash paid for interest was approximately $240,000, $8,000, and $13,000, respectively.

Non-Cash Investing and Financing Activities

        Warrants to purchase approximately 8,486 shares of the Company's common stock at an average of $1.21 per share were exercised during 2004 in exchange for approximately 7,260 shares of the Company's common stock in cashless exercises of warrants.

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

        During 2004, 2003 and 2002, the Company issued approximately 6.6 million shares of common stock, valued at $27.2 million, 0.7 million shares of common stock, valued at $1.1 million, and 0.8 million shares of common stock, valued at $1.7 million, for acquired businesses, respectively.

NOTE 15—COMPREHENSIVE LOSS

        Comprehensive loss is presented in the consolidated financial statement of stockholders' equity. Total comprehensive loss for the years ended December 31, 2004, 2003 and 2002 was $2.0 million, $12.1 million and $17.1 million, respectively. Comprehensive loss resulted primarily from net losses of $3.2 million, $12.0 million and $17.5 million, respectively, and foreign currency translation adjustments of $1.2 million, ($0.1) million, and $0.4 million, respectively.

NOTE 16—BENEFIT PLANS

        The Company established a 401(k) Plan on January 1, 1999, that is available to all full-time U.S. employees after six months of employment. Employees may contribute up to 70% percent of their salary, not to exceed the maximum dollar limitation under the Internal Revenue Code Section 402(g). The Company does not currently match employee contributions. As required by local laws, the Company maintains defined contribution plan for its European employees. The only expense the Company incurs related to these plans is for administrative services, which is not material.

NOTE 17—COMMITMENTS AND CONTINGENCIES

        COMMITMENTS

(a)
Operating Leases

        The Company leases various facilities and certain equipment under operating lease agreements. These lease agreements include the space for the Company's corporate headquarters, sales offices and various types of equipment for varying periods of time, with the last lease expiring in December 2011. Rent expense from all operating leases amounted to $2.3 million, $2.0 million and $2.6 million for the years ended 2004, 2003, and 2002, respectively.

        Future minimum payments under non-cancelable operating leases and capital leases at December 31, 2004 are as follows:

	Capital Leases	Operating Leases	Subleases
	(in thousands)
Year Ending December 31,
2005	$49	$3,270	$(396)
2006	32	2,340	(387)
2007	20	1,828	(379)
2008	—	1,365	(252)
2009	—	732	—
Thereafter	—	1,521	—

Total minimum lease payments	101	$11,056	$(1,414)

Less amount representing interest	11

Present value of minimum lease payments	90
Less current portion	48

Long-term portion	$42

(b)
Lycos, Inc. Services Agreement

        On February 11, 2004, the Company entered into a five-year arrangement with Lycos, Inc. ("Lycos"), including an advertising services agreement to provide media sales, a technology services agreement to provide advertisement serving and analytics technology services to Lycos' U.S. Web properties, and a transition services agreement to transition personnel and other services to the Company. The Company and Lycos amended the advertising services agreement and the technology services agreement on December 7, 2004 and, as amended, Lycos effectively may terminate the media services agreement on January 1, 2007.

        The amended media services agreement provides that the exclusive right to sell advertising on Wired.com and Quote.com will be transferred to Lycos' internal sales force on July 1, 2005 and January 1, 2006, respectively. In connection with the transition, Lycos agreed to pay the Company a six-month trailing commission for the Company's largest 25 advertising accounts that purchased advertising on Wired.com and Quote.com. The trailing commission is 35% for the first three months following transition, and 17.5% for the next three months, but will not exceed 35% of the average monthly net advertising sales revenue related to such accounts for the six month period prior to the respective dates of transition.

        The amended media services agreement reconciled past royalty payments and requires that the Company pay quarterly royalties for advertising inventory made available by Lycos as follows:

  •
  Inception through December 31, 2004: $6.2 million, which was paid in installments of $5.7 million in 2004 and $0.5 million in February 2005.

  •
  January 1, 2005 through March 31, 2005: 65% of revenue;

  •
  April 1, 2005 through December 31, 2005: the greater of (i) 65% of revenue generated during the period and (ii) the minimum cost-per-thousand ("CPM") revenue;

  •
  January 1, 2006 through the expiration or termination of the media services agreement: 62.5% of revenue.

        Pursuant to the media services agreement minimum CPM revenue is determined on a quarterly basis by multiplying Lycos' projected advertisement impression level for that quarter by specific CPM prices for advertising inventory in specific category and unit types.

        The Company pre-paid $2.0 million of royalties to Lycos, $1.0 million in December 2004 and $1.0 million in February 2005, and will retain an additional 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos. Accordingly, at December 31, 2004, the Company had a net $0.5 million in prepaid and other current assets related to Lycos after the offset of the minimum royalty accrued as per above.

        In addition to the royalties, the Company paid Lycos a $4.5 million transition fee which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. In accordance with SFAS 144, the Company will periodically evaluate the recoverability of this asset.

(c)
Acquisition Earn-Out Payments

        The Company has contingent obligations related to our acquisitions of Decide and Insight First, Inc. Decide stockholders may receive up to an additional $7.5 million, in a combination of cash and common stock, subject to achievement of earn-out targets relating to Decide's operating performance in 2005. The earn-out target for Insight was achieved for 2004, hence the Company accrued, in the consolidated balance sheet, the earn-out payment of $250,000.

(d)
Employment Arrangements

        The Company has various employment agreements with employees, the majority of which are for one year with an automatic renewal. The potential obligation under these contracts includes salary and performance based target bonuses. The Company pays bonuses to executive employees based on the achievement of revenue goals and other financial measures including earnings before interest, taxes, amortization and stock-based compensation. These contracts also require severance payments in the event of involuntary termination which generally range in amount from three months to one year's salary. All non-U.S. employees have employment contracts as required by local law. The majority of these contracts allow for resignation or termination by either party at any time, according to the notice period provisions contained in the employment contracts, or according to the minimum notice period as mandated by local law. The contracts or, if no expressed provision is included in the contract, local law also require severance for involuntary terminations ranging from one to six months.

(e)
Indemnifications

        In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.

        LITIGATION

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operation or liquidity.

Litigation with aQuantive, Inc. (formerly Avenue A, Inc.)

        On April 19, 2002, aQuantive, Inc. (formerly Avenue A, Inc.) filed a complaint against the Company seeking a declaratory judgment that U.S. Patent No. 6,206,368 is invalid and not infringed by aQuantive. The complaint also sought injunctive relief and recovery of attorney's fees. On May 10, 2002, the Company filed its answer to the complaint, in which the Company denied the material allegations of the complaint and asserted a counterclaim for infringement of the patent. On January 2, 2003, aQuantive filed a motion for summary judgment of non-infringement, to which the Company filed papers in opposition on April 28, 2003. On July 3, 2003, the U.S. Federal Court for the Western District of Washington granted partial summary judgment to aQuantive, Inc. and held that, based on the court's construction of the patent's claims, aQuantive's Atlas DMT advertisement serving system does not infringe the patent. The Company appealed the court's ruling to the Court of Appeals for the Federal Circuit and agreed with aQuantive to dismiss the remaining claims in the case to expedite the appeal. In March 2004, the Federal Circuit Court of Appeals affirmed, without opinion, the July 2003 decision of the U.S. Federal Court for the Western District of Washington. The Company filed a request for rehearing but that was denied on May 7, 2004.

Litigation with Brian Anderson

        On July 5, 2001, Brian Anderson, former Chief Executive Officer of our AwardTrack, Inc. subsidiary, served the Company with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. The Company removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. The motion was granted in part, with leave to amend, and denied in part. The plaintiff subsequently refiled the complaint and the Company filed a counterclaim. The case was scheduled for trial in October 2004 but Mr. Anderson's counsel resigned as counsel on the eve of the trial. The proceedings have been halted until Mr. Anderson obtains new counsel.

Litigation with chinadotcom Corp.

        On February 19, 2003, the Company filed a complaint in federal court against chinadotcom Corporation ("chinadotcom") for breach of contract, unjust enrichment, breach of duty of good faith and fair dealing, and promissory estoppel arising out of a certain equity exchange agreement dated August 16, 2000 between chinadotcom and the Company, seeking to enforce their right to exchange their stake in 24/7 Media-Asia Ltd. for 1.8 million shares of chinadotcom. chinadotcom filed a motion seeking to compel arbitration of the matter, which the court granted on May 12, 2003.

        On April 29, 2003, chinadotcom filed an action in court in Hong Kong against David J. Moore, the Company's Chief Executive Officer, alleging, among other things, breach of fiduciary duty by Mr. Moore in connection with his service as a director of chinadotcom and its subsidiary, 24/7 Media-Asia Ltd. On November 24, 2003, the Hong Kong Court dismissed chinadotcom's complaint against Mr. Moore in its entirety, and Mr. Moore requested chinadotcom to reimburse him for all of his legal expenses. chinadotcom appealed the dismissal of its claim. The Company filed a motion to dismiss.

        On July 22, 2003, chinadotcom filed an arbitration claim with the International Court of Commerce asserting certain alleged breaches of contract in connection with the Media Asia Agreement entered into between the parties as of June 30, 2000. The claim sought damages totaling $24.0 million. The Company believed chinadotcom's claims were without merit. The Company filed an Answer and Counterclaim in the matter.

        On June 1, 2004, the Company and Mr. Moore reached a settlement with chinadotcom involving the release of all claims and termination of all litigation matters involving the two companies and their affiliates. As part of the settlement, chinadotcom issued to the Company 0.4 million shares of its Class A Common Stock. The shares valued at $2.9 million based on the market price on the date of settlement is included on the consolidated statement of operations for the year ended December 31, 2004 as a gain on legal settlement.

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

NOTE 18—SEGMENTS

        The Company's business is comprised of three reportable segments: Media, Search and Technology. As the result of the acquisition of Decide, the Company is reporting Search as a separate segment from Media. The Company measures segments based on segment income (loss) from operations. The Company has adjusted prior period segment disclosure to conform to the current presentation. The summarized segment information as of and for the three years ended December 31, 2004, are as follows:

	Media	Search	Technology	Corporate	Total
	(in thousands)
2004
Revenues	$49,879	$16,439	$18,937	$—	$85,255
Depreciation	574	231	982	42	1,829
Amortization of intangible assets and deferred financing costs	1,335	1,151	1,315	530	4,331
Stock-based compensation	79	148	15	296	538
Restructuring	(12)	352	—	501	841
Impairment of intangible assets	—	—	896	—	896
Impairment of property and equipment	—	25	762	—	787
Segment income (loss) from operations	787	(1,271)	1,745	(8,042)	(6,781)
2003
Revenues	$23,562	$10,342	$15,277	$—	$49,181
Depreciation	1,054	341	862	95	2,352
Amortization of intangible assets and deferred financing costs	561	865	1,298	—	2,724
Stock-based compensation	34	425	87	770	1,316
Restructuring	—	—	—	1,651	1,651
Impairment of intangible assets	1,321	—	—	—	1,321
Segment income (loss) from operations	(1,023)	(1,672)	749	(8,089)	(10,035)
2002
Revenues	$20,518	$8,282	$13,758	$—	$42,558
Depreciation	2,166	393	740	212	3,511
Amortization of intangible assets and deferred financing costs	116	941	1,000	—	2,057
Stock-based compensation	517	123	—	2,150	2,790
Restructuring	—	—	—	2,048	2,048
Loss on sale on non-core asset	327	—	—	—	327
Segment income (loss) from operations	(1,108)	(1,702)	(1,346)	(14,088)	(18,244)
Total assets:
December 31, 2004	$45,570	$36,849	$11,639	$27,340	$121,398
December 31, 2003	$10,082	$3,769	$10,848	$21,481	$46,180
December 31, 2002	$10,210	$3,261	$9,947	$10,549	$33,967

	United States	United Kingdom	South Korea	Other- International	Total
	(in thousands)
2004
Revenues	$42,739	$14,796	$12,568	$15,152	$85,255
Long-lived assets	11,603	351	16,512	30,432	58,898
2003
Revenues	$29,499	$9,412	$—	$10,270	$49,181
Long-lived assets	9,548	146	—	1,569	11,263
2002
Revenues	$29,169	$5,062	$—	$8,327	$42,558
Long-lived assets	12,249	92	—	1,878	14,219

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED

        The following is a summary of selected quarterly financial data for the years ended December 31, 2004 and 2003:

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$17,381	$19,597	$20,807	$27,470
Gross profit	7,118	8,231	8,559	12,117
Amortization	788	1,414	1,068	1,061
Stock-based compensation	199	298	209	(168)
Restructuring costs	—	501	—	340
Impairment of intangible assets	—	—	—	896
Impairment of property and equipment	—	—	—	787
Loss from operations	(1,218)	(1,989)	(1,731)	(1,843)
Net income (loss)	(392)	1,591	(1,590)	(2,764)
Change in fair value of warrant liability	928	881	266	(35)
Gain on legal settlement	—	2,896	—	—
Impairment of investments	—	—	—	(1,052)
Net income (loss) attributable to common stockholders	(510)	1,487	(1,663)	(2,775)
Net income (loss) per common share—basic and diluted
Net income (loss) attributable to common stockholders	$(0.02)	$0.04	$(0.04)	$(0.06)

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenues	$11,824	$12,150	$12,034	$13,173
Gross profit	5,149	6,004	6,315	6,058
Amortization	647	661	661	755
Stock-based compensation	47	146	295	828
Restructuring costs	—	—	—	1,651
Impairment of intangible assets	—	—	—	1,321
Loss from operations	(2,199)	(1,561)	(1,414)	(4,861)
Net loss	(2,297)	(2,484)	(1,437)	(5,798)
Net loss attributable to common stockholders	(2,426)	(4,422)	(1,637)	(5,928)
Net loss per common share — basic and diluted
Net loss attributable to common stockholders	$(0.19)	$(0.32)	$(0.09)	$(0.26)

NOTE 20—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
2004
Allowance for doubtful accounts	$902	$519	$(211)	$1,210
Reserve for sales allowance	69	544	(96)	517

Total	$971	$1,063	$(307)	$1,727

2003
Allowance for doubtful accounts	$860	$409	$(367)	$902
Reserve for sales allowance	509	(240)	(200)	69

Total	$1,369	$169	$(567)	$971

2002
Allowance for doubtful accounts	$1,798	$(186)	$(752)	$860
Reserve for sales allowance	695	109	(295)	509

Total	$2,493	$(77)	$(1,047)	$1,369

NOTE 21—SUBSEQUENT EVENTS—UNAUDITED

(a)
Facilities Relocation

        On January 8, 2005, the Company relocated its office facilities in New York to a new location in the city. Future minimum payments related to the new facilities are as follows: $0.4 million in 2005, $0.5 million in 2006, $0.7 million for each of 2007 through 2009, and $0.8 million for each of 2010 through 2011. The previous office has been subleased through its remaining term, which ends in August 2008. The Company plans to take a restructuring charge of approximately $0.6 million in the first quarter of 2005 for the difference between the lease obligation and the sublease payments.

(b)
Option Grants

        In January 2005, the Company granted approximately 3.7 million options to executives and employees at exercise prices based on their fair value of the Company's common stock at the respective date of grant.

(c)
Restricted Stock Grants

        In January 2005, the Company granted approximately 1.7 million shares of restricted stock to executives and employees. The restricted stock vests in equal installments annually over three years for 60% of the grants with the remaining 40% of the grants vesting when the stock price reaches $10. The stock-based compensation expense related to the shares issued is approximately $3.4 million based on the grant price of $3.35.

(d)
Bidland Systems, Inc. ("Bidland")

        In January 2005, the Company received $2.1 million as a return of investment in Bidland. The return of investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. The Company does not expect that future distributions, if any, will be material. In 2000, the Company determined that the cost-based investment was impaired as Bidland ceased operations and, accordingly, the Company wrote the investment down to zero.

(e)
24/7 Real Media Japan

        In February 2005, the Company expanded its operations into Japan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
By:	/s/ DAVID J. MOORE David J. Moore Chief Executive Officer

Date: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ DAVID J. MOORE David J. Moore	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ JONATHAN K. HSU Jonathan K. Hsu	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005
/s/ ROBERT J. PERKINS Robert J. Perkins	Director	March 16, 2005
/s/ ARNIE SEMSKY Arnie Semsky	Director	March 16, 2005
/s/ TONY SCHMITZ Tony Schmitz	Director	March 16, 2005
/s/ MORITZ F. WUTTKE Moritz F. Wuttke	Director	March 16, 2005
/s/ VALENTINE J. ZAMMIT Valentine J. Zammit	Director	March 16, 2005

(c)    Exhibit Index.

Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description
2.6	Agreement and Plan of Merger, dated October 30, 2001, between 24/7 Real Media, Inc., Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed November 1, 2001)
2.7
Asset Purchase Agreement by and among Naviant, Inc., 24/7 Mail, and 24/7 Real Media, Inc. dated as of April 30, 2002. (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed May 3, 2002)
2.8
Asset Purchase Agreement, dated as of September 19, 2002, among 24/7 Real Media, Inc., Elbit Vflash, Inc. and Elbit Vflash Ltd. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed October 4, 2002)
2.9
Asset Purchase Agreement, dated as of January 12, 2003, by and among 24/7 Real Media, Inc., Insight First, Inc., and certain stockholder's name therein. (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 23, 2003)
2.11
Stock Purchase Agreement, dated January 22, 2002, by and among 24/7 Real Media, inc., IMAKE Software & Services, Inc. and Schaszberger Corp. (Incorporated by reference to Exhibit 1.1 to the Registrant's filing on Form 8-K filed February 6, 2002)
2.12
Share Acquisition Agreement, dated as of December 16, 2003, by and among 24/7 Real Media, Inc., and Real Media Korea Co. Ltd. ("RMK") and other selling shareholder's of RMK (the "Selling Shareholders"). (Incorporated by reference to Exhibit 2.1 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.13
Escrow Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc. and the Selling Shareholders and The Bank of New York, as escrow agent. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K filed January 12, 2004)
2.14
Registration Rights Agreement, dated as of January 6, 2004, by and among 24/7 Real Media, Inc. and the Selling Stockholders. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K filed on January 12, 2004)
2.15
Escrow Agreement, dated as of August 19, 2004, by and among 24/7 Real Media, Inc, the Decide Selling Shareholders and The Bank of New York, as escrow agent. (Incorporated by reference to Exhibit 2.2 to the Registrant's filing on Form 8-K on August 20, 2004)
2.16
Registration Rights Agreement, dated as of August 19, 2004, by and among 24/7 Real Media, Inc. and the Decide Selling Shareholders. (Incorporated by reference to Exhibit 2.3 to the Registrant's filing on Form 8-K on August 20, 2004)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	By-laws of the Company.(1)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 filed June 14, 1998)
4.2
Series A and Series A-1 Preferred Stock and Common Stock Purchase Agreement dated as of July 2, 2002 between the Company and Sunra Capital Holdings Limited ("Sunra"). (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K filed July 12, 2002)
4.3	Form of Warrant to purchase Common Stock. (Incorporated by reference to Exhibit 10.2 to the Registrant's filing on Form 8-K filed July 3, 2002)

4.4	Investor Rights Agreement dated as of July 2, 2002 among the Company, Sunra and Merchant Partners LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant's filing on July 3, 2002)
4.9
Amendment No. 1 to Series A and A-1 Preferred Stock and Common Stock Warrant Purchase Agreement, dated as of August 7, 2002, by and between 24/7 Real Media, Inc. and Sunra. (Incorporated by reference to Exhibit 5.1 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.10	Voting Agreement, dated as of August 8, 2002, by and between 24/7 Real Media, Inc. and Sunra. (Incorporated by reference to Exhibit 5.2 to the Registrant's filing on Form 8-K filed August 13, 2002)
4.14
Securities Purchase Agreement, dated September 26, 2003, by and between the Company and The Riverview Group LLC ("Riverview"). (Incorporated by reference to Exhibit 4.1 to the Registrant's filing on Form 8-K filed on September 29, 2003)
4.15	Form of Debenture issued to Riverview. (Incorporated by reference to Exhibit 4.2 to the Registrant's filing on Form 8-K on September 29, 2003)
4.16	Form of Warrant to purchase Common Stock issued to Riverview. (Incorporated by reference to Exhibit 4.3 to the Registrant's filing on Form 8-K on September 29, 2003)
4.17
Registration Rights Agreement, dated as of September 26, 2003, by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.4 to the Registrant's filing on Form 8-K filed on September 29, 2003)
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
10.33
Amendment No. 1 to Services Agreement, dated as of December 7, 2004, by and between 24/7 Real Media, Inc. and Lycos, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 8-K on December 14, 2004)
10.34
Consulting Agreement, dated as of November 1, 2004, by and between 24/7 Real Media, Inc., and Pine Street Capital Partners. (Incorporated by reference to Exhibit 10.1 to the Registrant's filing on Form 10-Q on November 9, 2004)
10.35
Employment Agreement, dated as of January 1, 2004, by and between 24/7 Real Media, Inc. and Jonathan K. Hsu. (Incorporated by reference to Exhibit 10.5 to the Registrant's filing on Form 10-Q on May 15, 2004)
21.1	List of Subsidiaries of the Company.(6)
23.1	Consent of Goldstein Golub Kessler LLP.(6)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(6)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed June 4, 1998 (File No. 333-56085). TFSM's certificate of incorporation has since been amended as follows: Certificate of Amendment, filed with the Delaware Secretary of State on June, 28, 2000; Certificate of Ownership and Merger, filed with the Delaware Secretary of State on November 9, 2001; Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrants filings on Amended Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Increase filed with the Delaware Secretary of State on September 12, 2002; Certificate of Designation, filed with the Delaware Secretary of State on September 19, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed October 4, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.1 filed to the Registrant's filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.2 filed to the Registrant's filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Increase, filed with the Delaware Secretary of State on June 4, 2003; Certificate of Amendment of Restated Certificate, filed with the Delaware Secretary of State on August 29, 2003; and Certificate of Amendment, filed with the Delaware Secretary of State on February 26, 2004.

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

(6)
Filed herewith.

QuickLinks

PART I
Decide DNA Technology Features and Functionality
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
RISK FACTORS
PART III
Aggregated Option Exercises During Year Ended December 31, 2004 And Fiscal Year-End Option Values
EQUITY COMPENSATION PLAN INFORMATION
COMPARISON OF CUMULATIVE TOTAL RETURNS* AMONG 24/7 REAL MEDIA, INC., THE NASDAQ STOCK MARKET INDEX AND A PEER GROUP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
24/7 REAL MEDIA, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (in thousands, except share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS—CONTINUED (in thousands, except share data)
24/7 REAL MEDIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
24/7 REAL MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004
24/7 REAL MEDIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004
SIGNATURES