Form 10-K/A
period 2004-12-31
24/7 REAL MEDIA INC
filed 2005-04-12
CIK 1062195

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

        The number of outstanding shares of the registrant's common stock as of February 28, 2005 was 44,830,431.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
None	None

Explanatory Note

        In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management's report on the Company's internal controls over financial reporting and the required attestation on those controls from our independent registered public accountants. We elected to utilize a portion of this extension period. Therefore, 24/7 Real Media, Inc. hereby amends its Annual Report on Form 10-K, filed March 16, 2005 (the "Original Filing"), to include Management's Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K. Except for the foregoing amendment, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Responsibility for Financial Statements

        Our management is responsible for the integrity and objectivity of all information presented in the Annual Report on Form 10-K filed on March 16, 2005. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

        The Audit Committee of the Board of Directors meets regularly with the independent registered public accounting firm, Goldstein Golub Kessler LLP ("GGK"), and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm have free access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

        The management of 24/7 Real Media, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

        The Sarbanes-Oxley Act of 2002 and the SEC's related rules and regulations impose on the Company requirements regarding corporate governance and financial reporting. One requirement arising under Section 404 of the Sarbanes-Oxley Act is for management to report on the Company's internal control over financial reporting and for GGK, the Company's independent registered public accounting firm, to attest to management's report. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control—Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's subsidiaries except for Decide Holdings Pty Limited and its subsidiaries ("Decide") which was acquired in August 2004. Decide revenue accounted for approximately $4.9 million or 5.7% of our consolidated revenues during 2004.

        GGK has issued an audit report on management's assessment of the Company's internal control over financial reporting, which is included in their report contained herein.

Changes in Internal Control Over Financial Reporting

        Late in the fourth quarter of 2004, the Company migrated the search technology system from a legacy system to a new system. The new system was acquired as a result of our acquisition of Decide Holdings Pty Limited ("Decide") in August 2004. The migration involved changes in systems that included internal controls. In accordance with SEC's "Management's Report on Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports: Frequently Asked Questions," Question 3, and with our independent registered public accounting firm's consent, we have excluded Decide from the assessment included herein, and will report on it during our next annual filing with the SEC. The exclusion of Decide from the scope of the assessment included herein includes all related technology and processes specific to it and its international subsidiaries. Decide revenue accounted for approximately $4.9 million or 5.7% of our consolidated revenues during 2004. Other than our due diligence related to the acquisition, we have not reviewed the new system and the controls affected by the implementation of the new system. The legacy search technology system was included in the scope of the assessment included herein, and therefore the controls of and those surrounding the legacy system, up until the point of migration, are included in this assessment.

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

        The Company formed a Disclosure Committee to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods in the SEC rules and forms.

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

Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management's Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of Decide Holdings Pty Limited and its subsidiaries ("Decide"), which was acquired in August 2004, representing approximately 5.7% of consolidated revenues during 2004. Accordingly, our audit did not include the internal control over financial reporting of Decide. 24/7 Real Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, 24/7 Real Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 24/7 Real Media, Inc. as of

December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004 of 24/7 Real Media, Inc. and our report dated March 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
April 12, 2005

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits.	See Exhibit Index immediately following certification on signature pages.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
By:	/s/ DAVID J. MOORE David J. Moore Chief Executive Officer
Date: April 12, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons in the capacities indicated:

Signature	Title	Date

/s/ DAVID J. MOORE David J. Moore	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 12, 2005
/s/ JONATHAN K. HSU Jonathan K. Hsu	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2005
/s/ TONY SCHMITZ
Tony Schmitz	Director	April 12, 2005
/s/ ARNIE SEMSKY
Arnie Semsky	Director	April 12, 2005
/s/ MORITZ F. WUTTKE
Moritz F. Wuttke	Director	April 12, 2005
/s/ VALENTINE J. ZAMMIT
Valentine J. Zammit	Director	April 12, 2005

Exhibit Index

Exhibit Number	Description
23.1	Consent of Goldstein Golub Kessler LLP. Filed herewith.
31.1
Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2
Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting
PART IV
SIGNATURES
Exhibit Index