Form 10-Q
period 2005-03-31
24/7 REAL MEDIA INC
filed 2005-05-10
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 1-14355

24/7 Real Media, Inc.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	13-3995672
(STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.)	INCORPORATION OR ORGANIZATION)

132 West 31st Street, New York, NY 10001

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 30, 2005
Common Stock, par value $.01 per share	44,923,212 Shares

24/7 Real Media, Inc.

March 31, 2005

FORM 10-Q

INDEX

Part I. Financial Information
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)
Notes to Unaudited Interim Consolidated Financial Statements
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
Item 6. Exhibits
Signatures

Open AdStream® is a registered trademark of 24/7 Real Media, Inc. and Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Decide DNA™ are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,047	$27,690
Short-term investments	2,640	3,876
Accounts receivable, less allowances of $2,053 and $1,727, respectively	27,595	28,224
Prepaid expenses and other current assets	3,400	2,710

Total current assets	63,682	62,500

Property and equipment, net	5,835	4,783
Goodwill	34,573	34,573
Intangible assets, net	11,894	12,676
Other assets	7,040	6,866

Total assets	$123,024	$121,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,021	$16,425
Accrued liabilities	16,691	11,808
Deferred revenue	3,040	3,222
Subordinated convertible debentures, 2%, due 2006	7,500	7,500

Total current liabilities	40,252	38,955

Subordinated convertible debentures, 2%, due 2006	6,584	6,431
Warrant liability	366	516
Other long-term liabilities	343	228

Total liabilities	47,545	46,130

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 78,000 and 78,000 shares issued and outstanding, respectively (liquidation preference of $10 per share)	1	1
Common stock; $.01 par value; 350,000,000 shares authorized; 44,904,689 and 44,797,067 shares issued and outstanding, respectively	449	448
Additional paid-in capital	1,174,436	1,173,765
Deferred stock-based compensation	(11)	(17)
Accumulated other comprehensive income	1,402	1,463
Accumulated deficit	(1,100,798)	(1,100,392)
Total stockholders’ equity	75,479	75,268

Total liabilities and stockholders’ equity	$123,024	$121,398

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Media	$14,229	$10,023
Search	9,622	3,016
Technology	5,219	4,342
Total revenues	29,070	17,381

Cost of revenues:
Media	9,627	6,983
Search	6,632	2,458
Technology	992	822
Total cost of revenues	17,251	10,263

Gross profit	11,819	7,118

Operating expenses:
Sales and marketing	5,290	3,316
General and administrative	4,584	2,982
Product development	1,242	1,051
Amortization of intangible assets and deferred financing costs	1,140	788
Stock-based compensation (a)	513	199
Restructuring costs	973	—

Total operating expenses	13,742	8,336

Loss from operations	(1,923)	(1,218)

Interest expense, net	(88)	(182)
Change in fair value of warrant liability	150	928
Recovery of investments	2,100	—
Impairment of investments	(588)	—
Other income (expense), net	(46)	180

Loss before provision for income taxes	(395)	(292)

Provision for income taxes	(11)	(100)

Net loss	$(406)	$(392)

Dividends on preferred stock	(12)	(118)

Net loss attributable to common stockholders	$(418)	$(510)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)

Weighted average shares outstanding used in basic and diluted net loss per share	44,831,154	25,618,029

(a) Stock-based compensation charges are excluded from the following operating expense categories:

Cost of revenues	$8	$—
Sales and marketing	120	24
General and administrative	335	172
Product development	50	3
	$513	$199

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(406)	$(392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	598	488
Provision for doubtful accounts and sales reserves	604	175
Amortization of intangible assets and deferred financing costs	1,140	788
Amortization of warrants	152	153
Non-cash compensation	513	199
Accrued interest on notes payable	75	75
Change in fair value of warrant liability	(150)	(928)
Recovery of investments	(2,100)	—
Impairment of investments	588	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	25	(478)
Prepaid assets and other current assets	(690)	(31)
Other assets	(532)	(4,553)
Accounts payable and accrued liabilities	2,126	3,015
Deferred revenue	(182)	62

Net cash provided by (used in) operating activities	1,761	(1,427)

Cash flows from investing activities:
Recovery of investments	2,100	—
Proceeds from sale / maturities of short-term investments	648	—
Capital expenditures, including capitalized software	(2,150)	(345)
Cash paid for acquisitions, net	—	(1,574)

Net cash provided by (used in) investing activities	598	(1,919)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	33,840
Proceeds from exercise of stock options	71	545
Payment of capital lease obligations	(12)	(12)

Net cash provided by financing activities	59	34,373

Net change in cash and cash equivalents	2,418	31,027
Effect of foreign currency on cash	(61)	157
Cash and cash equivalents at beginning of year	27,690	21,645

Cash and cash equivalents at end of period	$30,047	$52,829

See accompanying notes to unaudited interim consolidated financial statements.

NOTE 1 – ORAGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing services, online advertisement serving, analytics and audience management. As of March 31, 2005, the Company principally operated in North America, Europe, South Korea and Australia and provided the following products and services:

Media, collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

Search primarily consisting of full budget management services, including paid-inclusion service and pay-per-click bid management, optimization services and search engine and consulting services, including natural search engine optimization services designed to help advertisers promote their Web site in or in association with relevant search results displayed by the Company’s partner search engines and to optimize their search marketing budgets.

Technology primarily consisting of Open AdStream and Open Advertiser Internet advertisement delivery and management software and services, the Insight XE web analytics and audience management software and services and the Insight ACT behavioral targeting service. The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

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

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.

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

The Company maintains letters of credit, secured by cash, related to its office leases. Letters of credit with maturities of one year or less are classified as other current assets and letters of credit with maturities greater than one year are classified as other assets on the consolidated balance sheets.

(d) Investments

Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. The Company classifies the marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in impairment of investments.

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of a company’s stock and does not have the ability to exercise significant influence are accounted for on the cost basis. On an ongoing basis, the Company assesses the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary.

(e) Accounts Receivable

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

(f) Concentration of Credit Risk

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

At times, cash may exceed the federally insured limits. In addition, the majority of the Company’s cash is managed by one financial institution.

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three month periods ended March 31, 2005 and 2004.

Substantially all Media revenue is generated from advertising inventory provided by partner Web sites and all Search revenue is generated from search engine distribution partners. In each case, with the exception of Lycos, arrangements with the Company’s partners are often short-term or subject to termination upon short notice. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms. Substantially all Search revenue is generated from relationships with two search engine distribution partners.

On a geographic basis, the Company may also experience significant concentration among our customers or partners. The Company examines this concentration on a country-by-country basis.

(h) Property and Equipment; Capitalized Software

Property and equipment are recorded at cost and are depreciated using the straight-line method over the shorter of the estimated useful lives of the related assets, generally three to five years, or the lease term.

In accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, software development costs incurred during the application development stage are capitalized. Costs incurred during the preliminary project and post implementation stages of an internal use software project are expensed as incurred. The capitalized cost of internal use software is charged over the estimated useful life of two to three years.

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

(k) Revenue Recognition; Cost of Revenues; Deferred Revenue

Media

Media revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to third-party Web sites which have contracted with the Company, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

Technology

Technology revenues are derived primarily from licensing of our software, hosted advertisement serving, and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with SOP No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. Revenue from advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the term of the agreement, which typically does not exceed one year.

Expenses from Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

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

(l) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123,

“Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock. SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For The Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net loss:
As reported	$(406)	$(392)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	1,488	1,768
Pro forma	$(1,894)	$(2,160)
Net loss per share:
As reported	$(0.01)	$(0.02)
Pro forma	(0.04)	(0.09)

The per share weighted-average fair value of stock options granted during the three month periods ended March 31, 2005 and 2004 is $2.50 and $4.63, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	3.05%	2.23%
Expected life (in years)	2.5	2.5
Volatility	103%	131%

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”) in connection with EITF Issue 96-18 (“EITF 96-18”), Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS 123R, the Company is now required to report expensing of stock options and other equity awards issued to employees and directors as of the first interim or annual reporting period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) amended the compliance dates to the next fiscal year after June 15, 2005 (January 1, 2006 for the Company) rather than the next reporting period.

SFAS 123R applies to all awards granted or modified after the effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.

The Company expects that upon the adoption of SFAS 123R it will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, the Company’s financial statements for periods prior to the effective date of the statement will not be restated.

(m) Restructuring Estimates

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

(n) Warrant Liability

Warrant liability is presented in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock. EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The classification of a contract should be reviewed at each balance sheet date.

(o) Basic and Diluted Net Loss Per Share

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

Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the three month periods ended March 31, 2005 and 2004 does not include the effects of options to purchase 8.3 million and 4.9 million shares of common stock, respectively; approximately 7,000 shares and 65,000 shares of unvested restricted stock, respectively; 0.6 million and 6.8 million shares of preferred stock, respectively; 0.6 million common stock warrants in 2005 and 2004; and 1.7 million shares of common stock in 2005 and 2004 related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

NOTE 3 - ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)          Acquisition of Decide Holdings Pty Limited (“Decide”)

On August 19, 2004, the Company completed its acquisition of Decide, a leading provider of search engine marketing in Australia and Europe. The acquisition combined our global audience and Decide’s search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering. Pursuant to the acquisition agreements, the Company acquired all of the outstanding shares of Decide for $15.0 million in cash, approximately 4.5 million shares of its common stock, valued at $12.6 million, and approximately $1.1 million in transaction fees.

Additionally, the Company is required to pay up to an additional $2.5 million in cash and issue $7.5 million in shares of common stock (up to a maximum of 2.3 million shares) to the selling shareholders of Decide if Decide achieves certain performance targets.

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

The $20.0 million of goodwill was assigned to the Search segment and of that amount, none is deductible for tax purposes.

The net tangible liabilities assumed consist of the following:

Asset / Liability	Amount

Cash and cash equivalents	$305
Other current assets	1,692
Fixed assets	616
Other assets	180
Accrued liabilities	(2,838)
Long-term liabilities	(21)
$(66)

(b)         Acquisition of Real Media Korea (“RMK”)

On January 6, 2004, the Company completed its acquisition of RMK, a leader in interactive marketing in the Republic of South Korea, by acquiring the approximately 90.4% of the outstanding shares of RMK that the Company did not already own. The Company believes that the combined assets will further its position as a global leader in interactive marketing. The Company paid total consideration of $20.1 million in exchange for the RMK shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of RMK are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their RMK shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law. For accounting purposes, the effective date of the acquisition is January 1, 2004. There was no material activity between the effective date and the acquisition date. In 2005, the Company changed the name of RMK to 24/7 Real Media, Inc.

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
$4,015

(c) Unaudited Pro Forma Summary

The results of operations of Decide and RMK have been included in the Company’s consolidated statements of operations since the completion of the acquisitions. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide and RMK at the beginning of each period presented:

For Three Months Ended March 31,
2004
(in thousands except per share data)

Total revenue	$21,103
Net loss attributable to common stockholders	(491)
Basic and diluted net loss attributable to common stockholders per share	$(0.02)
Weighted average common shares used in net loss per share calculation (1)	30,222,518

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three month periods ended March 31, 2004 includes the 4.5 million and 2.1 million shares of common stock issued for Decide and RMK, respectively, as if the shares were issued at the beginning of each period presented.

The pro forma summary is not necessary indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4 – BALANCE SHEET COMPONENTS

(a) Short-term Investments

Short-term investments as of March 31, 2005 and December 31, 2004 consisted of $1.4 million and $2.0 million in certificate of deposits with original maturities greater than three months from the balance sheet date, respectively, and $1.2 million and $1.8 million in available-for-sale securities, respectively. Total realized loss, based on an other-than-temporary decline in the market value of the securities, was $0.6 million for the three month period ended March 31, 2005.

(b) Property and Equipment

As of March 31, 2005 and December 31, 2004, property and equipment included capitalized software of $0.3 million and $0.4 million, respectively. Approximately $0.1 million was amortized during the three month period ended March 31, 2005.

(c) Goodwill

The $34.6 million in goodwill as of March 31, 2005 and December 31, 2004 related $20.0 million to Decide, $12.0 million to RMK, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

(d) Intangible Assets, Net

The $11.9 million in intangible assets, net as of March 31, 2005 related $7.8 million to Decide, $3.5 million to RMK and $0.6 million to Real Media. The $12.7 million in intangible assets, net as of December 31, 2004 related $8.2 million to Decide, $3.7 million to RMK and $0.8 million to Real Media.

NOTE 5 – RESTRUCTURING

During the first quarter of 2005, the Company recorded a restructuring charge of $1.0 million relating to its former New York headquarters.

The following sets forth the activities in the Company’s restructuring reserve for the three month period ended March 31, 2005, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
Employee termination benefits	$369	$—	$238	$131
Office closing costs	529	973	(57)	1,559
	$898	$973	$181	$1,690

NOTE 6 - 2% SUBORDINATED CONVERTIBLE DEBENTURES

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

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures. In addition, the Company may elect to pay the principal of and interest on the Debentures in shares of its common stock rather than cash. If the Company elects to pay the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, rather than in cash, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the debentures amounted to approximately $0.1 million for each of the three month periods ended March 31, 2005 and 2004.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of these Debentures in cash, which are being classified as short-term debt on the consolidated balance sheet.  The redemption right constitutes an embedded derivative. The value of this embedded derivative at March 31, 2005 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.2 million for each of the three month periods ended March 31, 2005 and 2004.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. For each of the three month periods ended March 31, 2005 and 2004, approximately $0.1 million of the deferred financing costs are included in amortization expense.

NOTE 7 - EQUITY INSTRUMENTS

(a) Preferred Stock

 The Company’s preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors. Accordingly, the accrued dividends are reflected as “Preferred stock dividends” on the consolidated statements of operations. Accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. As of March 31, 2005, there are approximately $0.1 million of accrued but unpaid dividends.

(b) Common Stock

Additional Paid-in Capital

During the three month period ended March 31, 2005, the Company’s additional paid-in capital increased by $0.7 million primarily due to $0.6 million in other stock-based compensation to be issued to employees and $0.1 million from exercise of stock options.

NOTE 8 - STOCK INCENTIVE PLANS

In January 2005, the Company entered into agreements to grant 1.7 million shares of restricted stock to certain employees. Approximately 1.0 million will be granted and vested annually over a three year vesting period contingent upon employment with the company on the date of vesting. Approximately 0.7 million will be granted and vest contingent upon the attainment of a performance milestone of the Company’s stock, which is outside the control of the Company. In accordance with APB 25, no expense related to the restricted stock is recorded until the resolution of the contingency. If the Company’s stock price reaches the milestone, the Company would incur approximately $6.7 million in stock-based compensation related to the restricted shares.

For the three month period ended March 31, 2005, the Company granted 3.9 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2005, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

NOTE 9 – RECOVERY OF INVESTMENTS

In January 2005, the Company received $2.1 million as a return of investment in Bidland. The return of investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A. and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. The Company does not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company capitalized approximately $0.5 million of property and equipment received but unpaid for as of March 31, 2005.

For the three month periods ended March 31, 2005 and 2004, the amount of cash paid for interest was $0.2 million and $0.1 million, respectively.

NOTE 11 – SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As the result of the Company’s acquisition of Decide in August 2004, the Company is reporting Search as a separate segment from Media. The Company measures segments based on segment income (loss) from operations. The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three months ended March 31, 2005 and 2004, is as follows (in thousands):

	Media	Search	Technology	Total
	(in thousands)
Three Month Period Ended March 31, 2005
Revenues	$14,229	$9,622	$5,219	$29,070
Depreciation	125	174	299	598
Amortization of intangible assets and deferred financing costs	495	395	250	1,140
Stock-based compensation	129	178	206	513
Restructuring	252	228	493	973
Segment income (loss) from operations	(274)	(1,209)	(440)	(1,923)

Three Month Period Ended March 31, 2004
Revenues	$10,023	$3,016	$4,342	$17,381
Depreciation	201	54	233	488
Amortization of intangible assets and deferred financing costs	243	216	329	788
Stock-based compensation	191	8	—	199
Segment loss from operations	(401)	(755)	(62)	(1,218)

Total assets:
March 31, 2005	$71,296	$41,223	$10,505	$123,024
December 31, 2004	72,910	36,849	11,639	121,398

	United States	United Kingdom	South Korea	Other - International	Total
	(in thousands)

Revenues for the three months ended March 31, 2005	$13,868	$6,131	$2,359	$6,712	$29,070
Long-lived assets as of March 31, 2005	12,601	328	16,325	30,088	59,342

Revenues for the three months ended March 31, 2004	$8,423	$3,280	$3,152	$2,526	$17,381
Long-lived assets as of December 31, 2004	11,603	351	16,512	30,432	58,898

NOTE 12 - COMMITMENTS AND CONTINGENCIES

(a) Commitments

Lycos, Inc. Services Agreements

On February 11, 2004, the Company entered into a five-year arrangement with Lycos, Inc. (“Lycos”), including an advertising services agreement to provide media sales, a technology services agreement to provide advertisement serving and analytics technology services to Lycos’ U.S. Web properties, and a transition services agreement to transition personnel and other services to the Company. The Company and Lycos amended the advertising services agreement and the technology services agreement on December 7, 2004 and, as amended, Lycos effectively may terminate the media services agreement on January 1, 2007.

The amended media services agreement provides that Lycos will have the exclusive right to sell advertising, and for the billing and collection of all advertising, on Wired.com and Quote.com, on July 1, 2005 and January 1, 2006, respectively.  On or prior to the respective transition dates, the Company will identify twenty advertising accounts (“24/7 Accounts”) to which it has sold advertising on Wired.Com and Quote.com.

The agreement provides that Lycos will pay the Company transition commissions based on advertising sales revenue minus bad debt (“net advertising sales revenue”) as follows:

•                  35% of net advertising sales revenue generated from the 24/7 Accounts on Wired.com for each of July and August 2005, payable on or prior to October 15, 2005, provided that the transition commission is capped at 35% of the average monthly gross revenues generated from the 24/7 Accounts during the period from January 1, 2005 to June 30, 2005;

•                  17.5% of net advertising sales revenue generated from the 24/7 Accounts on Wired.com for each of September and October 2005, payable on or prior to December 15, 2005, provided that the transition commission is capped at 17.5% the average monthly gross revenues generated from the 24/7 Accounts during the period from January 1, 2005 to June 30, 2005;

•                  35% of net advertising sales revenue generated from the 24/7 Accounts on Quote.com for each of January and February 2006, payable on or prior to April 15, 2006, provided that the transition commission is capped at 35% of the average monthly gross revenues generated from the 24/7 Accounts during the period from July 1, 2005 to December 31, 2005; and

•                  17.5% of net advertising sales revenue generated from the 24/7 Accounts on Quote.com for each of March and April 2006, payable on or prior to June 15, 2006, provided that the transition commission is capped at 17.5% of the average monthly gross revenues generated from the 24/7 Accounts during the period from July 1, 2005 to December 31, 2005.

The amended media services agreement reconciled past royalty payments and requires the Company to pay quarterly royalties for advertising inventory made available by Lycos as follows:

•                  Inception through December 31, 2004: $6.2 million, which was paid in installments of $5.7 million in 2004 and $0.5 million in February 2005.

•                  January 1, 2005 through March 31, 2005: 65% of net advertising sales revenue;

•                  April 1, 2005 through June 30, 2005: 65% of the greater of (i) net advertising sales revenue generated during the period and (ii) the minimum cost-per-thousand (“CPM”) revenue for such period;

•                  July 1, 2005 through December 31, 2005: 62.5% of the greater of (i) net advertising sales revenue generated during the period and (ii) the minimum CPM revenue for such period;

•                  January 1, 2006 through the expiration or termination of the media services agreement: 62.5% of net advertising sales revenue.

Pursuant to the media services agreement minimum CPM revenue is determined on a quarterly basis by multiplying Lycos’ projected advertisement impression level for that quarter by specific CPM prices for advertising inventory in specific category and unit types.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million for each of the three month periods ended March 31, 2005 and 2004. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

Acquisition Earn-Out Payments

The Company has contingent obligations related to our acquisitions of Decide. Decide stockholders may receive up to an additional $10.0 million, in a combination of cash and common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005.

Indemnifications

While the Company has various indemnification obligations included in contracts in the normal course of business, these indemnities do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, the Company has not recorded a liability related to indemnification provisions.

(b) Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s financial position, results of operations or liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Factors that Could Affect Future Results” and elsewhere in this Quarterly Report. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Quarterly Report the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its subsidiaries, and references to “24/7 Search” refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., and Decide Holdings Pty Limited, each a wholly owned subsidiary of 24/7 Real Media, Inc.

GENERAL

24/7 Real Media is a pioneer in the Internet industry, providing online advertising and search marketing strategies since 1995. We have three distinct lines of business, Media, Search and Technology, and operate in over a dozen countries. Our 24/7 Media business helps advertisers increase their reach through sophisticated targeting and a network of more than 800 Web sites.  24/7 Search enables marketers to maximize their search engine marketing spend and achieve optimum return on investment. Finally, our 24/7 Technology business develops and licenses our powerful technology, which serves as the underlying engine for everything we do.

We operate in three business segments: Media, Search and Technology.

Media

We sell advertising space for Web publishers through the 24/7 Web Alliance, a network of Web sites with brand names, quality content and global reach. Web publishers join the 24/7 Web Alliance to increase advertising revenues from the available advertising space on their Web sites. We solicit advertisers seeking online strategies to target audiences, build their brands and generate customer response. Advertisers purchase space through the 24/7 Web Alliance to make one purchase across several Web sites and to increase the return on their advertising spending. We also use targeting technology to best select advertising space made available in the 24/7 Web Alliance and to improve the performance of under-utilized advertising space for Web publishers.

We generate Media revenue from fees paid by client advertisers for advertising space. We typically sell advertising space on a cost-per-thousand-impressions (“CPM”) basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is viewed. We typically count an advertising impression each time a user’s Web browser requests our computer servers to transmit an advertisement. We may charge higher CPMs to advertisers that purchase our advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that purchase advertising space that requires less advanced targeting.

We pay Web publishers included in the 24/7 Web Alliance a royalty for their advertising space. The royalty generally does not exceed 65% of the gross advertising revenue we generate from a Web publisher’s advertising space, but may be more if a Web publisher’s advertising space is viewed by a larger or better quality audience, among other factors.

On a very limited basis, we have generated revenue from e-mail advertisements and marketing.

Search

We provide search marketing services that connect advertisers with consumers using search engines to find information, products and services. We leverage our relationships and understanding of search engine algorithms to help advertisers optimize their Web pages and achieve better placement in algorithmic search engines. We also create Web site listings for advertisers and submit their listings into the databases of pay-for-placement (“P4P”) and paid-inclusion (“PI”) search engine platforms. We help advertisers determine the keywords most relevant to their products and services and use advanced technology to manage keyword bidding simultaneously across P4P search platforms. Our technology shows advertisers which keywords lead users from search engines to their Web sites and helps them optimize advertising spending to convert click-throughs into sales.

We generate Search revenue primarily from cost-per-click (“CPC”) fees paid by client advertisers when search engine users click-through to their Web sites as a result of Web site listings submitted by us into search engine databases. To a lesser extent, we also generate revenue from fees paid by advertisers for consulting services and search engine optimization services and from fees paid by search engines that employ us to optimize the relevancy of Web site listings and report on advertising campaigns for their advertisers. We develop direct relationships with P4P and algorithmic search engines in order to enhance the services we provide to our client advertisers. We refer to search engines we work with as search engine distribution partners.

Technology

We provide online advertisement serving and analytics software to customers from software hosted locally on the customers’ servers or from software hosted centrally on our servers. Our technology products and services are all based on our proprietary Open AdSystem platform. We generate Technology revenue in the following ways:

Open AdStream Central Service. We charge service fees to Web publishers for operating our Open AdStream (“OAS”) online advertisement serving software centrally from our servers. We typically charge a service fee determined by multiplying an agreed CPM by the number of advertising impressions served using OAS. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software, the use of advanced software modules and the term, among other factors. Service fees typically are billed monthly.

Open AdStream Local Software. We charge fees to Web publishers for operating our OAS software locally from their own servers. Our license agreements typically provide for a license fee, software maintenance and technical support services fee and a training fee. We often base license fees on the forecasted number of advertising impressions a Web publisher will serve using our software, the use of advanced software modules and the license term.

Open Advertiser Service. We charge service fees to advertisers and agencies for operating our Open Advertiser (“OAD”) advertisement serving software centrally from our servers. Our service is determined by multiplying the CPM by the number of advertising impressions delivered. Service fees typically are billed monthly.  The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software, the use of advanced software modules and the term, among other factors. In the fourth quarter of 2004, we made the strategic decision to integrate OAD functionalities into OAS. As a result, we expect OAD service revenue to decline.

Insight XE Software and Service.  Our Insight XE solution offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences. We charge service fees to Web publishers for operating our OAS software centrally our servers. Our service fee is determined by multiplying an agreed CPM by the number of page views measured by our Insight XE software.

Insight ACT Software. Our Insight ACT software, which requires our OAS and Insight XE software solutions, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight Act on the same basis as the associated OAS and Insight XE arrangements. As of March 31, 2005, we have not generated significant revenue from Insight ACT.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three month period ended March 31, 2005 to the results of operations for the three month period ended March 31, 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004	$ Var

Revenues:
Media	$14,229	$10,023	$4,206
Search	9,622	3,016	6,606
Technology	5,219	4,342	877
Total revenues	29,070	17,381	11,689

Cost of revenues:
Media	9,627	6,983	2,644
Search	6,632	2,458	4,174
Technology	992	822	170
Total cost of revenues	17,251	10,263	6,988

Gross profit	11,819	7,118	4,701

Operating expenses:
Sales and marketing	5,290	3,316	1,974
General and administrative	4,584	2,982	1,602
Product development	1,242	1,051	191
Amortization of intangible assets and deferred financing costs	1,140	788	352
Stock-based compensation	513	199	314
Restructuring costs	973	—	973

Total operating expenses	13,742	8,336	5,406

Loss from operations	(1,923)	(1,218)	(705)

Interest expense, net	(88)	(182)	94
Change in fair value of warrant liability	150	928	(778)
Recovery of investments	2,100	—	2,100
Impairment of investments	(588)	—	(588)
Other income (expense), net	(46)	180	(226)

Loss before provision for income taxes	(395)	(292)	(103)

Provision for income taxes	(11)	(100)	89

Net loss	$(406)	$(392)	$(14)

Dividends on preferred stock	(12)	(118)	106

Net loss attributable to common stockholders	$(418)	$(510)	$92

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Web Alliance. 24/7 Web Alliance revenue was $14.0 million for the three month period ended March 31, 2005 as compared to $9.7 million for the three month period ended March 31, 2004, an increase of 44.0%. The increase is primarily related to an increase in advertising impressions sold. The number of advertising impressions delivered through the 24/7 Web Alliance increased from approximately 9.6 billion in 2004 to 16.9 billion in 2005.

Cost Of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our 24/7 Web Alliance. Cost of revenues also included advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

Gross Profit. Gross profit margins for Media were 32.3% in 2005 and 30.3% in 2004. The increase reflects a shift in where advertising inventory is sold to larger Web sites, such as Lycos, which generally receives a higher royalty rate. Advertisement serving costs were $0.4 million for 2005 and $0.3 million for 2004, representing 4.5% and 4.3% of total Media cost of revenues, respectively.

Search

Revenue. Search revenue was $9.6 million for the three month period ended March 31, 2005 as compared to $3.0 million for the three month period ended March 31, 2004, an increase of 219.0%. The increase primarily reflects the addition of new advertiser accounts from the acquisition of Decide in August 2004 and from an increased number of clicks delivered to our client advertisers as a result of growth in the businesses of our search engine distribution partners. We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per account.

Cost Of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenues also included hosting and bandwidth charges associated with the infrastructure.

Gross Profit. Gross profit margins for Search were 31.1% in 2005 and 18.5% in 2004. The increase was due to a change in product mix primarily as a result of the addition of high margin optimization services for both advertisers and search engine distribution partners acquired with Decide.  In addition, growth in P4P search engine services relative to the higher margin PI campaigns also decreased the overall gross margin percentage. The gross margin percentage on PI campaigns remained consistent and the gross margin percentage on P4P campaigns has been improved due to enhanced optimization.

Technology

Revenue. Technology revenue was $5.2 million for the three month period ended March 31, 2005, as compared to $4.3 million for the three month period ended March 31, 2004, an increase of 20.2%. The increase primarily reflects expanded usage by customers of Open AdStream Central and usage by new customers. In particular, Open AdStream Central delivered 41.7 billion paid impressions in the three month period ended March 31, 2005, up from 17.9 billion in the three month period ended March 31, 2004.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, including salaries and benefits of related technical personnel. The cost of revenues is offset by fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margins for Technology remained consistent at approximately 81.0% in the three month periods ended March 31, 2005 and 2004, respectively. The Company has been able to leverage the existing cost base over higher revenues.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $5.3 million for the three month period ended March 31, 2005 and $3.3 million for the three month period ended March 31, 2004. The increase was primarily due to additional personnel-related costs and an increase in marketing activities. Sales and marketing expenses decreased as a percentage of revenue from 19.1% for the three month period ended March 31, 2004 to 18.2% for the three month period ended March 31, 2005, as we were able to gain operating leverage. The number of employees included in sales and marketing increased from 133 at March 31, 2004 to 194 at March 31, 2005.

General and Administrative Expenses

General and administrative expenses consisted primarily of compensation and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities and systems; insurance; bad debts; fees for professional services; fees associated with the reporting and other obligations of a public company; depreciation and other general and administrative services. Fees for professional services included payments to external lawyers, accountants, and other professionals in connection with operating our business, compliance and evaluating and pursuing new opportunities.

General and administrative expenses were $4.6 million for the three month period ended March 31, 2005 and $3.0 million for the three month period ended March 31, 2004. The increase was due primarily to an increase in employee headcount from 47 at March 31, 2004 to 59 at March 31, 2005 and increased compliance costs. As a percentage of revenue, the expenses decreased from 17.2% to 15.8% for the three month periods ended March 31, 2004 and 2005, respectively, showing increased leverage of these expenses over a larger revenue base.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $1.2 million and $1.1 million for the three month periods ended March 31, 2005 and 2004, respectively. The number of employees included in product development increased from 41 at March 31, 2004 to 47 at March 31, 2005.

Amortization of Intangible Assets and Deferred Financing Costs

Amortization expense relates to intangible assets acquired with 24/7 Search in August 2000, Real Media in October 2001, Insight First in January 2003, RMK in January 2004 and Decide in August 2004; deferred financing costs associated with the subordinated convertible debenture offering in September 2003; and the transition payment to Lycos in February 2004.

Amortization expense was $1.1 million and $0.8 million for the three month periods ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, amortization expense related $0.6 million to acquired technology, $0.2 million to other intangible assets, $0.1 million to deferred financing costs and $0.2 million to the transition payment to Lycos. For the three months ended March 31, 2004, amortization expense related $0.5 million to acquired technology, $0.1 million to other intangible assets, $0.1 million to deferred financing costs and $0.1 million to the transition payment to Lycos.

Stock-Based Compensation

Stock-based compensation was $0.5 million and $0.2 million for the three month periods ended March 31, 2005 and 2004, respectively. The expense for the three month period ended March 31, 2005 related to the amortization of deferred compensation for restricted shares to be issued to certain employees. The expense for the three month period ended March 31, 2004 consisted of $0.1 million in discretionary incentives paid in stock and $0.1 million in amortization of deferred compensation for restricted shares issued to certain employees.

Restructuring Costs

During the three month period ended March 31, 2005, we recorded a restructuring charge of $1.0 million relating to our former New York headquarters.

Interest Expense, Net

Interest expense, net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest expense, net was $0.1 million and $0.2 million for the three month periods ended March 31, 2005 and 2004, respectively. Interest expense in both periods primarily related to subordinated convertible debentures issued on September 26, 2003 of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures. Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

Change In Fair Value Of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock and subordinated convertible debenture offerings and is adjusted to fair value at the end of each reporting period. The $0.2 million gain for the three month period ended March 31, 2005 is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability. The decrease in the fair value was primarily due to the lower fair market value of our stock compared to when the warrants were issued.

Recovery of Investments

In January 2005, we received $2.1 million as a return of investment in Bidland. The return of investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. We do not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, we recorded an impairment charge related to the cost-based investment.

Impairment Of Investments

During the first quarter of 2005, we wrote down our available-for-sale investment in chinadotcom and recognized an impairment charge of approximately $0.6 million for other-than-temporary declines in the value of the investment.

Other Income (Expense), Net

Other income (expense), net in 2005 primarily relate to legal fees associated with a former subsidiary that was shut down. The amount in 2004 primarily related to amounts recovered from a former subsidiary that was shut down.

Dividends On Preferred Stock

Our preferred stock accrue and accumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by our Board of Directors. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends cancel upon conversion of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the three month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net cash provided by (used in) operating activities	$1,761	$(1,427)
Net cash provided by (used in) investing activities	$598	$(1,919)
Net cash provided by financing activities	$59	$34,373

Since our inception we have financed our operations through equity financings and long-term debt. Net cash provided by operating activities was $1.8 million during the first quarter of 2005. We used approximately $1.4 million of cash in operating activities during the first quarter of 2004. Cash provided by (used in) operating activities is generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital, particularly accounts receivable. We generally pay our search engine distribution partners and some of our Web sites in advance of receiving payments from our customers.

Net cash provided by investing activities was approximately $0.6 million during the first quarter of 2005. Investing activities in 2005 consisted of $0.6 million of proceeds from sale and maturities of short-term investments and $2.1 million from the recovery of an investment offset by $2.1 million in capital expenditures for operational purposes. Net cash used in investing activities was approximately $1.9 million during the first quarter of 2004. Investing activities during the first quarter of 2004 related $1.6 million to the acquisition of RMK and $0.3 million to capital expenditures for general operational purposes.

Financing activities provided $59,000 and $34.4 million in the three month periods ended March 31, 2005 and 2004, respectively. Financing activities in 2005 related to proceeds from exercise of common stock options. Financing activities in 2004 primarily related to proceeds from our secondary offering of common stock and the exercise of stock options.

On September 26, 2003, we completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”). If at any time on or after September 26, 2005, the second anniversary of the initial issuance date, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million principal amount of the Debentures in cash. Management believes the holder may exercise its right to require redemption. Management believes existing cash and investments will be sufficient to meet the obligation to redeem should the holder exercise its right.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believe existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition; Cost of Revenues

Media

Our Media revenues are generated from fees paid by client advertisers for advertising impressions. We typically offer advertisers a pricing model based on CPM, which enables client advertisers to pay a fee based on the number of times its advertisement is viewed. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites that have contracted with us, in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

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

Technology

Our Technology revenues are derived primarily from licensing our software, hosted advertisement serving, and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

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

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

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

Short-Term Investments

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of the investee; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any reporting period in our history, except as the result of non-recurring gains, and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $0.4 million for each of the three month periods ended March 31, 2005 and 2004. We may incur net losses for the foreseeable future. Even if we do achieve profitability, we may not sustain profitability on a consistent basis in the future.

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

We are obligated to make semi-annual interest payments on January 1 and July 1 of each year and the entire principal face amount of the debentures is due and payable on September 26, 2006. We may elect to pay interest in cash, in shares of our common stock or in additional debentures. We may elect to repay the principal amount of the debentures in cash or in shares of our common stock. If we so elect, payment in shares shall be based upon 90% of the average of the volume weighted average price of our common stock on the principal market as reported by Bloomberg Financial L.P. during the five trading days immediately prior to the interest payment date, in the case of an interest payment, or during the 15 trading days immediately prior to the maturity date, in the case of the repayment of the principal amount of the debentures.    Stockholders could experience substantial dilution resulting from our election to pay the semi-annual accrued interest due in common stock or repay the principal amount in common stock.  In addition, if, at any time after September 26, 2005, the price of our common stock does not exceed the conversion price ($8.75 per share of our common stock) of the debentures for any five trading days we may be required to immediately repurchase $7.5 million in principal amount of the debentures in cash.

If we repay any principal in cash we may need additional capital to fund this obligation. Our ability to arrange financing and the cost of this financing will depend upon many factors, including: general economic and capital market conditions generally, and in particular the non-investment grade debt market; credit availability from banks or other lenders; investor confidence in our industry generally and our company specifically; and provisions of tax and securities law that are conducive to raising capital. If we need additional funds and are unable to raise them, our inability to raise them will have an adverse effect on our operations. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.

An unforeseen reduction in our revenues, an unexpected impairment of our receivables, or an unbudgeted increase in expenses or capital expenditures may require us to raise additional funds to continue operations. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution of our stockholders. Stockholders may experience extreme dilution due to our current stock price and the amount of financing we may need to raise and these securities may have rights senior to those of holders of our common stock. Access to the capital markets has been unpredictable in the past, especially for unprofitable companies such as ours. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

OUR ACQUISITIONS, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL AND COULD AFFECT OUR ABILITY TO PROJECT RESULTS.

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

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times in the past and in certain segments, our revenues have grown significantly and also have decreased during certain periods and in certain segments. Accurate predictions of future revenues are difficult because of the rapid changes in our markets.

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

•                  seasonality, which generally results in lower revenue for the Company in the first and third quarter of each year;

•                  changes in results of operations brought about by newly acquired businesses, which may be exceedingly difficult to predict due to management’s lack of history with such businesses;

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

OUR TECHNOLOGY SOLUTIONS MAY NOT FUNCTION AS DESIGNED AND MAY CAUSE BUSINESS DISRUPTION.

Open AdSystem is our proprietary advertisement serving technology that serves as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform. Some of these products, such as Insight ACT has only recently been made widely available. We must, among other things, ensure that the technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. We must further complete development of our beta products. This development effort could fail technologically or could take more time than expected. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue. Our Media Solutions business utilizes our Open AdSystem technology, and thus any performance issues with Open AdSystem will also impact Media Solutions. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

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

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs. Further, search advertisers are paying closer attention to allegations of click fraud in the industry generally and have become more willing to inquire about or challenge click counts related to search marketing services.  Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory.

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

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A FEW SEARCH ENGINE DISTRIBUTION PARTNERS, AND THE LOSS OF ONE OF THEM COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

We have generated the majority of our global search revenue from clicks originating on Google and Overture, which is a subsidiary of Yahoo!, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of our relationship with Google or Overture would cause a significant decrease in search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one of more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our search revenue.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdSystem technology resides on computer systems located in our data centers housed by Savvis in the United States and Level 3 Communications in Europe. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

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

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.   Hackers have made many attempts to breach the security of our network operations, with minimal disruption to date. If hackers are successful in the future, could misappropriate proprietary information or cause substantial disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES.

We have operations in a number of international markets, including Asia, Canada and Europe, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. International operations are subject to other risks, including:

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

As of March 31, 2005, there were approximately 44.9 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 13.0 million shares of common stock that may be sold into the market in the future, including approximately 8.3 million shares of our common stock issuable upon exercise of options, 0.8 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants, 1.7 million shares of our common stock upon vesting of restricted shares issued, and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisitions or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

RISKS RELATED TO OUR INDUSTRY

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

Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients.  In addition, most online advertising companies are seeking to broaden their business models, so that companies that do not currently compete directly with us may decide to compete more directly with us in the future. We may be unable to compete successfully against current or future competitors.

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

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS, OR RELATED LITIGATION, COULD HARM OUR BUSINESS.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware”, which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdSystem products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on its business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation.  Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without proper consent of users. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or our clients, our business, financial condition and results of operations could be materially and adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2005 (in thousands):

	2005	2006	2007	Thereafter	Total
Cash and cash equivalents	$30,047	$—	$—	$—	$30,047
Average interest rate	2.38%				2.38%

Loan payable	$7,500	$7,500	$—	$—	$15,000
Loan payable	2.00%	2.00%			2.00%

The 2% subordinated convertible debentures due 2006 contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at March 31, 2005 is immaterial to our financial position. We review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. At March 31, 2005, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses. The effect of foreign exchange rate fluctuations for the three month periods ended March 31, 2005 and 2004 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. At March 31, 2005, we had $6.7 million in cash and cash equivalents denominated in foreign currencies.

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

In 2004, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal control through the quarter ended March 31, 2005.  We anticipate that improvements will continue to be made.

Changes in Internal Control

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

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

24/7 REAL MEDIA, INC.
(Registrant)

Date: May 10, 2005	By:	/s/ DAVID J. MOORE
David J. Moore

  Chairman and Chief Executive Officer

  (Principal Executive Officer)