Form 10-Q
period 2005-06-30
24/7 REAL MEDIA INC
filed 2005-08-09
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT JUNE 30, 2005
Common Stock, par value $.01 per share	45,174,742 Shares

24/7 Real Media, Inc.

June 30, 2005

FORM 10-Q

Open AdStream® is a registered trademark of 24/7 Real Media, Inc. and Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Decide DNA™ are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,347	$27,690
Short-term investments	2,345	3,876
Accounts receivable, less allowances of $2,062 and $1,727, respectively	29,921	28,224
Prepaid expenses and other current assets	2,874	2,710

Total current assets	63,487	62,500

Property and equipment, net	6,367	4,783
Goodwill	34,573	34,573
Intangible assets, net	11,112	12,676
Other assets	6,617	6,866

Total assets	$122,156	$121,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,418	$16,425
Accrued liabilities	15,202	11,808
Deferred revenue	2,918	3,222
Subordinated convertible debentures, 2%, due 2006	7,500	7,500

Total current liabilities	39,038	38,955

Subordinated convertible debentures, 2%, due 2006	6,736	6,431
Warrant liability	476	516
Other long-term liabilities	446	228

Total liabilities	46,696	46,130

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 53,000 and 78,000 shares issued and outstanding, respectively (liquidation preference of $10 per share)	1	1
Common stock; $.01 par value; 350,000,000 shares authorized; 45,174,742 and 44,797,067 shares issued and outstanding, respectively	452	448
Additional paid-in capital	1,174,941	1,173,765
Deferred stock-based compensation	(6)	(17)
Accumulated other comprehensive income	1,060	1,463
Accumulated deficit	(1,100,988)	(1,100,392)
Total stockholders’ equity	75,460	75,268

Total liabilities and stockholders’ equity	$122,156	$121,398

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Media	$16,684	$12,358	$30,913	$22,381
Search	11,710	2,533	21,332	5,549
Technology	5,492	4,706	10,711	9,048
Total revenues	33,886	19,597	62,956	36,978

Cost of revenues:
Media	11,327	8,823	20,954	15,806
Search	7,747	1,664	14,379	4,122
Technology	1,177	879	2,169	1,701
Total cost of revenues	20,251	11,366	37,502	21,629

Gross profit	13,635	8,231	25,454	15,349

Operating expenses:
Sales and marketing	5,731	3,893	11,021	7,209
General and administrative	4,988	3,019	9,572	6,001
Product development	1,366	1,095	2,608	2,146
Amortization of intangible assets and deferred financing costs	1,139	1,414	2,279	2,202
Stock-based compensation (a)	441	298	954	497
Restructuring costs	—	501	973	501

Total operating expenses	13,665	10,220	27,407	18,556

Loss from operations	(30)	(1,989)	(1,953)	(3,207)

Interest expense, net	(54)	(96)	(142)	(278)
Change in fair value of warrant liability	(110)	881	40	1,809
Recovery of investment	—	—	2,100	—
Impairment of marketable securities	—	—	(588)	—
Gain on sale of maketable securities	7	—	7	—
Gain on legal settlement	—	2,896	—	2,896
Other income (expense), net	6	(69)	(40)	111

Income (loss) before provision for income taxes	(181)	1,623	(576)	1,331

Provision for income taxes	(9)	(32)	(20)	(132)

Net income (loss)	$(190)	$1,591	$(596)	$1,199

Dividends on preferred stock	(10)	(104)	(22)	(222)

Net income (loss) attributable to common stockholders	$(200)	$1,487	$(618)	$977

Basic net income (loss) per share attributable to common stockholders	$0.00	$0.04	$(0.01)	$0.03

Weighted average shares outstanding used in basic net income (loss) per share	44,976,378	34,054,489	44,904,167	29,836,259

Diluted net income (loss) per share attributable to common stockholders	$0.00	$0.04	$(0.01)	$0.03

Weighted average shares outstanding used in diluted net income (loss) per share	44,976,378	43,886,508	44,904,167	39,845,899

(a) Stock-based compensation charges are excluded from the following operating expense categories:

Cost of revenues	$8	$—	$16	$—
Sales and marketing	86	186	206	210
General and administrative	297	92	632	263
Product development	50	20	100	24
	$441	$298	$954	$497

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(596)	$1,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,318	945
Provision for doubtful accounts and sales reserves	1,122	349
Amortization of intangible assets and deferred financing costs	2,279	2,202
Amortization of warrants	305	306
Non-cash compensation	954	497
Accrued interest on notes payable	149	149
Change in fair value of warrant liability	(40)	(1,809)
Gain on sale of marketable securities	(7)	—
Impairment of marketable securities	588	—
Recovery of investment	(2,100)	—
Gain on legal settlement	—	(2,896)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(2,819)	(3,563)
Prepaid expenses and other current assets	(164)	(126)
Other assets	(466)	(4,433)
Accounts payable and accrued liabilities	1,557	2,131
Deferred revenue	(304)	282

Net cash provided by (used in) operating activities	1,776	(4,767)

Cash flows from investing activities:
Recovery of investment	2,100	—
Proceeds from sale / maturities of short-term investments	648	—
Proceeds from sale of marketable securities	211	—
Capital expenditures, including capitalized software	(3,893)	(819)
Cash paid for acquisitions, net	—	(1,958)

Net cash used in investing activities	(934)	(2,777)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	37,364
Proceeds from exercise of stock options	143	587
Payment of capital lease obligations	(16)	(24)

Net cash provided by financing activities	127	37,927

Net change in cash and cash equivalents	969	30,383
Effect of foreign currency on cash	(312)	483
Cash and cash equivalents at beginning of year	27,690	21,645

Cash and cash equivalents at end of period	$28,347	$52,511

See accompanying notes to unaudited interim consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing services, online advertisement serving, analytics and audience management. As of June 30, 2005, the Company principally operated in North America, Europe, South Korea and Australia and provided the following products and services:

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less from the balance sheet date, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts.

The Company maintains letters of credit, secured by cash, related to its office leases. Letters of credit with maturities of one year or less from the balance sheet date are classified as other current assets and letters of credit with maturities greater than one year from the balance sheet date are classified as other assets on the consolidated balance sheets.

(d) Investments

Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. The Company classifies the marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in impairment of marketable securities.

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

At times, cash may exceed the federally insured limits. In addition, the majority of the cash is managed by one financial institution.

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three or six month periods ended June 30, 2005 and 2004.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income (loss) attributable to common stockholders:
As reported	$(200)	$1,487	$(618)	$977
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	(1,428)	(1,400)	(2,916)	(3,168)
Pro forma	$(1,628)	$87	$(3,534)	$(2,191)

Basic net income (loss) per share attributable to common stockholders:
As reported	$—	$0.04	$(0.01)	$0.03
Pro forma	(0.04)	—	(0.08)	(0.07)

Diluted net income (loss) per share attributable to common stockholders:
As reported	$—	$0.04	$(0.01)	$0.03
Pro forma	(0.04)	0.01	(0.08)	(0.05)

The per share weighted-average fair value of stock options granted during the three and six month periods ended June 30, 2005 was $3.04 and $2.50, respectively, and was $5.77 and $4.83 for the three and six month periods ended June 30, 2004, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.33%	2.59%	3.05%	2.30%
Expected life (in years)	3.0	3.0	2.5	2.6
Volatility	124%	136%	103%	132%

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS 123R, the Company is required to report expensing of stock options and other equity awards issued to employees and directors as of the first interim or annual reporting period beginning after June 15, 2005. However, the Securities and Exchange Commission (“SEC”) amended the compliance dates to the next fiscal year after June 15, 2005 (January 1, 2006 for the Company).

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

(o) Basic and Diluted Net Income (Loss) Per Share

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

Diluted EPS is equal to basic EPS for the three and six month period ended June 30, 2005 since all potentially dilutive securities are antidilutive. The computation of net loss per share for the three and six month periods ended June 30, 2005 excludes outstanding options of 7.9 million to purchase shares of common stock, the effects of 0.6 million shares issuable upon the exercise or conversion of common stock warrants, 0.4 million shares issuable upon the conversion of preferred stock, 1.7 million shares issuable upon the conversion of the subordinated convertible debentures, and 0.9 million shares of unvested restricted stock, since their inclusion would have an antidilutive effect.

The computation of diluted net income per share for the three and six month period ended June 30, 2004 excludes outstanding options of approximately 2.2 million to purchase shares of common stock and the effects of 0.4 million shares issuable upon the exercise or conversion of common stock warrants, since their inclusion would have an antidilutive effect.

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
$4,015

(c) Unaudited Pro Forma Summary

The results of operations of Decide and RMK have been included in the Company’s consolidated statements of operations since the completion of the acquisitions. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide and RMK at the beginning of each period presented:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands except per share data)

Total revenue	$21,256	$42,359
Net income attributable to common stockholders	1,276	785
Basic net income attributable to common stockholders per share	$0.03	$0.02
Weighted average common shares used in basic per share calculation (1)	38,518,775	34,370,647
Diluted net income attributable to common stockholders per share	$0.03	$0.03
Weighted average common shares used in diluted per share calculation (1)	48,389,066	45,034,283

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and six month periods ended June 30, 2004 include the 4.5 million and 2.1 million shares of common stock issued for Decide and RMK, respectively, as if the shares were issued at the beginning of each period presented.

The pro forma summary is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4 – BALANCE SHEET COMPONENTS

(a) Short-term Investments

Short-term investments as of June 30, 2005 and December 31, 2004 consisted of $1.4 million and $2.1 million in certificate of deposits with original maturities greater than three months from the balance sheet date, respectively, and $0.9 million and $1.8 million in available-for-sale securities, respectively. Proceeds from the sale of marketable securities were $0.2 million for the six month period ended June 30, 2005 and realized gains were immaterial. During 2005, the Company determined the decline in the market value of the securities to be other-than-temporary and recorded a loss of $0.6 million.  Subsequently, the price has continued to decline resulting in an additional unrealized loss of $0.1 million at June 30, 2005 which is included in accumulated other comprehensive income on the consolidated balance sheet.

(b) Property and Equipment

As of June 30, 2005 and December 31, 2004, property and equipment included capitalized software of $0.2 million and $0.4 million, respectively. Approximately $0.1 and $0.2 million was amortized during the three and six month periods ended June 30, 2005, respectively.

(c) Goodwill

The $34.6 million in goodwill as of June 30, 2005 and December 31, 2004 related $20.0 million to Decide, $12.0 million to RMK, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

(d) Intangible Assets, Net

The $11.1 million in intangible assets, net as of June 30, 2005 related $7.4 million to Decide, $3.4 million to RMK and $0.3 million to Real Media. The $12.7 million in intangible assets, net as of December 31, 2004 related $8.2 million to Decide, $3.7 million to RMK and $0.8 million to Real Media.

NOTE 5 – RESTRUCTURING

During the first quarter of 2005, the Company recorded a restructuring charge of $1.0 million relating to its former New York headquarters.

The following sets forth the activities in the Company’s restructuring reserve for the six month period ended June 30, 2005, which is included in accrued liabilities in the consolidated balance sheet (in thousands):

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
Employee termination benefits	$369	$—	$324	$45
Office closing costs	529	973	200	1,302
	$898	$973	$524	$1,347

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

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures. In addition, the Company may elect to pay the principal of and interest on the Debentures in shares of its common stock rather than cash. If the Company elects to pay the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, rather than in cash, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the Nasdaq SmallCap Market for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the debentures amounted to approximately $0.1 million and $0.2 million for each of the three and six month periods ended June 30, 2005 and 2004.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of these Debentures in cash, which are being classified as short-term debt on the consolidated balance sheet.  The redemption right constitutes an embedded derivative. The value of this embedded derivative at June 30, 2005 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.1 million and $0.3 million for each of the three and six month periods ended June 30, 2005 and 2004.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. For each of the three and six month periods ended June 30, 2005 and 2004, approximately $0.1 million and $0.2 million of the deferred financing costs are included in amortization expense.

NOTE 7 - EQUITY INSTRUMENTS

(a) Preferred Stock

In the six month period ended June 30, 2005, 25,000 shares of Series C Preferred Stock were converted into 0.2 million shares of the Company’s common stock. Preferred shares outstanding at June 30, 2005 were 53,000 shares.

The Company’s preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors. Accordingly, the accrued dividends are reflected as “Preferred stock dividends” on the consolidated statements of operations. Accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. As of June 30, 2005, there are approximately $0.1 million of accrued but unpaid dividends.

(b) Common Stock

Additional Paid-in Capital

During the six month period ended June 30, 2005, the Company’s additional paid-in capital increased by $1.2 million primarily due to $1.0 million in stock-based compensation issued to employees and $0.2 million from exercise of stock options.

NOTE 8 - STOCK INCENTIVE PLANS

In January 2005, the Company entered into agreements to grant 1.7 million shares, subsequently adjusted to 1.5 million shares for forfeitures, of restricted stock to certain employees. Approximately 0.9 million will be granted and vested annually over a three year period contingent upon employment with the Company on the vesting dates. Approximately 0.6 million will be granted and vested contingent upon the attainment of a performance milestone of the Company’s stock. In accordance with APB 25, no expense related to these shares is recorded until the Company’s price reaches the milestone. If the Company’s stock price reaches the milestone, the Company will incur approximately $6.1 million in stock-based compensation expense.

For the six month period ended June 30, 2005, the Company granted 4.0 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2005, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

NOTE 9 – RECOVERY OF INVESTMENT

In January 2005, the Company received $2.1 million as a return on investment in Bidland. The return on investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A. and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. The Company does not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

In the six month period ended June 30, 2005, the Company paid $1.1 million for computer equipment capitalized at December 31, 2004.

For the six month periods ended June 30, 2005 and 2004, the amount of cash paid for interest was $0.2 million and $0.1 million, respectively.

NOTE 11 – SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As a result of the Company’s acquisition of Decide in August 2004, the Company is reporting Search as a separate segment from Media. The Company measures segments based on segment income (loss) from operations. The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three and six month periods ended June 30, 2005 and 2004, is as follows:

	Three Month Period Ended June 30, 2005				Six Month Period Ended June 30, 2005
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$16,684	$11,710	$5,492	$33,886	$30,913	$21,332	$10,711	$62,956
Depreciation	117	166	437	720	242	340	736	1,318
Amortization of intangible assets and deferred financing costs	495	395	249	1,139	990	790	499	2,279
Stock-based compensation	140	119	182	441	269	297	388	954
Restructuring	—	—	—	—	252	228	493	973
Segment income (loss) from operations	851	(464)	(417)	(30)	579	(1,675)	(857)	(1,953)

	Three Month Period Ended June 30, 2004				Six Month Period Ended June 30, 2004
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$12,358	$2,533	$4,706	$19,597	$22,381	$5,549	$9,048	$36,978
Depreciation	156	41	260	457	358	95	492	945
Amortization of intangible assets and deferred financing costs	869	216	329	1,414	1,112	432	658	2,202
Stock-based compensation	132	68	98	298	323	76	98	497
Restructuring	136	97	268	501	136	97	268	501
Segment loss from operations	(1,117)	(661)	(211)	(1,989)	(1,518)	(1,415)	(274)	(3,207)

Total assets:
June 30, 2005	$70,429	$41,491	$10,236	$122,156
December 31, 2004	72,910	36,849	11,639	121,398

	United	United	South	Other-
	States	Kingdom	Korea	International	Total
	(in thousands)

Revenues for the three month period period ended June 30, 2005	$15,364	$7,178	$3,501	$7,843	$33,886
Revenues for the six month period period ended June 30, 2005	29,232	13,309	5,860	14,555	62,956
Long-lived assets as of June 30, 2005	12,216	665	16,152	29,636	58,669

Revenues for the three month period ended June 30, 2004	$9,947	$2,912	$3,365	$3,373	$19,597
Revenues for the three month period ended June 30, 2004	18,370	6,192	6,517	5,899	36,978
Long-lived assets as of December 31, 2004	11,603	351	16,512	30,432	58,898

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

The amended media services agreement reconciled past royalty payments and requires the Company to pay quarterly royalties for advertising inventory made available by Lycos as follows:

•                  Inception through December 31, 2004: $6.2 million, which was paid in installments of $5.7 million in 2004 and $0.5 million in February 2005;

•                  January 1, 2005 through March 31, 2005: 65% of net advertising sales revenue;

•                  April 1, 2005 through June 30, 2005: 65% of the greater of (i) of net advertising sales revenue generated during the period and (ii) the minimum cost-per-thousand (“CPM”) revenue for such period;

•                  July 1, 2005 through December 31, 2005: 62.5% of the greater of (i) of net advertising sales revenue generated during the period and (ii) the minimum CPM revenue for such period; and

•                  January 1, 2006 through the expiration or termination of the media services agreement: 62.5% of net advertising sales revenue.

Pursuant to the media services agreement minimum CPM revenue is determined on a quarterly basis by multiplying Lycos’ projected advertisement impression level for that quarter by specific CPM prices for advertising inventory in specific category and unit types.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million and $0.5 million for each of the three and six month periods ended June 30, 2005 and 2004. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

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

Litigation with Brian Anderson

On July 15, 2001, Brian Anderson, former Chief Executive Officer of our AwardTrack, Inc. subsidiary, served the Company with notice of a lawsuit filed in Superior Court for the State of California in and for the County of Santa Cruz, alleging breach of contract, fraud, intentional infliction of emotional distress and breach of fiduciary duty, in connection with the acquisition of AwardTrack and subsequent events. The Company removed the lawsuit to federal court in California and moved to dismiss the complaint in its entirety. The motion was granted in part, with leave to amend, and denied in part. The plaintiff subsequently refiled the complaint and the Company filed a counterclaim. In June 2005, the Company settled with Mr. Anderson for the release of all claims and termination of all litigation matters.

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

Insight XE Software and Service.  Our Insight XE solution offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences. We charge service fees to Web publishers for operating our XE software centrally on our servers. Our service fee is determined by multiplying an agreed CPM by the number of page views measured by our Insight XE software.

Insight ACT Software. Our Insight ACT software, which requires our OAS and Insight XE software solutions, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight Act on the same basis as the associated OAS and Insight XE arrangements. As of June 30, 2005, we have not generated significant revenue from Insight ACT.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three and six month periods ended June 30, 2005 to the results of operations for the three and six month periods ended June 30, 2004 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	$ Var	2005	2004	$ Var
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues:
Media	$16,684	$12,358	$4,326	$30,913	$22,381	$8,532
Search	11,710	2,533	9,177	21,332	5,549	15,783
Technology	5,492	4,706	786	10,711	9,048	1,663
Total revenues	33,886	19,597	14,289	62,956	36,978	25,978

Cost of revenues:
Media	11,327	8,823	2,504	20,954	15,806	5,148
Search	7,747	1,664	6,083	14,379	4,122	10,257
Technology	1,177	879	298	2,169	1,701	468
Total cost of revenues	20,251	11,366	8,885	37,502	21,629	15,873

Gross profit	13,635	8,231	5,404	25,454	15,349	10,105

Operating expenses:
Sales and marketing	5,731	3,893	1,838	11,021	7,209	3,812
General and administrative	4,988	3,019	1,969	9,572	6,001	3,571
Product development	1,366	1,095	271	2,608	2,146	462
Amortization of intangible assets and deferred financing costs	1,139	1,414	(275)	2,279	2,202	77
Stock-based compensation	441	298	143	954	497	457
Restructuring costs	—	501	(501)	973	501	472

Total operating expenses	13,665	10,220	3,445	27,407	18,556	8,851

Loss from operations	(30)	(1,989)	1,959	(1,953)	(3,207)	1,254

Interest expense, net	(54)	(96)	42	(142)	(278)	136
Change in fair value of warrant liability	(110)	881	(991)	40	1,809	(1,769)
Recovery of investment	—	—	—	2,100	—	2,100
Impairment of marketable securities	—	—	—	(588)	—	(588)
Gain on sale of maketable securities	7	—	7	7	—	7
Gain on legal settlement	—	2,896	(2,896)	—	2,896	(2,896)
Other income (expense), net	6	(69)	75	(40)	111	(151)

Income (loss) before provision for income taxes	(181)	1,623	(1,804)	(576)	1,331	(1,907)

Provision for income taxes	(9)	(32)	23	(20)	(132)	112

Net income (loss)	$(190)	$1,591	$(1,781)	$(596)	$1,199	$(1,795)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Web Alliance. 24/7 Web Alliance revenue was $16.7 million and $30.9 million for the three and six month periods ended June 30, 2005, respectively, as compared to $12.4 million and $22.4 million for the three and six month periods ended June 30, 2004, respectively, an increase of 35.0% and 38.1%, respectively. The increase is primarily related to an increase in advertising impressions sold. The number of advertising impressions delivered through the 24/7 Web Alliance increased from approximately 14.3 billion in 2004 to 21.8 billion in 2005.

Cost Of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our 24/7 Web Alliance. Cost of revenues also included advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

Gross Profit. Gross profit margins for Media were 32.1% and 32.2% for the three and six month periods ended June 30, 2005, respectively, and 28.6% and 29.4% for the three and six month periods ended June 30, 2004, respectively. The increase is a result of the increase in the number and diversity of Web publishers in the 24/7 Network which has decreased the average royalty percentage paid to Web publishers and an increase in run of network campaigns delivered. Advertisement serving costs were $0.4 million and $0.8 million for the three and six month periods ended June 30, 2005, respectively, representing 3.6% and 4.0% of total Media cost of revenues, respectively.

Advertisement serving costs were $0.3 million and $0.6 million for the three and six month periods ended June 30, 2004, respectively, representing 3.6% and 3.9% of total Media cost of revenues, respectively.

Search

Revenue. Search revenue was $11.7 million and $21.3 million for the three and six month periods ended June 30, 2005, respectively, as compared to $2.5 million and $5.5 million for the three and six month periods ended June 30, 2004, respectively, an increase of 362.3% and 284.4% respectively.  The increase is due to the use of the Decide DNA technology acquired in August 2004 across all of our accounts as well as the additional advertiser accounts from the acquisition. In addition, the growth in the Search marketplace leads to growth in the businesses of our search engine distribution partners.  We also believe the foregoing factors, combined with our sales efforts and improved operational controls, have contributed to an increase in the average revenue per account.

Cost Of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenues also included hosting and bandwidth charges associated with the infrastructure.

Gross Profit. Gross profit margins for Search were 33.8% and 32.6% for the three and six month periods ended June 30, 2005, respectively, and 34.3% and 25.7% for the three and six month periods ended June 30, 2004, respectively. The increase was due to a change in product mix primarily as a result of the addition of high margin optimization services for both advertisers and search engine distribution partners acquired with Decide.

Technology

Revenue. Technology revenue was $5.5 million and $10.7 million for the three and six month periods ended June 30, 2005, as compared to $4.7 million and $9.0 million for the three and six month periods ended June 30, 2004, respectively, representing an increase of 16.7% and 18.4%, respectively. The increase primarily reflects expanded usage by customers of Open AdStream Central and usage by new customers. In particular, Open AdStream Central delivered 42.8 billion paid impressions in 2005, up from 19.1 billion in the same period in 2004.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, including salaries and benefits of related technical personnel. The cost of revenues is offset by fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margins for Technology remained consistent at approximately 78.6% and 79.7% in the three and six month periods ended June 30, 2005, respectively, and 81.3% and 81.2% for the three and six month periods ended June 30, 2004, respectively. The decrease is due to an increase in hosting and bandwidth costs as a result of increased usage.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $5.7 million and $11.0 million for the three and six month periods ended June 30, 2005, respectively, and $3.9 million and $7.2 million for the three and six month periods ended June 30, 2004, respectively. The increase was primarily due to additional personnel-related costs and an increase in marketing activities. Sales and marketing expenses decreased as a percentage of revenue from 19.9% to 16.9% for the three month periods ended June 30, 2004 and 2005, respectively, and from 19.5% to 17.5% for the six month periods ended June 30, 2004 and 2005, respectively, as we were able to gain operating leverage. The number of employees included in sales and marketing increased from 141 at June 30, 2004 to 195 at June 30, 2005.

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

General and administrative expenses were $5.0 million and $9.6 million for the three and six month periods ended June 30, 2005, respectively, and $3.0 million and $6.0 million for the three and six month periods ended June 30, 2004. The increase was due primarily to an increase in employee headcount from 47 at June 30, 2004 to 58 at June 30, 2005 and increased compliance costs. As a percentage of revenue, the expenses decreased from 15.4% to 14.7% for the three month periods ended June 30, 2004 and 2005, respectively, and from 16.2% to 15.2% for the six month period ended June 30, 2004 and 2005, respectively, showing increased leverage of these expenses over a larger revenue base.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $1.4 million and $2.6 million for the three and six month periods ended June 30, 2005, respectively, and $1.1 million and $2.2 million for the three and six month periods ended June 30, 2004, respectively. The number of employees included in product development increased from 40 at June 30, 2004 to 44 at June 30, 2005.

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

For the six month period ended June 30, 2005, amortization expense related $1.2 million to acquired technology, $0.4 million to other intangible assets, $0.2 million to deferred financing costs and $0.5 million to the transition payment to Lycos. For the six month period ended June 30, 2004, amortization expense related $1.1 million to acquired technology, $0.5 million to other intangible assets, $0.3 million to deferred financing costs and $0.3 million to the transition payment to Lycos.

Stock-Based Compensation

Stock-based compensation was $0.4 million and $0.9 million for the three and six month periods ended June 30, 2005, respectively. Stock-based compensation in 2005 related primarily to the amortization of deferred compensation for restricted shares to be issued to certain employees. Stock-based compensation in 2004 consisted of $0.3 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.

Restructuring Costs

During the three month period ended March 31, 2005, we recorded a restructuring charge of $1.0 million relating to our former New York headquarters.

During the second quarter of 2004, the Company took additional steps to align its sales, development and administrative organization and reduce corporate overhead to position itself for profitable growth in the future. This involved the involuntary termination of approximately seven employees, as well as charges for excess real estate space, primarily at our Germany office. The Company recorded a restructuring charge of approximately $0.5 million.

Interest Expense, Net

Interest expense, net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest expense in both years primarily related to subordinated convertible debentures issued on September 26, 2003 of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures. Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

Change in Fair Value of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock and subordinated convertible debenture offerings and is adjusted to fair value at the end of each reporting period. The gain for the six month period ended June 30, 2005 is due to a decrease in the fair value of the warrants outstanding which reduced the corresponding liability. The decrease in the fair value was primarily due to the lower fair market value of our stock compared to when the warrants were issued.

Recovery of Investment

In January 2005, we received $2.1 million as a return on investment in Bidland. The return on investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. We do not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, we recorded an impairment charge related to the cost-based investment.

Impairment of Marketable Securities

During the first quarter of 2005, we wrote down our available-for-sale investment in chinadotcom and recognized an impairment charge of approximately $0.6 million for other-than-temporary declines in the value of the investment.

Gain on Sale of Marketable Securities

In the second quarter of 2005, the Company sold 65,000 shares of its chinadotcom common stock, which resulted in proceeds of approximately $0.2 million and a realized gain of $7,000.

Gain on Legal Settlement

The $2.9 million for the six month period ended June 30, 2004 related to our legal settlement with chinadotcom corporation received in the form of 0.4 million shares of chinadotcom common stock, valued at the market price on the date of settlement.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the six month periods ended June 30, 2005 and 2004 were as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$1,776	$(4,767)
Net cash used in investing activities	$(934)	$(2,777)
Net cash provided by financing activities	$127	$37,927

Since our inception we have financed our operations through equity financings and long-term debt. Net cash provided by operating activities was $1.8 million during the six month period ended June 30, 2005. We used approximately $4.8 million of cash in operating activities during the six month period ended June 30, 2004. Cash provided by (used in) operating activities is generally as a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital, particularly accounts receivable. We generally pay our search engine distribution partners and some of our Web sites in advance of receiving payments from our customers.

Net cash used in investing activities was approximately $0.9 million during the six month period ended June 30, 2005. Investing activities in the six month period ended June 30, 2005 consisted of $0.6 million of proceeds from maturities of short-term investments, $0.2 million of proceeds from the sale of marketable securities and $2.1 million from the recovery of an investment offset by $3.8 million in capital expenditures for operational purposes. Net cash used in investing activities was approximately $2.8 million during the six month period ended June 30, 2004. Investing activities during the six month period ended June 30, 2004 related $2.0 million to the acquisition of RMK and $0.8 million to capital expenditures for general operational purposes.

Financing activities provided $0.1 million and $37.9 million in the six month periods ended June 30, 2005 and 2004, respectively. Financing activities during the six month period ended June 30, 2005 related to proceeds from exercise of common stock options. Financing activities during the six month period ended June 30, 2004 primarily related $37.4 million to net proceeds from our secondary offering of common stock and $0.6 million to the exercise of stock options.

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

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any reporting period in our history, except as the result of non-recurring gains, and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $0.2 million and $0.6 million for the three and six month periods ended June 30, 2005. We may incur net losses for the foreseeable future. Even if we do achieve profitability, we may not sustain profitability on a consistent basis in the future.

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

We have generated the majority of our global search revenue from clicks originating on Google and Overture, which is a subsidiary of Yahoo!, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of our relationship with Google or Overture would cause a significant decrease in search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one or more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients, which could have a material adverse effect on our search revenue.

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

As of June 30, 2005, there were approximately 45.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 11.6 million shares of common stock that may be sold into the market in the future, including approximately 7.9 million shares of our common stock issuable upon exercise of options, 0.6 million shares of our common stock issuable upon conversion of our outstanding preferred stock and exercise of the related warrants, approximately 0.9 million shares of our common stock upon vesting of restricted shares, and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisitions or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of June 30, 2005 (in thousands):

	2005	2006	2007	Thereafter	TOTAL
Cash and cash equivalents	$28,347	$—	$—	$—	$28,347
Average interest rate	2.77%				2.77%

Loan payable	$7,500	$7,500	$—	$—	$15,000
Loan payable	2.00%	2.00%			2.00%

The 2% subordinated convertible debentures due 2006 contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at June 30, 2005 is immaterial to our financial position. We review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. At June 30, 2005, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses. The effect of foreign exchange rate fluctuations for the three and six month periods ended June 30, 2005 and 2004 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. At June 30, 2005, we had $6.3 million in cash and cash equivalents denominated in foreign currencies.

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

In 2004, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal control through the six month period ended June 30, 2005. We have recently commenced a review of the design and effectiveness of our internal controls of our Decide Interactive subsidiary. We anticipate that improvements will continue to be made.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

24/7 REAL MEDIA, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ DAVID J. MOORE
David J. Moore

Chairman and Chief Executive Officer (Principal Executive Officer)