Form 10-Q
period 2005-09-30
24/7 REAL MEDIA INC
filed 2005-11-09
CIK 1062195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT SEPTEMBER 30, 2005
Common Stock, par value $.01 per share	45,963,006 Shares

24/7 Real Media, Inc.

September 30, 2005

FORM 10-Q

Open AdStream® is a registered trademark of 24/7 Real Media, Inc. and Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Decide DNA™ are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,903	$27,690
Short-term investments	1,826	3,876
Accounts receivable, less allowances of $2,319 and $1,727, respectively	31,314	28,224
Prepaid expenses and other current assets	2,376	2,710

Total current assets	70,419	62,500

Property and equipment, net	6,629	4,783
Goodwill	34,573	34,573
Intangible assets, net	10,330	12,676
Other assets	6,303	6,866

Total assets	$128,254	$121,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,076	$16,425
Accrued liabilities	17,206	11,808
Deferred revenue	2,793	3,222
Subordinated convertible debentures, 2%, due 2006	14,389	7,500

Total current liabilities	49,464	38,955

Subordinated convertible debentures, 2%, due 2006	—	6,431
Warrant liability	859	516
Other long-term liabilities	495	207

Total liabilities	50,818	46,109

Commitments and contingencies
Minority interests in consolidated subsidiaries	1,729	21

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 78,000 shares issued and outstanding at December 31, 2004 (liquidation preference of $10 per share)	—	1
Common stock; $.01 par value; 350,000,000 shares authorized; 45,963,006 and 44,797,067 shares issued and outstanding, respectively	460	448
Additional paid-in capital	1,175,959	1,173,765
Deferred stock-based compensation	—	(17)
Accumulated other comprehensive income	1,041	1,463
Accumulated deficit	(1,101,753)	(1,100,392)
Total stockholders’ equity	75,707	75,268

Total liabilities and stockholders’ equity	$128,254	$121,398

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Media	$15,547	$12,070	$46,460	$34,451
Search	13,731	4,109	35,063	9,658
Technology	5,839	4,628	16,550	13,676
Total revenues	35,117	20,807	98,073	57,785

Cost of revenues:
Media	10,516	9,180	31,470	24,986
Search	10,026	2,241	24,405	6,363
Technology	998	827	3,167	2,528
Total cost of revenues	21,540	12,248	59,042	33,877

Gross profit	13,577	8,559	39,031	23,908

Operating expenses:
Sales and marketing	5,606	4,272	16,627	11,481
General and administrative	4,885	3,626	14,457	9,627
Product development	1,563	1,115	4,171	3,261
Amortization of intangible assets and deferred financing costs	1,140	1,068	3,419	3,270
Stock-based compensation (a)	493	209	1,447	706
Restructuring costs	—	—	973	501

Total operating expenses	13,687	10,290	41,094	28,846

Loss from operations	(110)	(1,731)	(2,063)	(4,938)

Interest expense, net	(48)	(93)	(190)	(371)
Change in fair value of warrant liability	(384)	266	(344)	2,075
Recovery of investment	—	—	2,100	—
Impairment of marketable securities	—	—	(588)	—
Loss on sale of maketable securities	(25)	—	(18)	—
Gain on legal settlement	—	—	—	2,896
Other income (expense), net	(55)	12	(95)	123

Loss before provision for income taxes and minority interest in operations of consolidated subsidiaries	(622)	(1,546)	(1,198)	(215)

Provision for income taxes	(164)	(44)	(184)	(176)
Minority interest in operations of consolidated subsidiaries	21	—	21	—

Net loss	$(765)	$(1,590)	$(1,361)	$(391)

Dividends on preferred stock	(3)	(73)	(25)	(295)

Net loss attributable to common stockholders	$(768)	$(1,663)	$(1,386)	$(686)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.04)	$(0.03)	$(0.02)

Weighted average shares outstanding used in basic and diluted net loss per share	45,478,444	37,007,505	45,097,696	32,244,122

(a) Stock-based compensation charges are excluded from the following operating expense categories:

Cost of revenues	$7	$—	$23	$—
Sales and marketing	117	125	323	335
General and administrative	318	74	950	337
Product development	51	10	151	34
	$493	$209	$1,447	$706

See accompanying notes to unaudited interim consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,361)	$(391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,079	1,412
Provision for doubtful accounts and sales reserves	1,672	372
Amortization of intangible assets and deferred financing costs	3,419	3,270
Amortization of warrants	458	458
Non-cash compensation	1,447	706
Accrued interest on notes payable	76	76
Change in fair value of warrant liability	344	(2,075)
Loss on sale of marketable securities	18	—
Impairment of marketable securities	588	—
Recovery of investment	(2,100)	—
Minority interest in losses of consolidated subsidiaries	(21)	—
Gain on legal settlement	—	(2,896)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(4,762)	(5,706)
Prepaid expenses and other current assets	334	(328)
Other assets	(510)	(4,340)
Accounts payable and accrued liabilities	5,412	2,520
Deferred revenue	(429)	366

Net cash provided by (used in) operating activities	6,664	(6,556)

Cash flows from investing activities:
Recovery of investment	2,100	—
Proceeds from sale / maturities of short-term investments	648	—
Proceeds from sale of marketable securities	856	—
Capital expenditures, including capitalized software	(4,916)	(1,550)
Cash paid for investment	—	(422)
Cash paid for acquisitions, net	—	(17,244)

Net cash used in investing activities	(1,312)	(19,216)

Cash flows from financing activities:
Proceeds from minority investor of consolidated subsidiaries	1,729	—
Proceeds from exercise of stock options	677	609
Payment of capital lease obligations	(62)	(40)
Proceeds from issuance of common stock, net	—	37,240

Net cash provided by financing activities	2,344	37,809

Net change in cash and cash equivalents	7,696	12,037
Effect of foreign currency on cash	(483)	440
Cash and cash equivalents at beginning of year	27,690	21,645

Cash and cash equivalents at end of period	$34,903	$34,122

See accompanying notes to unaudited interim consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing services, online advertisement serving, analytics and audience management. As of September 30, 2005, the Company principally operated in North America, Europe, South Korea and Australia and provided the following products and services:

Media, collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

Search primarily consisting of full budget management services, including paid-inclusion service and pay-per-click bid management, optimization services and search engine and consulting services, including natural search engine optimization services designed to help advertisers promote their Web sites in or in association with relevant search results displayed by the Company’s partner search engines and to optimize their search marketing budgets.

Technology primarily consisting of Open AdStream and Open Advertiser advertisement delivery and management software and services, the Insight XE web analytics and audience management software and services and the Insight ACT behavioral targeting service. The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

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

The accompanying interim consolidated financial statements are unaudited. In the Company’s opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of the operations and cash flows of the Company for the interim periods presented. The financial statements, financial data and other information disclosed in the notes to the consolidated results are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

(d) Investments

Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. The Company classifies the marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. In determining realized gains and losses, the cost of securities sold is based upon specific identification. Realized gains and losses and declines in value judged to be other-than-temporary, are included in the consolidated statements of operations.

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

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three or nine month periods ended September 30, 2005 and 2004.

Substantially all Media revenue is generated from advertising inventory provided by partner Web sites. Search revenue is generated from relationships with search engine distribution partners, and substantially all Search revenue is derived from two such relationships. In each case, with the exception of Lycos, arrangements with the Company’s partners are often short-term or subject to termination upon short notice. The Company may not be successful in renewing any of these agreements, or if they are renewed, they may not be on terms as favorable as current agreements. The Company may not be successful in entering into agreements with new distribution partners on commercially acceptable terms.

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

(k) Revenue Recognition; Cost of Revenues; Deferred Revenue

Media

Media revenues are generated by delivering advertising impressions for a fixed fee to third-party Web sites. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to third-party Web sites that have contracted with the Company in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Search

Search revenues are derived from attracting clicks on client advertisers’ Web listings in search results. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to search engine distribution partners that have contracted with the Company in the period in which the clicks occur. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

In specific circumstances, when the Company provides search marketing services as an agent for a fixed commission, or otherwise in transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis.

Technology

Technology revenues are derived primarily from licensing of our software, hosted advertisement serving and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with SOP No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. Revenue from hosted advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the term of the agreement, which typically does not exceed one year.

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

(l) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock. SFAS No. 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB No. 25.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net loss attributable to common stockholders:
As reported	$(768)	$(1,663)	$(1,386)	$(686)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	(1,383)	(1,123)	(4,298)	(4,291)
Pro forma	$(2,151)	$(2,786)	$(5,684)	$(4,977)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.04)	$(0.03)	$(0.02)
Pro forma	(0.05)	(0.08)	(0.13)	(0.15)

The per share weighted-average fair value of stock options granted during the three and nine month periods ended September 30, 2005 was $2.74 and $2.51, respectively, and was $3.76 and $4.76 for the three and nine month periods ended September 30, 2004, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	September 30,		September 30,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.22%	3.07%	3.09%	2.38%
Expected life (in years)	3.0	3.0	2.5	2.6
Volatility	99%	132%	103%	132%

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS 123R, the Company is required to report expensing of stock options and other equity awards issued to employees and directors as of the first interim or annual reporting period beginning after June 15, 2005. However, the SEC amended the compliance dates to the next fiscal year after June 15, 2005 (January 1, 2006 for the Company).

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

(n) Warrant Liability

Warrant liability is presented in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, And Potentially Settled In, a Company’s Own Stock. EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

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

Diluted EPS is equal to basic EPS for the three and nine month periods ended September 30, 2005 and 2004 since all potentially dilutive securities are antidilutive. The computation of net loss per share for the three and nine month periods ended September 30, 2005 and 2004 excludes outstanding options of 7.4 million and 4.7 million to purchase shares of common stock, respectively; 0.9 million and 11,000 shares of unvested restricted stock, respectively; the effects of 0.6 million shares issuable upon the exercise or conversion of common stock warrants in 2004 and 2005, 0.6 million shares issuable upon the conversion of preferred stock in 2004 and 1.7 million shares issuable upon the conversion of the subordinated convertible debentures in 2004 and 2005, since their inclusion would have an anti-dilutive effect.

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

The $20.0 million of goodwill was assigned to the Search segment and, of that amount, none is deductible for tax purposes.

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
$4,015

(c) Unaudited Pro Forma Summary

The results of operations of Decide and RMK have been included in the Company’s consolidated statements of operations since the completion of the acquisitions. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide and RMK at the beginning of each period presented:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
	(in thousands except per share data)

Total revenue	$22,121	$64,480
Net loss attributable to common stockholders	(2,035)	(1,055)
Basic and diluted net loss attributable to common stockholders per share	$(0.05)	$(0.03)
Weighted average common shares used in basic and diluted per share calculation (1)	39,482,272	36,086,959

(1) The weighted average shares used to compute pro forma basic and diluted net loss per share for the three and nine month periods ended September 30, 2004 include the 4.5 million and 2.1 million shares of common stock issued for Decide and RMK, respectively, as if the shares were issued at the beginning of each period presented.

The pro forma summary is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4 – JOINT VENTURE

(a)          K.K. 24/7 Search

On September 5, 2005, the Company signed a joint venture agreement with Dentsu Inc. to deliver search engine marketing (“SEM”) services to the Japanese market. The partnership, K.K. 24/7 Search, in which Dentsu owns a significant minority interest, simultaneously entered into an agreement to be the exclusive provider of SEM services to Dentsu’s extensive client base. Under the terms of the agreement, Dentsu will contribute its extensive Japanese marketing industry knowledge and connections to the joint venture, and consign to the joint venture all SEM services provided to its clients. The Company will license its Decide DNA technology to the joint venture, as well as provide SEM expertise and operational management.

Upon inception, the Company made an initial investment of $1.9 million, representing a 51% ownership interest in the joint venture. The Company included the results of operations and financial position of the joint venture in its consolidated financial statements with minority interest presented separately. As of September 30, 2005, the carrying value of the investment was approximately $1.7 million.

NOTE 5 – BALANCE SHEET COMPONENTS

(a) Short-term Investments

Short-term investments as of September 30, 2005 and December 31, 2004 consisted of $1.4 million and $2.1 million, respectively, in certificate of deposits with original maturities greater than three months from the balance sheet date, and $0.4 million and $1.8 million, respectively, in available-for-sale securities. Proceeds from the sale of marketable securities were $0.9 million for the nine month period ended September 30, 2005 and realized losses were immaterial. During 2005, the Company determined the decline in the market value of the securities to be other-than-temporary and recorded a loss of $0.6 million.  Subsequently, the price increased, resulting in an unrealized gain of $0.1 million at September 30, 2005, which is included in accumulated other comprehensive income on the consolidated balance sheet.

(b) Property and Equipment

As of September 30, 2005 and December 31, 2004, property and equipment included capitalized software of $0.2 million and $0.4 million, respectively. Approximately $0.1 and $0.3 million was amortized during the three and nine month periods ended September 30, 2005, respectively.

(c) Goodwill

The $34.6 million in goodwill as of September 30, 2005 and December 31, 2004 related $20.0 million to Decide, $12.0 million to RMK, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

(d) Intangible Assets, Net

The $10.3 million in intangible assets, net as of September 30, 2005 related $7.0 million to Decide, $3.2 million to RMK and $0.1 million to Real Media. The $12.7 million in intangible assets, net as of December 31, 2004 related $8.2 million to Decide, $3.7 million to RMK and $0.8 million to Real Media.

NOTE 6 – RESTRUCTURING

During the first quarter of 2005, the Company recorded a restructuring charge of $1.0 million relating to its former New York headquarters.

The following sets forth the activities in the Company’s restructuring reserve for the nine month period ended September 30, 2005, which is included in accrued liabilities in the consolidated balance sheets (in thousands):

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
Employee termination benefits	$369	$—	$369	$—
Office closing costs	529	973	256	1,246
	$898	$973	$625	$1,246

NOTE 7 – 2% SUBORDINATED CONVERTIBLE DEBENTURES

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

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures. In addition, the Company may elect to pay the principal of and interest on the Debentures in shares of its common stock rather than cash. If the Company elects to pay the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ SmallCap Market (or such other market in which the Debentures are then listed or quoted) for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, rather than in cash, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ SmallCap Market (or such other market in which the Debentures are then listed or quoted) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the debentures amounted to approximately $0.2 million for each of the nine month periods ended September 30, 2005 and 2004.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days, the holder shall have the right, in its sole discretion, to require that the Company redeem up to $7.5 million principal amount of the Debentures in cash.  The redemption right constitutes an embedded derivative. The value of this embedded derivative at September 30, 2005 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.1 million and $0.4 million for each of the three and nine month periods ended September 30, 2005 and 2004.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. For each of the three and nine month periods ended September 30, 2005 and 2004, approximately $0.2 million and $0.4 million of the deferred financing costs are included in amortization expense.

NOTE 8 - EQUITY INSTRUMENTS

(a) Preferred Stock

In the nine month period ended September 30, 2005, 78,000 shares of Series C Preferred Stock were converted into 0.6 million shares of the Company’s common stock. All preferred stock previously issued and outstanding have been converted as of September 30, 2005.

The Company’s preferred stock accrue and cumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors. Accordingly, the accrued dividends are reflected as “Preferred stock dividends” on the consolidated statements of operations. Accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are canceled upon conversion of the preferred stock. As of September 30, 2005, all accrued but unpaid dividends have been canceled.

(b) Common Stock

Additional Paid-in Capital

During the nine month period ended September 30, 2005, the Company’s additional paid-in capital increased by $2.2 million primarily due to $1.5 million in stock-based compensation issued to employees and $0.7 million from exercise of stock options.

NOTE 9 - STOCK INCENTIVE PLANS

In January 2005, the Company entered into agreements to grant 1.7 million shares of restricted stock to certain employees, subsequently adjusted to 1.5 million shares for forfeitures. Approximately 0.9 million will be granted and vested annually over a three year period contingent upon employment with the Company on the date of vesting. Approximately 0.6 million will be granted and vested contingent upon the attainment of a performance milestone of the Company’s stock, which is outside the control of the Company. In accordance with APB 25, no expense related to these shares is recorded until the Company’s stock price reaches the milestone. If the Company’s stock price reaches the milestone, the Company would incur approximately $5.9 million in stock-based compensation.

For the nine month period ended September 30, 2005, the Company granted 4.1 million stock options under the 2002 Stock Incentive Plan to employees at exercise prices based on the fair market value of the Company’s common stock at the respective dates of grant.

On January 1, 2005, in accordance with the terms of the 2002 Stock Incentive Plan, shares reserved for issuance under the Plan were increased by 0.6 million.

NOTE 10 – RECOVERY OF INVESTMENT

In January 2005, the Company received $2.1 million as a return on an investment in Bidland. The return on investment was a result of the settlement of pending litigation between Bidland and Telefonica S.A. and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved, at which time any remaining proceeds will be distributed. The Company does not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

In the nine month period ended September 30, 2005, the Company paid $1.1 million for computer equipment capitalized at December 31, 2004.

For the nine month periods ended September 30, 2005 and 2004, the amount of cash paid for interest was $0.3 million and $0.2 million, respectively.

NOTE 12 – SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As a result of the Company’s acquisition of Decide in August 2004, the Company is reporting Search as a separate segment from Media. The Company measures segments based on segment income (loss) from operations. The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

	Three Month Period Ended September 30, 2005				Nine Month Period Ended September 30, 2005
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$15,547	$13,731	$5,839	$35,117	$46,460	$35,063	$16,550	$98,073
Depreciation	81	176	504	761	323	516	1,240	2,079
Amortization of intangible assets and deferred financing costs	495	395	250	1,140	1,485	1,185	749	3,419
Stock-based compensation	138	151	204	493	407	448	592	1,447
Restructuring	—	—	—	—	252	228	493	973
Segment income (loss) from operations	313	(838)	415	(110)	892	(2,513)	(442)	(2,063)

	Three Month Period Ended September 30, 2004				Nine Month Period Ended September 30, 2004
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$12,070	$4,109	$4,628	$20,807	$34,451	$9,658	$13,676	$57,785
Depreciation	138	51	278	467	495	146	771	1,412
Amortization of intangible assets and deferred financing costs	614	125	329	1,068	1,726	557	987	3,270
Stock-based compensation	143	56	10	209	466	132	108	706
Restructuring	—	—	—	—	136	97	268	501
Segment loss from operations	(1,436)	(159)	(136)	(1,731)	(2,954)	(1,574)	(410)	(4,938)

Total assets:
September 30, 2005	$67,187	$47,261	$13,806	128,254
December 31, 2004	72,910	36,849	11,639	121,398

	United	United	South	Other -
	States	Kingdom	Korea	International	Total
	(in thousands)

Revenues for the three month period ended September 30, 2005	$15,343	$7,141	$3,489	$9,144	$35,117
Revenues for the nine month period ended September 30, 2005	44,575	20,450	9,349	23,699	98,073
Long-lived assets as of September 30, 2005	11,814	834	15,979	29,208	57,835

Revenues for the three month period ended September 30, 2004	$11,067	$3,386	$2,729	$3,625	$20,807
Revenues for the nine month period ended September 30, 2004	29,437	9,578	9,246	9,524	57,785
Long-lived assets as of December 31, 2004	11,603	351	16,512	30,432	58,898

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

•                  17.5% of net advertising sales revenue generated from the 24/7 Accounts on Wired.com for each of September and October 2005, payable on or prior to December 15, 2005, provided that the transition commission is capped at 17.5% of the average monthly gross revenues generated from the 24/7 Accounts during the period from January 1, 2005 to June 30, 2005;

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

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million and $0.7 million for each of the three and nine month periods ended September 30, 2005 and 2004, respectively. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

Acquisition Earn-Out Payments

The Company has contingent obligations related to its acquisition of Decide. Decide stockholders may receive up to an additional $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Factors that Could Affect Future Results” and elsewhere in this Quarterly Report. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Unless the context requires otherwise in this Quarterly Report the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its consolidated subsidiaries, and references to “24/7 Search” refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., and Decide Holdings Pty Limited (“Decide”), each a wholly owned subsidiary of 24/7 Real Media, Inc.

GENERAL

24/7 Real Media is a pioneer in the Internet industry, providing online advertising and search marketing strategies since 1995. We have three distinct lines of business, Media, Search and Technology, and operate in over a dozen countries. Our Media business helps advertisers increase their reach through sophisticated targeting and a network of more than 1,562 Web sites. Our Search business enables marketers to maximize their search engine marketing spending and achieve optimum returns on their investments. Our Technology business develops and licenses our powerful technology, which serves as the underlying engine for everything we do.

Media

We sell advertising space for Web publishers through the 24/7 Web Alliance, a network of Web sites with brand names, quality content and global reach. Web publishers join the 24/7 Web Alliance to increase advertising revenues from the available advertising space on their Web sites. We solicit advertisers seeking online strategies to target audiences, build their brands and generate customer response. Advertisers purchase space through the 24/7 Web Alliance to make one purchase across several Web sites and to increase the return on their advertising spending. We also use targeting technology to best select advertising space made available through the 24/7 Web Alliance for advertisers and to improve the performance of under-utilized advertising space for Web publishers.

We generate Media revenue from fees paid by client advertisers for advertising space. We typically sell advertising space on a cost-per-thousand-impressions (“CPM”) basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is displayed. We typically count an advertising impression each time a user’s Web browser requests that our computer servers transmit the advertisement. We may charge higher CPMs to advertisers that purchase our advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that purchase advertising space that requires less specific targeting.

We pay Web publishers included in the 24/7 Web Alliance a royalty for their advertising space. The royalty generally does not exceed 65% of the gross advertising revenue we generate from a Web publisher’s advertising space, but may be more, for example, if the advertising space is viewed by a larger or better quality audience.

On a very limited basis, we have generated revenue from e-mail advertisements and marketing.

Search

We provide search marketing services that connect advertisers with consumers using search engines to find information, products and services. We leverage our relationships with search engines and our understanding of search engine algorithms to help advertisers optimize their Web pages and achieve better placement in algorithmic search engines. We also create Web site listings for advertisers and submit their listings into the databases of pay-for-placement (“P4P”) and paid-inclusion (“PI”) search engine platforms. We help advertisers determine the keywords most relevant to their products and services and use advanced technology to manage keyword bidding simultaneously across P4P search platforms. Our technology shows advertisers which keywords lead users from search engines to their Web sites and helps them optimize their advertising spending to convert click-throughs (users who click on their advertisement and are directed to their Web site) into sales.

Our Search revenue is primarily based on cost-per-click (“CPC”) fees paid by client advertisers. CPC fees are generated each time search engine users click Web site listings submitted by us into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, we also generate revenue from fees paid by advertisers for consulting services and search engine optimization services, and from fees paid by search engines that employ us to optimize the relevancy of Web site listings and report on advertising campaigns for their advertisers. We develop direct relationships with P4P and algorithmic search engines in order to enhance the services we provide to our client advertisers. We refer to search engines we work with as search engine distribution partners.

Technology

We provide online advertisement serving and analytics software to customers from software hosted locally on the customers’ servers or from software hosted centrally on our servers. Our technology products and services are all based on our proprietary Open AdSystem platform. We generate Technology revenue in the following ways:

Open AdStream Central Service. We charge service fees to Web publishers for operating our Open AdStream (“OAS”) online advertisement serving software centrally from our servers. We typically charge a service fee determined by multiplying an agreed CPM by the number of advertising impressions served using OAS. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software and the service term, among other factors. We typically bill service fees monthly.

Open AdStream Local Software. We charge fees to Web publishers for operating our OAS software locally from their own servers. Our license agreements typically provide for a license fee, a software maintenance and technical support services fee and a training fee. We often base license fees on the forecasted number of advertising impressions a Web publisher will serve using our software, the use of advanced software modules and the license term.

Open Advertiser Service. We charge service fees to advertisers and agencies for operating our Open Advertiser (“OAD”) advertisement serving software centrally from our servers. We determine our service fee by multiplying the CPM by the number of advertising impressions delivered. We typically bill service fees monthly. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software and the service term, among other factors. In the fourth quarter of 2004, we made the strategic decision to integrate OAD functionalities into OAS. As a result, OAD service revenue may decline.

Insight XE Software and Service.  Our Insight XE solution offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences. We charge service fees to Web publishers for operating our XE software centrally on our servers. We determine the service fees by multiplying an agreed CPM by the number of page views measured by our Insight XE software.

Insight ACT Software. Our Insight ACT software, which requires our OAS and Insight XE software solutions, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight ACT on the same basis as the associated OAS and Insight XE arrangements. As of September 30, 2005, we have not generated significant revenue from Insight ACT.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

RECENT DEVELOPMENTS

On September 5, 2005, we signed a joint venture agreement with Dentsu Inc. (“Dentsu”) to deliver search engine marketing (“SEM”) services to the Japanese market. The partnership, K.K. 24/7 Search, in which Dentsu owns a significant minority interest, simultaneously entered into an agreement to be the exclusive provider of SEM services to Dentsu’s extensive client base. Under the terms of the agreement, Dentsu will contribute its extensive Japanese marketing industry knowledge and connections to the joint venture, and consign to the joint venture all SEM services provided to its clients. We will license our Decide DNA technology to the joint venture, as well as provide SEM expertise and operational management.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three and nine month periods ended September 30, 2005 to the results of operations for the three and nine month periods ended September 30, 2004 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	$ Var	2005	2004	$ Var
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues:
Media	$15,547	$12,070	$3,477	$46,460	$34,451	$12,009
Search	13,731	4,109	9,622	35,063	9,658	25,405
Technology	5,839	4,628	1,211	16,550	13,676	2,874
Total revenues	35,117	20,807	14,310	98,073	57,785	40,288

Cost of revenues:
Media	10,516	9,180	1,336	31,470	24,986	6,484
Search	10,026	2,241	7,785	24,405	6,363	18,042
Technology	998	827	171	3,167	2,528	639
Total cost of revenues	21,540	12,248	9,292	59,042	33,877	25,165

Gross profit	13,577	8,559	5,018	39,031	23,908	15,123

Operating expenses:
Sales and marketing	5,606	4,272	1,334	16,627	11,481	5,146
General and administrative	4,885	3,626	1,259	14,457	9,627	4,830
Product development	1,563	1,115	448	4,171	3,261	910
Amortization of intangible assets and deferred financing costs	1,140	1,068	72	3,419	3,270	149
Stock-based compensation	493	209	284	1,447	706	741
Restructuring costs	—	—	—	973	501	472

Total operating expenses	13,687	10,290	3,397	41,094	28,846	12,248

Loss from operations	(110)	(1,731)	1,621	(2,063)	(4,938)	2,875

Interest expense, net	(48)	(93)	45	(190)	(371)	181
Change in fair value of warrant liability	(384)	266	(650)	(344)	2,075	(2,419)
Recovery of investment	—	—	—	2,100	—	2,100
Impairment of marketable securities	—	—	—	(588)	—	(588)
Loss on sale of maketable securities	(25)	—	(25)	(18)	—	(18)
Gain on legal settlement	—	—	—	—	2,896	(2,896)
Other income (expense), net	(55)	12	(67)	(95)	123	(218)

Loss before provision for income taxes and minority interest in operations of consolidated subsidiaries	(622)	(1,546)	924	(1,198)	(215)	(983)

Provision for income taxes	(164)	(44)	(120)	(184)	(176)	(8)
Minority interest in operations of consolidated subsidiaries	21	—	21	21	—	21

Net loss	$(765)	$(1,590)	$825	$(1,361)	$(391)	$(970)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Web Alliance. Media revenue was $15.6 million and $46.5 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $12.1 million and $34.4 million for the three and nine month periods ended September 30, 2004, respectively, an increase of 28.8% and 34.9%, respectively. The increase is primarily related to an increase in advertising impressions sold. The number of advertising impressions delivered increased from approximately 13.7 billion in the third quarter of 2004 to 23.3 billion in third quarter of 2005.

Cost of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our 24/7 Web Alliance. Cost of revenues also included advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit margins for Media were 32.4% and 32.3% for the three and nine month periods ended September 30, 2005, respectively, and 23.9% and 27.5% for the three and nine month periods ended September 30, 2004, respectively. The increase is a result of the increase in the number and diversity of Web publishers in the 24/7 Network which decreased the average royalty percentage that we paid to Web publishers, and an increase in the number of network campaigns we delivered. Advertisement serving costs were $0.5 million and $1.3 million for the three and nine month periods ended September 30, 2005, respectively. Advertisement serving costs were $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2004, respectively.

Search

Revenue. Search revenue was $13.7 million and $35.1 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $4.1 million and $9.7 million for the three and nine month periods ended September 30, 2004, respectively, an increase of 234.2% and 263.0%, respectively.  The increase is due to the addition of new advertiser accounts, the use of the Decide DNA technology acquired in August 2004 across all of our accounts, and the additional advertiser accounts that we gained as a result of the Decide acquisition. In addition, growth in the Search marketplace has led to growth in the businesses of our search engine distribution partners, which when combined with our sales efforts and improved operational controls, we believe has contributed to an increase in the average revenue per account.

Cost of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenues also included hosting and bandwidth charges associated with the infrastructure.

Gross Profit. Gross profit margins for Search were 27.0% and 30.4% for the three and nine month periods ended September 30, 2005, respectively, and 45.5% and 34.1% for the three and nine month periods ended September 30, 2004, respectively. The decrease was due to faster growth and a decreasing margin in our lower margin full service offering. Full service margins are decreasing due to the addition of higher quality, high volume accounts which usually command a better price, as well as competition in the marketplace.

Technology

Revenue. Technology revenue was $5.8 million and $16.6 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $4.6 million and $13.7 million for the three and nine month periods ended September 30, 2004, respectively, representing an increase of 26.2% and 21.0%, respectively. The increase primarily reflects expanded usage by existing customers of Open AdStream Central and usage by new customers. In particular, Open AdStream Central delivered 50.7 billion impressions in the third quarter of 2005, up from 24.0 billion in the comparable period in 2004.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees and support and maintenance of the infrastructure, including salaries and benefits of related technical personnel. The cost of revenues is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margins for Technology were approximately 82.9% and 80.9% for the three and nine month periods ended September 30, 2005, respectively, and 82.1% and 81.5% for the three and nine month periods ended September 30, 2004, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing, and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $5.6 million and $16.6 million for the three and nine month periods ended September 30, 2005, respectively, and $4.3 million and $11.5 million for the three and nine month periods ended September 30, 2004, respectively. The increase was primarily due to additional personnel-related costs and an increase in marketing activities. Sales and marketing expenses decreased as a percentage of revenue from 20.5% to 16.0% for the three month periods ended September 30, 2004 and 2005, respectively, and from 19.9% to 17.0% for the nine month periods ended September 30, 2004 and 2005, respectively, as we were able to gain operating leverage. The number of employees included in sales and marketing increased from 188 at September 30, 2004 to 207 at September 30, 2005.

General and Administrative Expenses

General and administrative expenses consisted primarily of compensation and related expenses for executive and administrative personnel, costs related to leasing, maintaining and operating our facilities and systems, insurance, bad debts, fees for professional services, fees associated with the reporting and other obligations of a public company, depreciation and other general and administrative costs. Fees for professional services included payments to external lawyers, accountants and other professionals in connection with operating our business, compliance and evaluating and pursuing new opportunities.

General and administrative expenses were $4.9 million and $14.5 million for the three and nine month periods ended September 30, 2005, respectively, and $3.6 million and $9.6 million for the three and nine month periods ended September 30, 2004, respectively. The increase was due primarily to an increase in employee headcount from 56 at September 30, 2004 to 60 at September 30, 2005 and increased compliance costs. As a percentage of revenue, the expenses decreased from 17.4% to 13.9% for the three month periods ended September 30, 2004 and 2005, respectively, and from 16.7% to 14.7% for the nine month periods ended September 30, 2004 and 2005, respectively, showing increased leverage of these expenses over a larger revenue base.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $1.6 million and $4.2 million for the three and nine month periods ended September 30, 2005, respectively, and $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2004, respectively.  The increase reflects our continued investment in the development and enhancement of our products and services. The number of employees included in product development decreased from 53 at September 30, 2004 to 50 at September 30, 2005 as we consolidated our efforts after the acquisition of Decide and the outsourcing of some of our development efforts.

Amortization of Intangible Assets and Deferred Financing Costs

Amortization expense related to intangible assets acquired with 24/7 Search in August 2000, Real Media in October 2001, Insight First in January 2003, Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with the subordinated convertible debenture offering in September 2003; and the transition payment to Lycos, Inc. in February 2004.

For the nine month period ended September 30, 2005, amortization expense related $1.7 million to acquired technology, $0.6 million to other intangible assets, $0.4 million to deferred financing costs and $0.7 million to the transition payment to Lycos. For the nine month period ended September 30, 2004, amortization expense was attributed as follows: $1.5 million to acquired technology, $0.8 million to other intangible assets, $0.4 million to deferred financing costs and $0.6 million to the transition payment to Lycos.

Stock-Based Compensation

Stock-based compensation was $1.4 million and $0.7 million for the nine month periods ended September 30, 2005 and 2004, respectively. Stock-based compensation in 2005 related primarily to the amortization of deferred compensation for restricted shares to be issued to certain employees. Stock-based compensation in 2004 consisted of $0.5 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.

Restructuring Costs

During the nine month period ended September 30, 2005, we recorded a restructuring charge of $1.0 million relating to our former New York headquarters.

During the nine month period ended September 30, 2004, the Company took additional steps to align its sales, development and administrative organization and reduce corporate overhead to position itself for profitable growth in the future. This involved the involuntary termination of approximately seven employees, as well as charges for excess real estate space, primarily at our German office. The Company recorded a restructuring charge in connection with these activities of approximately $0.5 million.

Interest Expense, Net

Interest expense, net related to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest expense for the three and nine month periods ended September 30, 2004 and September 30, 2005 primarily related to the $15.0 million of subordinated convertible debentures due September 2006 (“debentures”) we issued on September 26, 2003, of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures. Interest expense in these periods in 2004 and 2005 was offset by interest income from cash in overnight deposits and money market accounts.

Change in Fair Value of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock and subordinated convertible debenture offerings, and is adjusted to fair value at the end of each reporting period. The expense for the nine month period ended September 30, 2005 is due to an increase in the fair value of the warrants outstanding, which increased the corresponding liability. The increase in the fair value was primarily due to the higher fair market value of our stock compared to the fair value of our common stock at December 31, 2004.

Recovery of Investment

In January 2005, we received $2.1 million as a return on an investment in Bidland. The return was a result of the settlement of pending litigation between Bidland and Telefonica S.A and the subsequent liquidation of Bidland. A portion of the settlement proceeds have been retained by Bidland until all tax issues are resolved at which time any remaining proceeds will be distributed. We do not expect future distributions, if any, to be material. In 2000, Bidland ceased operations and, accordingly, we recorded an impairment charge related to the cost-based investment.

Impairment of Marketable Securities

During the first quarter of 2005, we wrote down our available-for-sale investment in chinadotcom and recognized an impairment charge of approximately $0.6 million for other-than-temporary declines in the value of the investment.

Loss on Sale of Marketable Securities

During the nine month period ended September 30, 2005, the Company sold 278,700 shares of its chinadotcom common stock, which resulted in proceeds of approximately $0.9 million and a realized loss of approximately $18,000.

Minority Interest in Operations of Consolidated Subsidiaries

Minority interest in operations of consolidated subsidiaries represents the minority holders’ percentage share of losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our consolidated financial statements.

Gain on Legal Settlement

We recorded a $2.9 million gain for the nine month period ended September 30, 2004 related to our legal settlement with chinadotcom corporation, which we received in the form of 0.4 million shares of chinadotcom common stock, valued at the market price on the date of settlement.

Other Income (Expense), Net

Other income (expense), net in 2005 consisted of legal fees associated with a former subsidiary that we shut down, a legal settlement and realized foreign currency losses offset by earn-out payments received in excess of amounts recorded.

Other income (expense), net in 2004 consisted primarily of legal fees associated with a former subsidiary that we shut down.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the nine month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by (used in) operating activities	$6,664	$(6,556)
Net cash used in investing activities	$(1,312)	$(19,216)
Net cash provided by financing activities	$2,344	$37,809

Since our inception we have financed our operations through equity financings and long-term debt. Net cash provided by operating activities was $6.7 million during the nine month period ended September 30, 2005. We used approximately $6.6 million of cash in operating activities during the nine month period ended September 30, 2004. Cash provided by (used in) operating activities is generally a result of our net operating losses, adjusted for certain non-cash items included in our operating results as well as changes in various components of working capital, particularly accounts receivable. We generally pay our search engine distribution partners and some of our Web site publishers in advance of receiving payments from our customers.

Net cash used in investing activities was approximately $1.3 million during the nine month period ended September 30, 2005. Investing activities in the nine month period ended September 30, 2005 consisted of $0.6 million of proceeds from maturities of short-term investments, $0.9 million of proceeds from the sale of marketable securities and $2.1 million from the recovery of an investment offset by $4.9 million in capital expenditures for operational purposes. Net cash used in investing activities was approximately $19.2 million during the nine month period ended September 30, 2004. Investing activities during the nine month period ended September 30, 2004 related $2.0 million to the acquisition of RMK, $15.3 million to the acquisition of Decide, $1.5 million to capital expenditures for general operational purposes and $0.4 million in short-term investments.

Financing activities provided $2.3 million and $37.8 million in the nine month periods ended September 30, 2005 and 2004, respectively. Financing activities during the nine month period ended September 30, 2005 were attributed as follows: $1.7 million from proceeds received from Dentsu, the minority investor of our consolidated subsidiary, K.K. 24/7 Search, and $0.7 million from the exercise of common stock options offset by $0.1 million in payment of capital lease obligations. Financing activities during the nine month period ended September 30, 2004 were attributed as follows: $37.2 million from net proceeds from our secondary offering of common stock and $0.6 million from the exercise of common stock options.

On September 26, 2003, we completed the placement to an institutional accredited investor of our subordinated convertible debentures. If at any time on or after September 26, 2005, the second anniversary of the initial issuance date, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million in principal amount of the debentures in cash. Management believes the holder may exercise its right to require redemption. Management believes existing cash and investments will be sufficient to meet the obligation to redeem should the holder exercise its right.

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24/7 Search has $3.4 million in cash as of September 30, 2005 that must be kept in Japan for operational purposes.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition; Cost of Revenues

Media

Our Media revenues are generated from fees paid by client advertisers for advertising impressions. We typically offer advertisers a pricing model based on CPM, which enables client advertisers to pay a fee based on the number of times its advertisement is displayed. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites that have contracted with us, in the period the advertising impressions are delivered. Such expenses are classified as cost of revenues in the consolidated statements of operations.

Search

Our revenue from our Search segment is primarily based on CPC fees paid by client advertisers. CPC fees are generated each time users click Web site listings that we submitted into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. Agreements are primarily short-term and revenues are recognized as services are delivered provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make payments to search engine distribution partners, which have contracted us, in the period in which the clicks occur. Such expenses are classified as cost of revenues in the consolidated statements of operations. In specific circumstances, when we provide search marketing services as an agent for a fixed commission or otherwise in transactions in which we do not have principal risk and reward, we recognize revenue on a net basis.

Technology

Our Technology revenues are derived primarily from licensing our software, hosted advertisement serving and software maintenance and technical support services. Revenue from software licensing agreements is recognized in accordance with Statements of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from hosted advertisement serving is recognized upon delivery. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

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

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

Goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances, and in some instances based in part on the advice of outside legal counsel.

Restructuring Activities

Restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring-related liabilities include estimates for, among other things, involuntary terminations of employees and disposition of lease obligations. Key variables in determining such estimates include timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. We periodically evaluate and, if necessary, adjust the estimates based on currently available information.

Short-Term Investments

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC Staff Accounting Bulletin (“SAB”) 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial health of the investee, and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

MARKET FOR COMPANY’S COMMON EQUITY

We have not declared or paid any dividends on our capital stock since our inception and do not anticipate paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. In addition, our debentures restrict our ability to pay cash dividends on our capital stock. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Since our initial public offering on August 13, 1998 until June 2002, our common stock traded on the NASDAQ National Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the NASDAQ SmallCap Market, where it was traded under that same symbol. On November 3, 2005, our common stock was re-listed on the NASDAQ National Market, where it continues to trade under “TFSM.”

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

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have not achieved profitability in accordance with generally accepted accounting principles, or GAAP, in any reporting period in our history, except as the result of non-recurring gains, and we may not be able to achieve or sustain profitability in the future. We incurred net losses of $0.8 million and $1.4 million for the three and nine month periods ended September 30, 2005, respectively. We may incur net losses for the foreseeable future. Even if we do achieve profitability, we may not sustain profitability on a consistent basis, if at all, in the future.

OUR ABILITY TO GENERATE SUFFICIENT CASH FLOW TO REPAY OUR INDEBTEDNESS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

On September 26, 2003, we issued to a single holder $15.0 million in principle amount of our 2% subordinated convertible debentures due 2006.  On January 1, 2004, we began making semi-annual interest payments, which, thus far, we have elected to pay with cash flow from operations.  The entire principal amount of the debentures matures on September 26, 2006. We need to ensure that we will have sufficient cash on hand to pay the balance at maturity, or in the event that the holder’s repurchase right under the debentures is triggered.  Our ability to generate cash flow is, to a certain extent, subject to economic, financial, competitive, regulatory and other factors beyond our control.  If we are unable to generate sufficient cash flow to meet our debt service obligations, we may need to, among other things, seek additional financing, refinance or restructure our debt or reduce or issue a lot of common stock that would be very dilutive or delay planned expenditures.

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

Taking these measures still may not enable us to service our debt, and any financing might not be available on economically favorable terms, if at all.  Any inability to generate sufficient cash or to raise capital on favorable terms could put us in breach under the terms of the debentures and could have a material adverse effect on our financial condition and operations.

THE AMOUNT AND TERMS OF OUR INDEBTEDNESS MAY LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND MAY LIMIT OUR FLEXIBILITY TO REACT TO INDUSTRY OR ECONOMIC CONDITIONS.

We have $15.0 million of our debentures outstanding, and may incur additional debt in the future. The amount and terms of our debt could have negative consequences on our flexibility and our business, including:

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

•                  placing us at a competitive disadvantage compared to our competitors that have less debt or better access to capital resources; and

•                  making us more vulnerable if there is an economic downturn, an increase in competitive pressures or if our business or industry experiences difficulties.

If we cannot generate sufficient additional cash flow, we may not be able to meet our debt service obligations, repay our debt when due, or comply with other covenants in the subordinated convertible debentures. If we breach the debentures, the investor could require repayment of all amounts owed, and we may not have sufficient cash reserves to repay such amounts.

THE TERMS OF THE DEBENTURES HAVE ANTI-DILUTION PROVISIONS FAVORING THE HOLDER, WHICH DISCOURAGE US FROM ENGAGING IN TRANSACTIONS IN WHICH THE ISSUANCE OF COMMON STOCK MIGHT BE REQUIRED AND WHICH OTHERWISE MIGHT BE BENEFICIAL TO OUR BUSINESS.

The terms of the debentures provide that, subject to certain exceptions, if, for financing purposes, we issue or sell any shares of our common stock at a price less than the conversion price of the debentures, which is $8.75 per share of our common stock, the conversion price of the debentures will be reduced to the price at which we issue new shares.  This device, which is anti-dilutive for the debenture holder, may discourage us from engaging in a transaction that might otherwise be beneficial to our security holders, if we would be required to issue common stock at a price below $8.75 per share.

THE ISSUANCE OF STOCK UPON CONVERSION OR REDEMPTION OF OUR DEBENTURES MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS.

If the holder of our debentures chooses to exercise its right to convert the debentures into shares of our common stock, or if we elect to pay the principal amount of the debentures in shares of our common stock, such action will dilute the ownership interests of our existing stockholders.  Any sales in the public market of the common stock the debenture holder receives could adversely affect prevailing market prices of our common stock.

WE MAY ISSUE SHARES OF COMMON STOCK TO RAISE ADDITIONAL FUNDS TO CONTINUE OPERATIONS.  ANY SUCH ISSUANCE MAY BE HIGHLY DILUTIVE TO OUR STOCKHOLDERS.

An unforeseen reduction in our revenues, an unexpected impairment of our receivables, or an unbudgeted increase in expenses or capital expenditures may require us to raise additional funds to continue operations. To the extent we encounter further opportunities to raise cash, we may sell additional equity or debt securities, which would result in further dilution for our current stockholders. Stockholders may experience extreme dilution if our stock price remains at its current levels and we need a substantial amount of financing, and these securities may have rights senior to those of holders of our common stock. Access to the capital markets has been unpredictable in the past. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the market price of our common stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

OUR ACQUISITIONS, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL AND COULD ADVERSELY AFFECT OUR ABILITY TO PROJECT RESULTS.

We were formed in February 1998 to consolidate three Internet advertising companies and have since acquired or entered into joint ventures with many other companies. Most recently, in September 2005, we formed a joint venture with the advertising company Dentsu to provide our search engine marketing services in Japan. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional joint ventures as a key component of our growth strategy. If we acquire additional companies or expand our business lines through joint ventures, we will continue to face risks of integrating and improving our financial and management controls, advertisement serving technology, reporting systems, infrastructure and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and may require the dedication of global resources, personnel and members of management, on a short or long-term basis, which may distract management’s attention from our other operations. Any future acquisition, investment or joint venture may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

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

Our inability to successfully integrate any acquired company, or failure to achieve any expected synergies of an acquisition or joint venture, could adversely affect our business.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times in the past and in certain segments, our revenues have grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in our markets.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•                  the addition of new clients or the loss of existing clients;

•                  changes in fees paid by advertisers or other clients;

•                  changes in the amount of royalties payable by us to owners of Web sites or the imposition of new charges or fees by Web site owners;

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

•                  changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management’s lack of history with such businesses or joint ventures;

•                  changes in governmental regulation of the Internet; and

•                  general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. For example, certain of the search engines that we partner with in the management of search engine marketing may impose additional charges for using their technology interfaces to assist our clients. Our profit margins may suffer if we are unable to pass some of the costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period comparisons of our results of operations may not be meaningful.

OUR TECHNOLOGY PRODUCTS AND SERVICES ARE BASED ON OUR PROPRIETARY OPEN ADSYSTEM PLATFORM, AND OUR BUSINESS WOULD SUFFER IF OPEN ADSYSTEM WAS DISRUPTED.

Open AdSystem is our proprietary advertisement serving technology and serves as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform, and our Media Solutions business also utilizes Open AdSystem technology. We must, among other things, ensure that the technology will continue to function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. We must also ensure that Open AdSystem’s performance levels remain steady when and if we combine it with other software products, such as Insight XE and Decide DNA. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue.  Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE ADVERTISING INVENTORY MADE AVAILABLE TO US AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively manage advertising inventory made available to us. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become more sophisticated as the Web matures as an advertising medium. If we fail to manage our existing advertising space effectively to anticipate or meet our customers’ changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future, which could cause our advertising revenue to decline significantly.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our delivery of advertisements and our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs or regarding over-delivery of advertising impressions. Further, search advertisers are paying closer attention to allegations of click fraud in the industry generally and have become more willing to inquire about or challenge click counts related to search marketing services.  Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers or advertising inventory or both.

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR’S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings releases and investor conference calls. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

We have generated the majority of our global Search revenue from clicks originating on Google and Overture, which is a subsidiary of Yahoo!, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7 Search revenue for the foreseeable future. The interruption or loss of our relationship with Google or Overture would cause a significant decrease in search revenue. As a result of consolidation among search engines, and other search marketing companies, we could lose one or more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients. The loss of, or a change in, one or more of these relationships could have a material adverse effect on our Search revenue.

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have entered into a strategic business relationship with Lycos, we have major search engine distribution partners, such as Google and Overture, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships.  If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

IF WE LOSE ANY KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, our Chief Financial Officer and our Chief Exective Officer of Europe.  The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

IN ORDER TO CONTINUE TO OPERATE EFFICIENTLY AND TO GROW OUR BUSINESS, WE WILL NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND MANAGE OUR COSTS, WHICH WE MAY BE UNABLE TO DO.

Our success depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel.  We may expand our total workforce and will need to continue to attract qualified personnel in order to grow our business successfully.  Additionally, as our business has escalated, we have increased our reliance on contractors and outside firms for development.  We may not be able to attract, integrate and retain the numbers and types of candidates that we desire, and we may not be able to retain our contractors and outside firms and may not be able to replace them.  Even if we are successful in attracting new staff, we may not be able to increase revenue quickly enough to offset the costs of the additional personnel.  Any of these contingencies could cause our business to suffer.

We have experienced in the past, and may continue to experience in the future, particular difficulty in hiring and retaining qualified staff in the area of search engine marketing (“SEM”). Competition for SEM staff is very high, and training is difficult because the required skill set is complex and there is no industry standard.  Search is currently one of our fastest growing areas.  If we are unable to attract, train and retain qualified search staff, we may not remain competitive in SEM and could lose business and our customers, which could have an adverse effect on revenue.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdSystem technology resides on computer systems located in our data centers housed by Savvis in the United States and Level 3 Communications in Europe. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers have made many attempts to breach the security of our network operations, with minimal disruption to date. If hackers are successful in the future, they could misappropriate proprietary information or cause substantial disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

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

We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or by Web publishers with Web sites in our 24/7 Web Alliance, or by customers who employ our Technology solutions.  We may be required, or may elect, to indemnify these parties against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

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

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe and South Korea, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

•                  changes in regulatory requirements;

•                  reduced protection for intellectual property rights in some countries;

•                  potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

•                  local statutory liquidity requirements for businesses operating in certain foreign countries;

•                  the need to maintain cash balances to meet short term capital requirements;

•                  operations in foreign countries with higher tax rates than the United States;

•                  the inability to utilize certain foreign tax credits; and

•                  the inability to utilize some or all of losses generated in one or more foreign countries;

•                  general import/export restrictions relating to encryption technology and/or privacy matters;

•                  difficulties and costs of staffing and managing foreign operations;

•                  political and economic instability;

•                  fluctuations in currency exchange rates; and

•                  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

OUR SEARCH BUSINESS IS CURRENTLY OUR FASTEST GROWING BUSINESS SEGMENT, AND WE MAY HAVE INEFFICIENCIES IN OUR BUSINESS MODEL OR MAY BE UNABLE TO CAPITALIZE ON CURRENT OR FUTURE SEARCH TRENDS.

As companies recognize the value of targeting advertisements to particular consumers during the search process, search marketing services have become increasingly in demand.  As a result, our Search segment has been growing faster than our other business segments.  The search industry is still relatively new, competition is high and there are no set parameters among service providers as to how to run campaigns, track data or include more complex features, such as behavioral targeting.  We are working to develop set standards as our Search business grows, but we do not have a long-term business model in place and do not know which, if any, of our current strategies will be successful in the long-run.  As a result, it is difficult to predict how our Search segment will perform in the future.  For example, revenue in the segment has increased significantly in recent periods, while margins have decreased as our lower gross margin search engine marketing managed services business performed better than other search areas.  Further, as we work to develop a long-term business model for Search we may encounter inefficiencies, such as the under or over-delivery of campaigns due to programming difficulties, or set-backs, such as outdated methodologies and tools that must be reconfigured or replaced.  There is no guarantee that our current or future Search software and techniques will meet our clients’ needs, successfully manage increasingly complex campaigns or be profitable for our business.

WE ARE UNDERTAKING SEVERAL GLOBAL INITIATIVES IN ORDER TO BETTER LEVERAGE OUR BUSINESS, AND OUR EFFORTS MAY NOT BE SUCCESSFUL OR MAY NOT BE BENEFICIAL TO EACH OF THE OFFICES IN WHICH WE OPERATE.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate and creating global standards for product management, development and marketing, which we will continue during the course of 2006.  In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans.  While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run.  Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

WE HAVE A VERY SUBSTANTIAL OVERHANG OF COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK WILL CAUSE SUBSTANTIAL DILUTION AND MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of September 30, 2005, there were approximately 46.0 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 10.6 million shares of common stock that may be sold into the market in the future, including approximately 7.4 million shares of our common stock issuable upon exercise of options, 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 0.9 million shares of our common stock issuable upon vesting of restricted shares, and 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

OUR SHARE PRICE MAY BE VOLATILE AND COULD DECLINE SUBSTANTIALLY.

The market price of our common stock has fluctuated significantly in the past and may continue to be volatile. In addition, the stock market has experienced extreme price and volume fluctuations, and the market prices of the securities of Internet-related companies have been especially volatile.  As a result of any of these factors, investors may be unable to recoup any or all the value of their investment shares of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past. We may also become involved in this type of litigation. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

THE POWER OF OUR BOARD OF DIRECTORS TO DESIGNATE AND ISSUE SHARES OF STOCK COULD HAVE AN ADVERSE EFFECT ON HOLDERS OF OUR COMMON STOCK.

Our Board of Directors is authorized to issue up to 350,000,000 shares of common stock for such consideration as they may consider sufficient, without seeking stockholder approval. The issuance of additional shares of common stock in the future would reduce the proportionate ownership and voting power of current stockholders. Our Amended and Restated Certificate of Incorporation also authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which our Board of Directors may designate without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities with dividend and liquidation preferences prior in right of payment to the outstanding shares of common stock.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF OUR COMPANY.

Some of the provisions of our Amended and Restated Certificate of Incorporation, our By-laws and Delaware law could, among other things, together or separately:

•                  discourage, delay or prevent potential acquisition proposals;

•                  discourage, delay or prevent transactions involving an actual or threatened change in control;

•                  impede the ability of our stockholders to change the composition of our board of directors in any one year; and

•                  limit the price that investors might be willing to pay for shares of our common stock.

These provisions may apply even if the action that is limited or prevented might be in the best interest of our shareholders.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. In addition, the terms of our debentures restrict our ability to pay cash dividends on our common stock. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and any other factors that the Board of Directors decides is relevant.

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

•                  the ability to attract and retain qualified personnel;

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. State governments or governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

CHANGES IN LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS, OR RELATED LITIGATION, COULD HARM OUR BUSINESS.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware”, which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdSystem products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation.  Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as “cookies,” on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Open AdSystem technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies.  A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Web Alliance see the same advertisement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of September 30, 2005 (in thousands):

	2005	2006	2007	Thereafter	Total
Cash and cash equivalents	$34,903	$—	$—	$—	$34,903
Average interest rate	3.39%				3.39%

Loan payable	$7,500	$7,500	$—	$—	$15,000
Loan payable	2.00%	2.00%			2.00%

The terms of our debentures contain a provision that gives the holder the ability to call a portion of the note upon the satisfaction of a trading price condition. This condition constitutes an embedded derivative. The value of this embedded derivative at September 30, 2005 is immaterial to our financial position. We review the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. At September 30, 2005, we did not hold any other derivative financial instruments.

FOREIGN CURRENCY RISK

We transact business in a variety of foreign countries and are thus subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses. The effect of foreign exchange rate fluctuations for the three and nine month periods ended September 30, 2005 and 2004 were not material. We do not use derivative financial instruments to limit our foreign currency risk exposure. At September 30, 2005, we had $12.5 million in cash and cash equivalents denominated in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that conclusion, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In 2004, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal control through the nine month period ended September 30, 2005.  We anticipate that improvements will continue to be made.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*)           This certification accompanies this Quarterly Report on Form 10-Q, but is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before, on or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
(Registrant)

Date: November 9, 2005	By:	/s/ DAVID J. MOORE
David J. Moore

Chairman and Chief Executive Officer (Principal Executive Officer)