Form 10-K
period 2005-12-31
24/7 REAL MEDIA INC
filed 2006-03-15
CIK 1062195

SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from           to          .

Commission File No. 0-29768

24/7 REAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3995672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

132 West 31st Street

NEW YORK, NEW YORK 10001

(Address of principal executive offices) (Zip Code)

(212) 231-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

YES ☐      NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐      NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

LARGE ACCELERATED FILER ☐   ACCELERATED FILER ☒

NON-ACCELERATED FILER ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $181,572,446, based upon the last price quoted on the NASDAQ National Market on June 30, 2005 of $4.09.  For purposes of this calculation, the registrant has assumed that its directors and officers and each person who beneficially owned 10% or more of the outstanding common stock on that date are affiliates.  The registrant does not have any non-voting common equity outstanding.

The number of outstanding shares of the registrant’s common stock as of February 28, 2006 was 46,645,416.

24/7 REAL MEDIA, INC.

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ITEM NO.

PART I

1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits and Financial Statement Schedules

Open AdStream® is a registered trademark of 24/7 Real Media, Inc. and Open AdSystem™, Open Advertiser™, Insight XE™, Insight ACT™ and Decide DNA™ are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements also include any other passages that relate to expected future events or trends that can only be evaluated by events or trends that will occur in the future.  Forward-looking statements reflect management’s current subjective opinions, expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, 24/7 Real Media undertakes no obligation to update any forward-looking or other statements in this news release, whether as a result of new information, future events or otherwise. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission (the “SEC”). Unless the context requires otherwise in this Annual Report on Form 10-K, the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS.

24/7 REAL MEDIA OVERVIEW

24/7 Real Media offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers, including Web representation, search engine marketing (“SEM”) services, online advertisement serving and Web site analytics. We work closely with Web publishers and advertisers to implement integrated solutions to sell and deliver advertising on Web sites and manage online campaign planning, execution, measurement and analysis.

We are one of the few established global providers of Internet media representation services and online advertising technology. We sell our products and services worldwide from 20 sales locations in 12 countries throughout North America, Europe, Asia and Australia.  Our patent-protected technology is the foundation for our award-winning advertising delivery, management and Web analytics platform.  We have three principal lines of business: Media Solutions, Search Solutions and Technology Solutions.

Media Solutions. Our Media Solutions segment is comprised principally of the 24/7 Web Alliance, through which we primarily represent Web sites with brand names, quality content and global reach. Our 24/7 Web Alliance, a global alliance of over 1,500 affiliated Web sites, aggregates advertising inventory and targets audience segments to attract advertisers worldwide. We promote our media representation services to Web publishers seeking to increase advertising revenue from their Web sites and maximize revenue from their existing advertising inventory. We also promote our 24/7 Web Alliance to advertisers seeking online strategies to target audiences, build their brands and generate greater customer response and greater return from their advertising spending.

Search Solutions. Through our Search Solutions segment we provide performance-based SEM services for the Internet.  Our Search Solutions connect advertisers with consumers who use search engines to search for information, products and services. We use our proprietary Decide DNA technology and experience to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers’ Web sites and to help advertisers optimize their search budgets. Through our relationships with major search engines, we also help advertisers optimize their Web pages and receive better placement in search results.

Technology Solutions. Our Technology Solutions segment includes online advertising and analytics software licensed to customers and hosted locally on the customers’ servers or services provided to customers from software hosted centrally on our servers. Our Open AdSystem technology platform enables Web publishers and advertisers to target, convert and retain their best online customers, maintain customer relationships and safeguard the privacy of Web users.

Our Media Solutions segment contributed almost half of our revenue in 2005, with our Search Solutions segment contributing approximately one-third and our Technology Solutions segment contributing approximately one-sixth.  See Note 19 to the Consolidated Financial Statements for financial information about each of our business segments, including revenue, income (loss) from operations and total assets, as well as revenue and long-lived asset information by geographic area.

We were organized under the laws of the State of Delaware on January 23, 1998, and have been a publicly traded company since August 1998.  Our corporate headquarters are located at 132 West 31st Street, New York, NY 10001, and our telephone number is (212) 231-7100. Our corporate Web site address is www.247realmedia.com.

THE ONLINE ADVERTISING INDUSTRY

Overview

Online advertising, which began in 1994, has now been in existence for over a decade.  The advertising medium rapidly increased in popularity during the late nineties, and, driven by high spending by dot-com companies, reached its first peak in 2000.  With the dissolution of many of the dot-com companies in 2000, however, spending levels dropped drastically.  In contrast, the number of consumers using the Internet continued to steadily increase.  Following a troubled online advertising period between 2001 and 2003 due to the resulting economic recession, Internet advertising once again emerged as a force in 2004 and embraced the large online audience that had continued to build.

Web Publishers

Web publishers aim to profit from content, commerce and advertising on their Web sites.  A savvy web publisher will also seek to identify and analyze user preferences in order to improve the Web site, thereby strengthening its relationship with its online audience and enhancing its appeal to advertisers.  The current Internet advertising environment presents a number of challenges.  Web publishers look to Internet advertising companies for assistance in the following areas:

•                  Increasing Advertising Revenue. Web publishers want to maximize the revenue that they receive from advertising on their Web sites.  Critical factors vary depending on the type of Web site.

•                  Smaller Web Sites. Most Web sites lack the critical mass of audience necessary to attract attention from prospective advertisers and advertising agencies. As a result, it is not economically justifiable for them to build, maintain and supervise their own sales force. Further, due to the smaller audience, many Web sites do not subdivide their advertising sales by content area and, therefore, lose the opportunity to charge advertisers a premium for targeting specific subsets of their audience. As a result, many Web publishers outsource their advertising sales function to companies that represent a portfolio or network of many Web sites.

•                  Premium Web Sites.  Web sites with high brand recognition and a large online audience want to ensure that they sell premium advertising inventory to top advertisers for the best price.  Premium Web sites may not have a cost effective way of reaching these advertisers, or may choose to outsource a portion of their advertising sales so that their employees can dedicate their time to other aspects of the business.

•                  Unsold Inventory.  Many Web sites have advertising inventory that remains under-sold or unsold.  Web sites may experience diminishing returns if they try to reduce their excess inventory on their own.  Web publishers may opt to work with companies representing a portfolio or network of Web sites, giving them the opportunity to generate revenue by reducing or eliminating unsold inventory.

•                  Delivering and Managing High Volumes of Advertisements. Many Web publishers lack the resources to develop and operate the technology required to deliver high volumes of advertisements efficiently, while providing adequate targeting and accurate measurement and billing to advertisers. As a result, many Web publishers rely on third-party firms to deliver and manage advertisements and account data on their Web sites.

Advertisers

Advertisers aim to profit from selling products and services and building their brands online.  Internet advertising offers a variety of options, including traditional advertising formats, such as banner, pop-up and pop-under advertisements and e-mail, enhanced advertisements, such as online search and rich media advertisements containing moving graphics, sound and video and SEM campaigns.  Advertisers also must consider whether they wish to run general advertisement campaigns that reach a broad group of consumers or target more defined audiences by advertising on select Web sites, through behavioral targeting or otherwise. Advertisers look to Internet advertising companies with expertise in the following areas:

•                  Targeting Online Audiences. With an ever-increasing number of Web sites and variety of content, online audiences are increasingly fragmented and harder for advertisers to reach.  Advertisers need third-party firms that can provide them with reliable tools to reach and target their desired audience segments online.

•                  Controlling Costs. It has become increasingly costly for advertisers to coordinate online advertising campaigns across numerous smaller Web sites, to work with premium Web sites and to run campaigns. Web advertising costs have also increased as a greater number of advertisers compete for ad impressions. Advertisers look to Internet advertising companies that offer them cost-effective ways to advertise their brands and aggregate their online audiences into a larger customer base.

•                  Structuring Advertising Campaigns. As the Internet has expanded, the variety of options available to advertisers has also increased.  Advertisers must decide which Web sites to work with, what their target audience is and how they can best target that audience.  Advertisers need assistance to ensure that their online spending budget is allocated effectively.

•                  Serving Advertisements and Managing Campaigns. Advertisers need software that can deliver advertisements in a variety of formats and measure the performance of their campaigns accurately and quickly.  Many advertisers lack the analytical tools to actively manage larger or complex advertising campaigns, target appropriate users, efficiently run advertising campaigns utilizing a variety of formats and ensure the accuracy of measurement and billing.  These advertisers may choose to outsource these functions to third-party providers.

24/7 REAL MEDIA’S SOLUTION

24/7 Real Media offers a suite of media services and software products and services for the online advertising needs of Web publishers and advertisers, including Web representation, SEM services, online advertisement serving and analytics. With 20 sales locations in 12 countries, we are able to work closely with Web publishers and advertisers to implement customized, integrated solutions to sell and deliver advertising on Web sites and manage other critical operations that meet their needs in a cost-effective way. Through our Media Solutions, Search Solutions and Technology Solutions segments, we are capable of delivering the following benefits:

•                  Comprehensive and Integrated Solutions. With increasingly complex advertising campaigns, Web publishers and advertisers need a single provider of media and technology solutions that can serve an increased number of advertisements in a variety of formats, carefully monitor and analyze customer traffic and behavior and provide timely and accurate measurement and billing. We offer a broad range of solutions to Web publishers and advertisers through our three principal lines of business, and integrate our Open AdSystem technology with all of our products.  We believe our integrated solutions and our sophisticated technology reduce the need for Web publishers and advertisers to work with multiple vendors, making it less costly for our customers to capitalize on advertising inventory, regardless of the format or the nature of the advertising campaign

•                  Web Publishers. Our Media, Search and Technology solutions help Web publishers build and target audiences on their Web sites, better manage the delivery of higher volumes of advertisements and collect and safeguard valuable information about their Web users and audiences. Our 24/7 Web Alliance also enables Web publishers to leverage their advertising inventory as part of a network of Web sites that offer advertisers broader reach and improved targeting through deeper content. We also provide advertising sales and media representation services to a select portfolio of affiliated Web sites. We combine our Open AdSystem technology with our Insight analytics products to offer Web publishers sophisticated tools to measure and understand online audience behavior.

•                  Advertisers. Our 24/7 Web Alliance allows advertisers to reach and target the audiences of hundreds of Web sites with cost-effective, custom media solutions both to build brand value and generate quality leads. Through our Search Solutions, we connect advertisers with consumers who use search engines to search for information about products and services. Our technology provides advertisers with an efficient system for measuring, analyzing and actively managing advertising campaigns across numerous Web sites. This functionality helps advertisers more cost-effectively purchase advertisement campaigns from numerous Web publishers.

•                  Reliable Customer Service and Support. We provide superior customer service and technical support to meet the increasingly sophisticated needs of Web publishers and advertisers. We believe that continual communication with our customer base is essential to our long-term success. Our customer service and support centers are organized to support our global operations and are staffed with knowledgeable technical and client service teams. Our local presence enables us to better understand and service the needs of our clients, and we continuously strive to improve our customer service and support in response to input from our clients.

•                  Local and Global Benefits. Given the vast number of Web sites and the resulting audience fragmentation, Web publishers and advertisers need targeted solutions that enable them to reach global audiences in high-growth online advertising markets locally and worldwide.  With 20 sales locations in 12 countries throughout North America, Europe, Asia and Australia, our customers benefit from proven advertising techniques learned by us worldwide.  We deliver local and global solutions to Web publishers and advertisers in the languages and according to the laws and customs of each local market. For Web publishers, we utilize our global technology development and support team to facilitate the sale, installation and customization of technology solutions in almost any major local market. For advertisers, we run advertising campaigns to reach local markets and globally dispersed audiences and to target particular online segments.

24/7 REAL MEDIA’S GROWTH STRATEGY

Our objective is to continue to expand our position as a leading provider of media, search and technology solutions for Internet advertising. Key components of our growth strategy include the following:

Extend and Enhance Product Line. We continually seek to extend and enhance our media, search and technology product lines. To enhance our media solutions, we look to add Web sites to our 24/7 Web Alliance that have high-quality content, recognizable brand names and audience demographics that are attractive to our client advertisers. To enhance and extend our search solutions, we work to strengthen our relationships with our existing distribution partners and pursue additional partners. For our technology solutions, we regularly evaluate our technology platform and products and upgrade them to integrate new functionalities and respond to industry developments.

Increase Global Presence. We continually look for opportunities to expand our global presence by entering new, high-growth online advertising markets worldwide. We may increase our presence by expanding and leveraging our current operations. For example, we recently opened an office in Hamburg to expend our presence in Germany. In Europe, we plan to continue to increase our presence by entering new markets and bringing new analytics, search and advertiser solutions to the market and aggressively targeting the largest Web publishers that require global service and support.  We may also seek to increase our presence in Asia and elsewhere through strategic acquisitions and alliances, as described below.

Pursue Strategic Acquisitions and Alliances. We continually look for strategic acquisitions and alliances that offer us the opportunity to enhance our technology and media reach and extend our presence into new and high-growth online advertising markets. We may pursue additional acquisitions, similar to our acquisitions of 24/7 Real Media Korea and Decide, that can make us a leading player in a high-growth market. We may also pursue acquisitions or other partnering opportunities that augment our ability to provide search services worldwide.  For example, we recently entered into our joint venture agreement with Dentsu to deliver SEM services to the Japanese market.

Cross-Sell Into Installed Base. We intend to continue providing comprehensive solutions to the market and to aggressively cross-sell our solutions. We recently integrated our media, search and technology sales forces to better accomplish this goal.  When marketing our media representation services, we seek to promote our technology solutions to Web publishers as a way to better target their online audiences and make their Web sites more attractive. In addition, we believe significant opportunities exist to sell additional products to our existing customers who are not currently taking advantage of our full suite of products and services. In particular, we intend to leverage our global reach to sell our products to multi-national advertisers and publishers that may currently be purchasing services from different companies in each region in which they operate. We plan to cross-sell our technology solutions to Web publishers within our 24/7 Web Alliance to help them actively manage their campaigns. We also plan to promote our 24/7 Search services to advertisers purchasing inventory in our 24/7 Web Alliance as an additional, cost-effective means of directly targeting consumers who use search engines.

OUR PRINCIPAL LINES OF BUSINESS

Media Solutions (“Media”)

The 24/7 Web Alliance

Through our 24/7 Web Alliance, a global alliance of over 1,500 affiliated Web sites, we primarily represent Web sites with brand names, quality content and global reach. We promote our media representation services to Web publishers seeking to increase advertising revenue from their Web sites and maximize revenue from their existing advertising inventory. We also promote our 24/7 Web Alliance to advertisers seeking online strategies to target audiences, build their brands and generate greater customer response and greater return from their advertising spending.  We leverage our Open AdSystem technology platform and our experienced traffic and account management staff to help our client advertisers target advertisements to the right segments of our 24/7 Web Alliance audience.  We offer the following options in each of the major regions in which we operate:

•                  The 24/7 Portfolio. Our 24/7 Portfolio is a select portfolio of brand name Web sites to which we provide advertising sales and media representation services. We believe our 24/7 Portfolio Web sites offer our client advertisers premier brands, quality content and large online audiences.

•                  24/7 Verticals. Our 24/7 Verticals groups together partner Web sites, categorized by content (sports, travel, women’s interest), demographics (18-34 age group, teens) or psychographic characteristics (music, politics). 24/7 Verticals enables our client advertisers to target specific audiences segments by content across multiple sites with a single advertising buy. Advertisers can control content by identifying specified sites, sections, pages or positions on a page that receives ads and customize their online marketing strategies to improve reach and response. We believe our 24/7 Verticals solution offers advertisers one of the most cost-effective marketing solutions for great reach.

•                  The 24/7 Network. Our 24/7 Network aggregates hundreds of Web sites that we believe are attractive to advertisers because they generate a high number of advertising impressions and offer a variety of online content. We believe the 24/7 Network is a cost-effective marketing solution for advertisers to reach quality audiences, build brand value and obtain responses on Web sites with quality content and brand names.

•                  Targeting Capabilities and 24/7 OnTarget. We provide our client advertisers with a variety of options for targeting audiences.  24/7 OnTarget, our behavioral targeting solution, allows advertisers to target Internet users based on their recent behavior wherever the users are within the 24/7 Web Alliance. 24/7 OnTarget uses our Insight ACT technology.  We also have the expertise and technology to target audiences in a variety of other ways, including based on: keyword (serving advertisements related to specific words entered into a search box by an online consumer), geography (delivering advertisements based on specific geographic locations), day parting (specifying a particular time of day or week during which the advertisement is served) and frequency capping (limiting the number of times a particular advertisement is delivered to the same user within specific time periods).

We consider the following to be some of the key features of our 24/7 Web Alliance:

•                  Delivers an Attractive Audience. The 24/7 Web Alliance consolidates Web sites that are attractive to advertisers for several reasons, including their brand names, the quality and targeted nature of their published content and the number and type of users. We also regularly monitor key audience metrics, including the number of times users view an advertisement on our affiliated Web sites, or impressions levels, and the number of new or unique visitors to the Web sites.

•                  Includes Desirable Web Sites.  We require Web sites in our 24/7 Web Alliance to comply strictly with specific standards regarding content quality and brand name recognition, levels of existing and projected page views and user demographics.

•                  Offers Global Reach and Exposure. The 24/7 Web Alliance attracts a global audience, including users in North America, Europe, Asia and other parts of the world, and served approximately 91.2 billion paid impressions in 2005. We believe many Web sites in the 24/7 Web Alliance are among the most frequently visited Internet destinations, publishing quality content with recognizable brand names. Through our global sales force, we promote the 24/7

Web Alliance to advertisers worldwide to run international, pan-regional or regional advertising campaigns. We also offer advertisers access to single-site campaigns on individual Web sites, access to cross sections of the 24/7 Web Alliance to target campaigns to specific content and “run of network” advertising campaigns on all of our partner Web sites.

•                  Provides Customized, Active Management and Reporting. We use our Open AdSystem platform to actively monitor and manage Web sites across the 24/7 Web Alliance, enabling advertisers to more quickly make campaign refinements. Open AdSystem helps Web publishers in our 24/7 Web Alliance forecast the amount of advertising space available on their site by automatically analyzing historical data to project inventory capacity, and by determining the quantity of available inventory and the amount of inventory that already has been sold.

Publishers in the 24/7 Web Alliance

Our 24/7 Web Alliance currently includes over 1,500 Web sites represented by 24/7 Real Media worldwide. These Web sites trust us to sell their premium advertising inventory and their under-utilized advertising inventory to the top international advertisers. Using our advanced technology platform, we believe we have developed one of the most cost-effective solutions for Web sites to generate revenue from their advertising inventory. Our experienced global sales force ensures that our affiliated Web sites are well-represented to advertisers worldwide and promoted as the leading solution for advertisers to reach the audiences of these Web sites.

We believe that inclusion in our 24/7 Web Alliance benefits our affiliated Web sites in significant ways. First, inclusion in our 24/7 Network offers our affiliated Web sites the technology for managing and delivering Internet advertising. The affiliated Web sites can avoid the hardware, software and personnel costs associated with building and maintaining their own advertisement serving technology and, in some cases, their own advertising sales force. Second, by selling advertising inventory that often would remain under-sold or unsold, we offer affiliated Web sites a stream of recurring revenue. Further, we believe that many prominently branded Web sites offering impression-based solutions rarely sell their entire advertising inventory. By using our 24/7 Portfolio solution, these Web sites gain the opportunity to generate revenue from their unsold inventory, while protecting the value of their Web site’s brand name and the rate they can charge for their advertising inventory. Third, all of our affiliated Web sites benefit from our experienced management team, our sales and marketing organization and our worldwide access to advertisers.

The effectiveness of our media solutions depends, in part, on the quality of the Web sites in our 24/7 Web Alliance. We enforce our quality standards by reviewing and periodically auditing Web site content and we reject membership requests from Web sites that do not meet our quality standards. Our quality standards generally are intended to screen out Web sites with inappropriate content, insufficient traffic, illegal activity, fraudulent clicking activity and non-compliance with privacy laws. We also may eliminate Web sites that encourage users to click on banner advertisements for reasons other than an interest in our client advertisers’ messages.

Advertisers in the 24/7 Web Alliance

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

Search Solutions (“Search”)

24/7 Search provides performance-based, SEM services for the Internet. Through 24/7 Search, we connect advertisers with consumers using search engines to search for information about products and services. Our 24/7 Search solution uses our proprietary Decide DNA technology to help advertisers determine the keywords most relevant to their products and services that will lead users from search engines to the advertisers’ Web sites and to help advertisers optimize their search budgets. Through our relationships with major search engines, whom we refer to as distribution partners, we also help advertisers optimize their Web pages to receive better placement in search results.

24/7 Search provides the following services:

•                  Campaign Management. We provide two primary services for advertisers running campaigns on pay-for-placement and algorithmic search engines that are now included in our managed account services. These services are:

•                  Pay-for-Placement. For client advertisers running campaigns on pay-for-placement search engines, we submit Web site listings into search engine databases and manage their bidding for keywords related to their Web site listings. Prior to our acquisition of Decide in August 2004, we charged client advertisers an agreed cost-per-click (“CPC”) when search engine users clicked on their Web site listing, and we retained the spread between that agreed CPC and the CPC bid we placed on search engines. Following our acquisition of Decide, we generally agree on a range of CPC bids with our client for keywords we manage for them and retain the difference between the range and the CPC bid we placed on search engines.

•                  Paid Inclusion. For client advertisers running campaigns on algorithmic search engines, we submit Web sites listings into search engine databases. Our client advertisers pay us an agreed CPC when search engine users click on their Web site listings. We pay search engines a share of our advertising revenue when their users click on our client advertisers’ Web site listings.

•                  Managed Account Services. For clients that employ us for managed account services, we manage all aspects of the SEM process across all search engines. Our managed account services include initial site audits, planning search media campaigns, buying search media, building search engine submissions, managing pay-per-click and paid-inclusion campaigns, reporting on campaign results, and optimizing campaign performance and search engine submissions. We typically charge client advertisers a fee based, among other things, on their total committed budget for our managed account services and our achievement of specific performance targets.

•                  Optimization Services.

•                  For Advertisers. We provide optimization services for client advertisers that desire to maintain direct relationships with search engines, which are designed to increase the visibility and relevance of pages in the advertisers’ Web sites so that they are more likely to be included in the results of a user’s search on a search engine. We build and optimize advertiser Web site listings submissions and report campaign results to them. Our client advertisers buy search media directly, although we may be involved in their media planning. We typically charge advertisers a fee for optimization services determined by multiplying an agreed upon CPC by the number of clicks on Web site listings we submit to search engines. We may also charge fixed fees for reporting.

•                  For Search Engines. We build and optimize advertiser Web site listings submissions for our search engine distribution partners. This service is known as “trusted feed generation.” We typically charge a fee based on a percentage of revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

Currently, we provide trusted feed generation services primarily for Yahoo.  24/7 Search works with clients of Yahoo’s Search Submit Pro Program to build and optimize Web site listings, report campaign performance and provide ongoing optimization. Yahoo employs us to ensure all relevant deep Web site content is fed accurately into its database on a guaranteed and frequently updated basis. This process requires extensible mark-up language (“XML”) data feed formatting to facilitate large quantities of data transfers. The Yahoo Site Match Xchange service simplifies and automates the work required to build, report and optimize XML feeds. Clients provide us, in spreadsheet or simple text file format, the basic data used or referenced in the client’s Web site that the client would like to include in Overture’s paid inclusion feed.

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

Decide DNA Technology

Our proprietary Decide DNA technology drives all of our search solutions and was designed exclusively as an application to support SEM services. Using Decide DNA, Search Solutions implements, measures and optimizes all forms of search engine traffic, with extensive capabilities in pay-for-placement, paid inclusion and organic search engine listings.

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

Bid Management. We use Decide DNA technology to move the emphasis of keyword bid strategies from outbidding the competition, a common strategy of many bid management tools, to optimizing based on our client’s return-on-investment (“ROI”) value and most efficiently using our clients’ campaign budgets. Decide DNA technology provides automated management and optimization of pay-for-placement campaigns on all major search engines. Decide DNA technology optimizes based on evaluating several campaign variables in the following ways:

•                  Comparing campaign expenditure as measured against planned and forecast expenditure targets to recommend and/or change keyword bids to stay within pacing objectives;

•                  Comparing the number of clicks delivered within a given campaign budget, based on the set maximum, minimum or average keyword bid price for a group of keyword terms;

•                  Adjusting keyword bid prices to maintain target rankings for our client advertisers’ Web listings in search results;

•                  Adjusting keyword bid prices based on ROI metrics and objectives for single and groups of keyword terms;

•                  Adjusting keyword bid prices to take advantage of “gap” opportunities, or situations in which we can purchase a keyword for a different price with the same performance; and

•                  Applying customized optimization rules to achieve desired campaign performance results for our client advertisers. For example, maintaining a desired search engine results ranking for a set of keywords while achieving a campaign performance target and a bid price target.

Content to Keyword.  We believe analyzing data from successful paid inclusion campaigns is one of the best methods of pay-for-placement keyword research. Decide DNA technology automates the process of collecting large numbers of keyword terms where user search queries are matched to individual Web page listings included in paid inclusion feeds. The system then automatically creates corresponding pay-for-placement listings with titles and descriptions driven by Web page listings submitted by us. We believe this can significantly augment the performance of concurrent SEM.

                The following chart illustrates the features and functionality of our Decide DNA technology:

Decide DNA Technology Features and Functionality

General Features

•      Support for multiple search products

•      Multiple data inputs including structured files, URL crawl, keywords

•      Creative management and optimization of all title and description combinations; can manage and optimize hundreds of thousands of keywords

•      Intelligent content optimization and active keyword repository

•      Automated production of search engine feeds and listings

•      In-depth traffic and financial reporting and analysis

•      ROI assessment of creative

Pay-For-Placement Features	• Bid management of keywords • Expenditure tracking and estimation

• Customizable rules-based keyword optimization • Search engine spend reconciliation • Traffic and budget pacing control

Paid Inclusion Features

•      Content feed management - automate input data from multiple sources

•      Adding context to content – intelligent content grouping and filtering rules

•      Customizable rules-based document/product optimization

•      Automated XML and search engine editorial compliance

General Methodology

•      Sophisticated keyword research and document management methods determine comprehensive, scalable and highly relevant search targeting

•      Utilize a client’s Web site and database content to create and manage feeds for both paid inclusion and pay-for-placement distribution

•      Apply intelligent definition, structure, mark-up and automated optimization to the keyword and data content

•      Measure all aspects of traffic generation performance, e.g. traffic by search engine, search portal, time of day, keyword term, document URL, template version, content type, etc.

•      Measure Web site conversion events and customer ROI to a similar degree of detail

•      Automate the process of utilizing data harvested from paid inclusion activity to develop comprehensive lists of relevant keyword terms to add to pay-for-placement search campaigns

•      Use the concept of “define, test and measure” with multiple variations of optimization variables to find the best performing content, keywords and optimization methods

•      Recognize that all the SEM variables are subject to constant change and that SEM is an ongoing, continuous optimization process

Technology Solutions (“Technology”)

The Open AdSystem Platform

Our award-winning, patent-protected Open AdSystem platform is the foundation of 24/7 Real Media’s proprietary technology offering. Our Open AdSystem platform is a format-agnostic advertisement delivery engine capable of delivering virtually all types of advertisement formats across the Internet and other interactive platforms.

24/7 Real Media has a comprehensive suite of products based on the Open AdSystem platform. Key benefits to our customers of our Open AdSystem technology include the following:

•                  Active Campaign Management. Our Open AdSystem technology enables our customers to actively monitor and manage their advertising campaigns, allowing them to make more rapid campaign refinements, and to automatically optimize their campaigns using our yield manager tool. Our Open AdSystem technology provides multiple delivery options to ensure optimal planning and reporting with respect to advertising campaigns.

•                  Specific Targeting. Our Open AdSystem technology, together with integrated plug-ins and modules, enables our customers to refine the targeting capabilities of our products and services to their needs. In particular, we leverage our proprietary Open AdSystem technology platform to offer our customers the ability to target advertisements narrowly to particular audience segments and based on their behavior.

•                  Flexible Reporting. With our Open AdSystem technology, we can generate a broad range of reports using many characteristics including site, advertiser, section, viewer and click-throughs.

•                  Inventory Management. Our Open AdSystem technology helps publishers manage advertising revenue by forecasting the amount of advertising space available on their site. The Open AdSystem platform automatically analyzes historical data to project future inventory capacity and determines the quantity of available inventory.

•                  Flexible Format Delivery. With our Open AdSystem technology, our customers can deliver and manage advertising in many different formats from standard banner advertisements to rich media advertisements, including streaming media, expanding advertisements, floating advertisements, interactive advertisements, window advertisements, interstitials, full page advertisements and commercial breaks, and into interactive digital television and on mobile platforms. We believe our Open AdSystem technology offers our customers one of the most versatile advertisement delivery engines available.

•                  Speed, Efficiency and Scalability.  We believe the advertisement delivery architecture of our Open AdSystem technology is faster and more efficient than third-party delivery, since the advertisement comes directly from the Web publisher’s servers. We have designed our Open AdSystem technology to offer high scalability, and believe it offers greater scalability than other competing products.

•                  Data Accessibility. Through an XML interface, our customers can export data from our Open AdSystem software. This flexible and open data access allows Open AdSystem to integrate easily with other enterprise systems such as customer relationship management, billing or reporting.

•                  Ownership and Control of User Data.  Strong relationships with online consumers are key to building leading online brands that attract top dollars from advertisers. We designed our Open AdSystem technology to help protect the privacy of online consumers and safeguard private information.

We upgrade and issue new releases of our OAS technology from time to time.  We recently released and are testing a beta version of OAS 6.0, which incorporates our Insight XE and Insight ACT as modules, resulting in better integration of these products.  Future versions of our OAS technology may also incorporate our Decide DNA technology, as well as functionalities of our Open Advertiser (“OAD”) solution.

Our Open AdSystem technology platform is available to customers through our Open AdStream Central (“OAS Central”) product, where we host the software centrally on our servers, or through our Open AdStream Local (“OAS Local”) product, where we license the software to customers to run on their local servers.  Both OAS Central and OAS Local offer our customers the Open AdSystem functionalities described above.

Open AdStream Central

We license OAS Central to Web publishers and distribute it from software hosted centrally on our servers. Our OAS Central solution enables Web publishers to execute advertising programs without the costs of devoting the in-house resources, time, and personnel required to host their own advertisement serving system.  OAS Central provides seamless advertising delivery and management services for Web publishers and allows them to offer their advertisers sophisticated targeting and reporting capabilities, all within a secure, managed environment.  OAS Central is priced based on a cost-per-thousand impressions (“CPM”) basis.

OAS Central continuously monitors advertising delivery for optimum accuracy and performance, using a fully distributed system architecture with geographic load balancing. The system employs a fully redundant infrastructure with multiple data centers, Internet connections, mirrored disk backup and battery and generator backups that provide robust, reliable service with rapid scalability and performance. We partner with Global Content Delivery Networks for efficient content delivery.

Open AdStream Local

We license OAS Local to Web publishers, who run the technology on their local servers. OAS Local offers Web publishers control over advertisement delivery, since the Web publishers operate, control and own the equipment that is serving the advertisements, and complete control over how visitor data is used and who has access to it.  OAS Local is an ideal solution for companies that have sufficient in-house experience, equipment and data center facilities to run an advertisement serving system on their own.  We charge fees to Web publishers for operating OAS Local on their servers, which typically include a license fee, a software maintenance and technical support services fee and a training fee.

The Open Advertiser Solution

Our OAD solution, similar to OAS Central, is an application distributed from our servers that enables advertisers and their agencies to increase their return on investment and to streamline the advertising management process through analytical reporting and active campaign management.

The Insight Platform of Audience Management and Web Analytics Tools

Our Insight software solutions offer Web publishers marketing intelligence and help advertisers measure, analyze and monetize audiences.

Insight XE is a Web analytics application that helps Web publishers measure, analyze and understand the behavior of visitors to their Web site in natural language. Insight XE employs JavaScript code embedded in a Web site’s pages, allowing the site owner to assign contextually relevant values to the pages.

Insight XE’s features include:

•                  Everyday Business Language. Insight XE taxonomy allows a Web publisher to define its site in its own terms, not as pages or URLs.

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

•      Cluster.              Cluster the audience into segments, based on advertisers’ requests.

•      Target.                 Deliver targeted messages to the defined audience clusters.

Through unique identifiers, Insight ACT, in combination with OAS, offers a 4-dimensional audience view across:

•                  Content. What type of content attracts the desired audience cluster?

•                  Demographic. What are the known or inferred characteristics of the cluster?

•                  Commerce. What type of products is the cluster likely to buy?

•                  Advertising. What is the relevant message to elicit a response from the cluster?

SEASONALITY

Historically, our business is subject to some seasonal fluctuations with advertising demand dampened during the summer months of the third quarter each year, particularly in Europe, and higher revenue in the fourth quarter each year due to increased demand for online advertising during the Christmas season.  Our Search segment has continued to grow without regard to seasonality.

INTERNATIONAL OPERATIONS

We are a global provider of Internet media representation services, with sales locations in North America, Europe, Asia and Australia.  One of our long-term growth strategies has been to expand our international operations, either by leveraging our existing operations or by engaging in strategic acquisitions and partnerships.  We have increased our international presence over the past few years and, as a result, our revenue has become increasing dependent on our international operations.  Our Search segment, in particular, is dependent on revenue from international operations.  We currently derive more than half of our total revenue from our foreign operations.

Our international operations are subject to the same risks that affect our Company and our industry generally, as well as specific risks related to legal and cultural challenges in foreign countries.  We also have risks associated with specific international operations.  While we will continue to strive to expand our international presence, we could face increased competition as existing competitors increase their presence or as new companies enter the business overseas.  Increased competition could negatively impact our plans for expansion and decrease our profitability in the affected areas.  See “Risk Factors” for further information on risks affecting our Company, our industry and our international operations.

SALES AND MARKETING

We sell our products and services worldwide through a sales and marketing organization that includes 20 sales locations in 12 countries throughout North America, Europe, Asia and Australia. In the United States, our sales force is located at our headquarters in New York and our sales locations in Austin, TX, Chicago, IL, Fort Washington, PA, Los Angeles, CA, San Francisco, CA, and Sunnyvale, CA. We also have sales offices in Australia, Canada, France, Germany, Italy, Spain, Sweden, Switzerland, the United Kingdom, Japan and South Korea.

We leverage the substantial media expertise of our sales and marketing team to increase the value of advertising campaigns for both our advertisers and our partner Web sites. We also employ a Web site relationship department that surveys our partner Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

PRIVACY PROTECTION

The growth of our business and of the Internet depends on user trust in the integrity of the Internet and in the businesses that use it. We believe that fostering user confidence in online privacy is an integral component of our commitment to delivering the right message to the right user at the right time. We actively monitor privacy laws and regulations, and we take seriously the principles that consumers must have notice and choice and confidence that their information is secure. We are a member of the Network Advertising Initiative (NAI), a cooperation of online advertisers, we participate in the TRUSTe Web Seal program and we have qualified under the EU safe harbor framework developed by the U.S. Department of Commerce in coordination with the European Commission, which provides guidance on how to provide adequate protection for personal data from Europe, as required by the European Union’s Directive on Data Protection.  We also designed our Open AdSystem technology to help protect the privacy of online consumers and safeguard private information.

We may collect non-personally identifiable information on behalf of our customers in the delivery of Internet advertising. When we perform such services, we provide notice to users about our use of such information and insist that our customers provide users with the choice not to participate. We do not directly collect or maintain a database of personally identifiable information about online consumers or associate online and offline information collected about users. We insist that our customers provide notice to users about the marketing uses of personally identifiable information collected online, including whether they associate online and offline information about users, and that they provide users with the choice not to participate.

INTELLECTUAL PROPERTY

We own U.S. Patent No. 6,026,368 entitled “On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers.” Short-term licensees of the patent include Accipiter, Falk and several smaller technology providers. The patent, which expires in 2015, embodies pioneering technology in the field of targeted content delivery. The patent relates to an online system for managing the delivery of targeted advertisements or other content that adjusts the priorities associated with such advertisements or content in order to satisfy exposure goals or other predetermined criteria. We also own U.S. Patent No. 6,601,041 entitled “Method of Providing Targeted Advertisement to a Computer Mediated Communications Network,” which covers methods relating to the sequencing of advertising, which we believe further extends our competitive advantage.  This patent also expires in 2015.

In January 2003, we acquired our Web analytics technology, Insight, for which a patent application currently is pending. The acquired Web analytics technology uses a proprietary taxonomy engine to speak the same language that a business uses when talking about its customers. It is designed to provide revenue-generating marketing intelligence to Web publishers and to help companies measure, analyze and monetize their interactive audience. Among other functions, the acquired technology is designed to enable marketers to perform behavioral segmentation and clickstream analysis and allow Web publishers and advertisers to use behavioral information with e-commerce and other applications.

In 2002, we acquired U.S. Patent No. 5,446,919, entitled “Communication System and Method with Demographically or Psychographically Defined Audiences,” which broadly covers communications systems, including interactive and cable television, in which advertisements and other media messages are determined by demographic or psychographic information associated with the user. This patent expires in 2012.

Open AdStream is our U.S. registered trademark, and we have pending trademark applications in the United States for Open AdSystem, Open Advertiser, Insight XE, Insight ACT and Decide DNA. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information.

COMPETITION

We believe we are a leader in the highly competitive market of Internet advertising and marketing services. We believe our ability to compete overall depends on many factors, including the following:

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

We also compete in each of our lines of business with companies offering similar services.  We monitor our lines of business to ensure that we remain competitive in each of these areas.  Main competitive drivers in each of our lines of business are the technology offered and its performance, the pricing of products and services and the levels of customer support.

Media Solutions

Our media solutions compete for advertising spending against Web publishers, including some of our customers who have their own sales forces. We also compete with a variety of Internet advertising networks and companies that facilitate Internet advertising, including ValueClick, Right Media, Burst! and Tribal Fusion, as well as some smaller niche online advertising networks. In addition to these Web site networks we also compete with large portal sites such as AOL, MSN, Yahoo! and Google. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers’ total advertising budgets.

Search Solutions

24/7 Search competes with several other companies that provide service optimization, including DoubleClick/Performics, aQuantive/Atlas Search, Did-It, and Impaqt, as well as start-up companies with untested SEM solutions. In addition, Yahoo! and Google also provide SEM services for advertisers looking to drive traffic to their Web sites using performance-based, keyword search services.

Technology Solutions

We compete against other established providers of advertisement serving solutions and several other companies that provide third-party advertisement serving services as well as start-up companies with untested products and services. Our competitors for advertisement serving solutions include DoubleClick, Accipiter, Falk and ValueClick.

EMPLOYEES

As of March 1, 2006, we employed approximately 368 persons worldwide, including approximately 226 in sales and marketing, 88 in technology and product development and 54 in accounting, human resources and administration. We consider our employee relations to be good. Our subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to and in accordance with applicable law.

WEBSITE ACCESS TO OUR SEC REPORTS

Our Internet website address is www.247realmedia.com.  Through our Internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our Proxy Statements for our Annual Stockholder Meetings are also available through our

Internet website.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

You may also obtain copies of our reports without charge by writing to:

24/7 Real Media, Inc.

132 West 31st Street

New York, NY 10001

Attn:  Investor Relations

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

We achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the year ended December 31, 2005 but we may not be able to sustain profitability in the future. We incurred net losses of $3.2 million for the twelve months ended December 31, 2004. Each of our predecessors had net losses in every year of their operations.  We may incur net losses for the foreseeable future. Even if we do maintain profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis in the future.

WE MAY NOT BE ABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR EXISTING PRODUCTS AND TECHNOLOGY.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology.  From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments.  For example, we recently released and are testing a beta version of OAS 6.0, which incorporates our Insight XE and Insight ACT technologies as modules, and future versions of OAS 6.0 may incorporate our Decide DNA technology, as well as functionalities of our OAD solution.  We may experience bugs, delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction or marketing of new releases of our technology.  In addition, we must ensure that performance levels of our technology remain steady when we release new versions to our customers.  Any material delays in introducing a new release or performance problems could cause us to lose customers and cause our revenue to decline.

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe Japan and South Korea, and we currently derive more than half our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

•                  changes in regulatory requirements;

•                  reduced protection for intellectual property rights in some countries;

•                  potentially adverse tax consequences and restrictions on cash flow resulting from, among other things:

•                  local statutory liquidity requirements for businesses operating in certain foreign countries;

•                  the need to maintain cash balances to meet short-term capital requirements;

•                  operations in foreign countries with higher tax rates than the United States;

•                  the inability to utilize certain foreign tax credits; and

•                  the inability to utilize some or all of our losses generated in one or more foreign countries;

•                  general import/export restrictions relating to encryption technology and/or privacy matters;

•                  difficulties and costs of staffing and managing foreign operations;

•                  local law requirements governing employment contracts, which may impose, among other things, minimum notice periods and minimum severance payments for involuntary terminations;

•                  political and economic instability;

•                  fluctuations in currency exchange rates; and

•                  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

Any or all of these risks could affect our business outside of the United States and negatively impact our results of operations.

OUR SEARCH BUSINESS IS CURRENTLY OUR FASTEST GROWING BUSINESS SEGMENT, AND WE MAY HAVE INEFFICIENCIES IN OUR BUSINESS MODEL OR MAY BE UNABLE TO CAPITALIZE ON CURRENT OR FUTURE SEARCH TRENDS.

As companies recognize the value of targeting advertisements to consumers during the search process, SEM services have become increasingly in demand. As a result, our Search segment has been growing faster than our other business segments. The search industry is still relatively new, competition is high and there are no established parameters for the business. We are working to develop set standards as our Search business grows, but we cannot be certain that our current strategies will be successful in the long-run. As a result, it is difficult to predict how our Search segment will perform in the future. For example, revenue in the segment has increased significantly in recent periods, but gross margins have decreased as our lower gross margin managed SEM services business performed better than other, higher margin segments. Further, as we work to develop a long-term business model for Search we may encounter inefficiencies, such as the under or over-delivery of campaigns due to programming difficulties, or set-backs, such as outdated methodologies and tools that must be reconfigured or replaced. There is no guarantee that our current or future Search software and techniques will meet our clients’ needs, successfully manage increasingly complex campaigns or be profitable for our business.

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

OUR ACQUISITIONS, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL AND COULD ADVERSELY AFFECT OUR ABILITY TO PROJECT RESULTS.

We were formed in February 1998 to consolidate three Internet advertising companies, and have since acquired or entered into joint ventures with many other companies. Most recently, in September 2005, we formed a joint venture with the advertising company Dentsu to provide our SEM services in Japan. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional joint ventures as a key component of our growth strategy. If we acquire additional companies or expand our business lines through joint ventures, we will continue to face risks of integrating and improving our financial and management controls, advertisement serving technology, reporting systems, infrastructure and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and may require the dedication of global resources, personnel and members of management, on a short or long-term basis, which may distract management’s attention from our other operations. Any future acquisition, investment or joint venture may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

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

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times in the past and in certain segments, our revenues have grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult because of the rapid changes in the markets in which we operate.

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

•      seasonality, which tends to result in lower revenue during the summer months of the third quarter and higher revenue in the fourth quarter of each year;

•      changes in results of operations brought about by newly acquired businesses or new joint ventures, which may be exceedingly difficult to predict due to management’s lack of history with such businesses or joint ventures;

•      changes in governmental regulation of the Internet; and

•      general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. For example, certain of the search engines that we partner with in the management of SEM services may impose additional charges for using their technology interfaces to assist our clients. Our profit margins may suffer if we are unable to pass some of the costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period and year-to-year comparisons of our results of operations may not be meaningful.

OUR TECHNOLOGY PRODUCTS AND SERVICES ARE BASED ON OUR PROPRIETARY OPEN ADSYSTEM PLATFORM, AND OUR BUSINESS WOULD SUFFER IF OPEN ADSYSTEM WAS DISRUPTED.

Open AdSystem is our proprietary advertisement serving technology and serves as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform, and our Media business also utilizes Open AdSystem technology. We must, among other things, ensure that the technology will continue to function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue.  Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE ADVERTISING INVENTORY MADE AVAILABLE TO US, AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively manage advertising inventory made available to us. The Web publishers that list their unsold advertising inventory with us are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become increasingly sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to anticipate or meet our customers’ changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future, which could cause our advertising revenue to decline significantly.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our delivery of advertisements and our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs or regarding over-delivery of advertising impressions. Further, search advertisers are paying much closer attention to allegations of click fraud in the industry generally and have become more willing to inquire about or challenge click counts related to SEM services. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers, advertising inventory and revenue, and could substantially reduce the gross profit margin we generate in our media and search businesses.

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR’S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

We prepare and release quarterly unaudited financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings releases and investor conference calls. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information to the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.  We are currently in the process of finalizing a study to determine the amount of net operating losses and annual limitations.

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF A SIGNIFICANT AMOUNT OF GOODWILL AND/OR INTANGIBLE ASSETS ON OUR BALANCE SHEET.

In the course of our operating history, we have acquired and disposed of numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our balance sheet. The goodwill and/or intangible assets were recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

To improve our operating performance, we may decide to acquire other assets or businesses complementary to our business and, as a result, we may record additional goodwill and/or intangible assets on our balance sheet in the future. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, “Business Combinations,” such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

THE SUCCESS OF OUR 24/7 SEARCH OPERATIONS DEPENDS ON A FEW SEARCH ENGINE DISTRIBUTION PARTNERS, AND THE LOSS OF ONE OF THEM COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR 24/7 SEARCH REVENUE.

We have generated the majority of our global Search revenue from clicks originating on Google and Overture, which is a subsidiary of Yahoo!, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7

Search revenue for the foreseeable future. The interruption or loss of our relationship with Google or Overture would cause a significant decrease in search revenue. As a result of consolidation among search engines, and other SEM companies, we could lose one or more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients. The loss of, or a change in, one or more of these relationships could have a material adverse effect on our Search revenue.

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have entered into a joint venture with Dentsu to promote search engine marketing services in Japan, a strategic business relationship with Lycos, we have major search engine distribution partners, such as Google and Overture, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships.  If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

IF WE LOSE ANY KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, our Chief Financial Officer and our Chief Executive Officer of Europe.  The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry.  The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

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

We have experienced in the past, and may continue to experience in the future, particular difficulty in hiring and retaining qualified SEM staff. Competition for SEM staff is very high, and training is difficult because the required skill set is complex and there is no industry standard.  Search is currently one of our fastest growing areas.  If we are unable to attract, train and retain qualified search staff, we may not remain competitive in SEM and could lose business and our customers, which could have an adverse effect on revenue.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdSystem technology resides on computer systems located in our data centers housed by Equinix and Savvis in the United States and Level 3 Communications in Europe. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment.  Hackers have made many attempts to breach the security of our network operations, with minimal disruption to date. If hackers are successful in the future, they could misappropriate proprietary information, which could lead to litigation against us, or cause substantial disruptions in our service. We may be required to expend capital and other resources to protect our Web site against hackers. Any measures we may take may not be effective. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability, as well as materially damage our reputation and decrease our user traffic.

WE DEPEND ON PROPRIETARY RIGHTS, AND WE FACE THE RISK OF INFRINGEMENT.

Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark law. We own three patents in the United States, and have filed and intend to file additional patent applications in the United States. In addition, we apply to register our trademarks in the United States and internationally. Our patent applications and trademark applications may not be approved. Even if they are approved, such patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of such trademarks will be restricted unless we enter into arrangements with such third parties that may be unavailable on commercially reasonable terms.

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

As of January 31, 2006, there were approximately 46.6 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 14.7 million shares of common stock that may be sold into the market in the future, including approximately 9.6 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 2.8 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including the sale of securities convertible into shares of our common stock), or the perception that such sales could occur, or the grant of a large number of options, may materially and adversely affect prevailing market prices for our common stock.

OUR ABILITY TO GENERATE SUFFICIENT CASH FLOW TO REPAY OUR INDEBTEDNESS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

On September 26, 2003, we issued to a single holder $15.0 million in principal amount of our 2% subordinated convertible debentures due 2006. On January 1, 2004, we began making semi-annual interest payments, which, thus far, we have elected to pay with cash flow from operations. The entire principal amount of the debentures matures on September 26, 2006. We need to ensure that we will have sufficient cash on hand to cover any portion of the balance that we elect to pay in cash at maturity, or, if the holder elects to exercise its redemption right with respect to $7.5 million in principal amount of the debentures, any amount thereof that we elect to redeem in cash. Our ability to generate cash flow is subject to economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may need to, among other things, seek additional financing, refinance or restructure our debt or reduce or issue a large amount of common stock, which, if possible, would be very dilutive or delay planned expenditures.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as “cookies,” on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Our Open AdSystem technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies.  A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the 24/7 Web Alliance see the same advertisement.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 132 West 31st Street, New York, New York. They consist of approximately 25,300 square feet under a lease that expires in 2011 and provides for total annual rent of approximately $0.7 million, subject to increase annually to reflect increases in operating expenses.

In addition, we currently lease office space in the following domestic locations:

•      Fort Washington, PA

•      Los Angeles, CA

•      San Francisco, CA

•      Sunnyvale, CA

We currently lease office space in the following countries for our international operations:

•      Australia

•      Canada

•      France

•      Germany

•      Japan

•      Spain

•      Sweden

•      Switzerland (European HQ)

•      South Korea

•      United Kingdom

We periodically evaluate our facilities requirements.  Some of our facilities are sublet in whole or in part.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

We held our Annual Meeting of Stockholders on November 1, 2005.

The stockholders elected David J. Moore and Val Zammit to serve as Class I directors, for three-year terms expiring at the 2008 Annual Meeting of Stockholders or until the election and qualification of their respective successors.

The stockholders approved an amendment to our 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 7,000,000 and to increase the number of incentive shares that may be granted in any one year to an individual to 750,000.

The stockholders ratified the appointment of Goldstein Golub Kessler LLP as our independent certified public accountants for the year ending December 31, 2005.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against / Withheld	Abstentions	Broker Non- Votes

David J. Moore	39,284,249	2,382,672	N/A	N/A
Val Zammit	39,924,824	1,742,097	N/A	N/A
Amendment to 2002 Stock Incentive Plan	14,087,042	10,933,539	1,019,383	15,626,957
Ratification of Accountants	41,609,848	39,449	17,624	N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

From our initial public offering on August 13, 1998 until June 2002, our common stock was traded on the NASDAQ National Market under the symbol “TFSM.” In June 2002, we transferred our common stock to the NASDAQ SmallCap Market, where it continued to trade under the same symbol. Our common stock was approved for re-listing on the NASDAQ National Market effective November 3, 2005, where it continues to trade under the symbol “TFSM.” The following table sets forth the range of high and low bid information (in dollars per share) for our common stock, for the periods indicated, as reported by the NASDAQ SmallCap Market or the NASDAQ National Market, as applicable.

	High	Low
YEAR ENDED DECEMBER 31, 2004
First Quarter	$11.90	$5.78
Second Quarter	8.20	3.22
Third Quarter	5.61	2.21
Fourth Quarter	4.67	2.80
YEAR ENDED DECEMBER 31, 2005
First Quarter	$4.60	$2.76
Second Quarter	4.19	2.79
Third Quarter	7.23	3.85
Fourth Quarter	8.28	5.45

On February 28, 2006, the last reported sale price for our common stock on the NASDAQ National Market was $8.83.

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

HOLDERS OF RECORD

Our authorized capital stock consists of 350,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.  As of February 28, 2006, there were    shares of our common stock outstanding. As of March 15, 2006, there were approximately 202 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information regarding securities authorized for issuance under our equity compensation plans is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data as of December 31, 2005 and 2004, and for each of the years in the three year period ended December 31, 2005, has been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated financial data as of December 31, 2003, 2002 and 2001, and for each of the years in the two-year period ended December 31, 2002, has been derived from our audited consolidated financial statements, which are not included herein. We believe that, due to the numerous acquisitions and dispositions that we made in recent years, the period to period comparisons for 2001 through 2005 are not meaningful and should not be relied upon as indicative of future performance.

You should read the selected consolidated financial data set forth below in conjunction with, and it is qualified in its entirety be reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the audited consolidated financial statements and the notes thereto included elsewhere herein.

	Year ended December 31,
	2005	2004 (1)	2003 (2)	2002 (3)	2001 (4)
	(in thousands, except share and per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$139,794	$85,255	$49,181	$42,558	$46,230
Gross profit	54,494	36,025	23,526	19,789	11,162
Loss from operations	(1,103)	(6,781)	(10,035)	(18,244)	(142,111)
Income (loss) before provision for income taxes, minority interest in operations of consolidated subsidiary and discontinued operations	224	(3,132)	(11,979)	(17,499)	(139,425)
Income (loss) before discontinued operations	38	(3,155)	(12,016)	(17,499)	(139,425)
Loss from discontinued operations	—	—	—	—	(60,170)
Net income (loss) from continuing operations	$38	$(3,155)	$(12,016)	$(17,499)	$(199,595)
Dividends on preferred stock	(25)	(306)	(617)	(189)	—
Preferred stock conversion discount	—	—	(1,780)	(6,628)	—
Net income (loss) from continuing operations attributable to common stockholders	$13	$(3,461)	$(14,413)	$(24,316)	$(199,595)

Basic net income (loss) per common share:
Income (loss) before discontinued operations	$—	$(0.09)	$(0.71)	$(1.65)	$(15.69)
Loss from discontinued operations	—	—	—	—	(6.77)
Net income (loss) from continuing operations	$—	$(0.09)	$(0.71)	$(1.65)	$(22.46)
Preferred stock dividends and conversion discount	—	(0.01)	(0.15)	(0.64)	—
Net income (loss) from continuing operations attributable to common stockholders	$—	$(0.10)	$(0.86)	$(2.29)	$(22.46)

Weighted average shares outstanding used in basic net income (loss) per common share	45,350,466	35,373,973	16,817,502	10,600,191	8,887,705

Diluted net income (loss) per common share:
Income (loss) before discontinued operations	$—	$(0.09)	$(0.71)	$(1.65)	$(15.69)
Loss from discontinued operations	—	—	—	—	(6.77)
Net income (loss) from continuing operations	$—	$(0.09)	$(0.71)	$(1.65)	$(22.46)
Preferred stock dividends and conversion discount	—	(0.01)	(0.15)	(0.64)	—
Net income (loss) from continuing operations attributable to common stockholders	$—	$(0.10)	$(0.86)	$(2.29)	$(22.46)

Weighted average shares outstanding used in diluted net income (loss) per common share	47,694,027	35,373,973	16,817,502	10,600,191	8,887,705

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$40,009	$27,690	$21,645	$7,674	$6,974
Working capital (deficit)	19,551	23,545	16,021	909	(8,529)
Goodwill	39,573	34,573	2,621	2,621	7,901
Intangible assets, net	9,715	12,676	3,352	6,007	6,617
Total assets	142,804	121,398	46,180	33,967	45,588
Long-term obligations	2,942	7,175	17,247	9,603	4,633
Total stockholders’ equity	78,719	75,268	10,037	5,515	10,852

(1)    Factors affecting comparability from period to period include our acquisition of 24/7 Real Media Korea, a provider of media and technology solutions in South Korea, in January 2004 and our acquisition of Decide, a provider of search marketing services in Europe and Australia, in August 2004.

(2)    Factors affecting comparability from period to period include our disposition of iPromotions, Inc., an online promotions business, and our acquisition of Insight First, Inc. (“Insight”), a provider of Web analytics technology, each in January 2003.

(3)    Factors affecting comparability from period to period include our divestiture of IMAKE Software & Services, Inc., a broadband convergence technology business, in January 2002 and our disposition of certain assets related to our U.S. e-mail management product, in May 2002.

(4)    Factors affecting comparability from period to period include our divestitures of Exactis.com, Inc., an e-mail business, Sabela Media, Inc., an advertisement serving technology business, and AwardTrack, Inc., an online promotions and purchase rewards business, in May 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

24/7 Real Media is a pioneer in the Internet industry, providing online advertising and SEM strategies since 1995, and has been publicly traded since 1998. We have three distinct lines of business, Media, Search and Technology, and operate in twelve countries. Our Media business helps advertisers increase their reach through sophisticated targeting and a network of over 1,500 affiliated Web sites. Our Search business enables marketers to maximize their SEM spending and achieve optimum returns on their investments. Our Technology business develops and licenses our powerful technology, which serves as the underlying engine for everything we do.  We have acquired and disposed of numerous businesses during our history, which may affect the comparability of our results from period to period (see the footnotes to the financial table in Item 6, “Selected Financial Data,” for more detail).

Media Solutions (“Media”)

We sell advertising space for Web publishers in our 24/7 Web Alliance, a global alliance of Web sites primarily with brand names, quality content and global reach. Web publishers join the 24/7 Web Alliance to increase advertising revenues from the available advertising space on their Web sites, and we pay them a royalty for their advertising space. We solicit advertisers seeking online strategies to target audiences, build their brands and generate greater customer response. Advertisers purchase space through the 24/7 Web Alliance to make one purchase across several Web sites and to increase the return on their advertising spending. We also use targeting technology to best select advertising space made available through the 24/7 Web Alliance for advertisers and to improve the performance of under-utilized advertising space for Web publishers.

We generate Media revenue from fees paid by client advertisers for advertising space. We typically sell advertising space on a CPM basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is displayed. We typically count an advertising impression each time a user’s Web browser requests that our computer servers transmit the advertisement. We may charge higher CPMs to advertisers that purchase our advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that purchase advertising space that requires less specific targeting.  We have also generated limited Media revenue from e-mail advertisement and marketing services.

Search Solutions (“Search”)

We provide SEM services that connect advertisers with consumers using search engines to find information, products and services. We leverage our relationships with search engines and our understanding of search engine algorithms to help advertisers optimize their Web pages and achieve better placement in algorithmic search engines. We also create Web site listings for advertisers and submit their listings into the databases of pay-for-placement (“P4P”) and paid-inclusion (“PI”) search engine platforms. We help advertisers determine the keywords most relevant to their products and services and use advanced technology to manage keyword bidding simultaneously across P4P search platforms. Our technology shows advertisers which keywords lead users from search engines to their Web sites and helps them optimize their advertising spending to convert click-throughs (users who click on their advertisement and are directed to their Web site) into sales.

Our Search revenue is primarily based on CPC fees paid by client advertisers. CPC fees are generated each time search engine users click Web site listings submitted by us into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, we also generate revenue from fees paid by advertisers for consulting services and search engine optimization services, and from fees paid by search engines that employ us to optimize the relevancy of Web site listings and report on advertising campaigns for their advertisers. We develop direct relationships with P4P and algorithmic search engines in order to enhance the services we provide to our client advertisers. We refer to search engines we work with as search engine distribution partners.

Technology Solutions (“Technology”)

We provide online advertisement serving and analytics software to customers from software hosted locally on the customers’ servers or from software hosted centrally on our servers. Our technology products and services are all based on our proprietary Open AdSystem platform. We generate Technology revenue in the following ways:

Open AdStream Central Service. We charge service fees to Web publishers for operating our OAS online advertisement serving software centrally from our servers. We typically charge a service fee determined by multiplying an agreed CPM by the number of advertising impressions served using OAS. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software and the service term, among other factors. We typically bill service fees monthly.

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

Open Advertiser Service. We charge service fees to advertisers and agencies for operating our OAD advertisement serving software centrally from our servers. We determine our service fee by multiplying the CPM by the number of advertising impressions delivered. We typically bill service fees monthly. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software and the service term, among other factors.

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

Insight ACT Software. Our Insight ACT software, which requires our OAS and Insight XE software solutions, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight ACT on the same basis as the associated OAS and Insight XE arrangements. As of December 31, 2005, we have not generated significant revenue from Insight ACT.

We upgrade and issue new releases of our OAS technology from time to time.  We recently related and are testing a beta version of OAS 6.0, which incorporates our Insight XE and Insight ACT as modules, resulting in better integration of these products.  Future versions on our OAS technology may also incorporate our Decide DNA technology, as well as functionalities of our Open Advertiser (“OAD”) solution.

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

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results are the following:

Revenue Recognition; Cost of Revenue; Deferred Revenue

Media

Our Media revenue is generated from fees paid by client advertisers for advertising impressions. We typically offer advertisers a pricing model based on CPM, which enables client advertisers to pay a fee based on the number of times its advertisement is displayed. E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites and e-mail lists that have contracted with us in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenue in the consolidated statements of operations.

Search

Our revenue from our Search segment is primarily based on CPC fees paid by client advertisers. CPC fees are generated each time users click on Web site listings that we submitted into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make payments to search engine distribution partners that have contracted with us in the period in which the clicks occur. Such expenses are classified as cost of revenue in the consolidated statements of operations. When we provide SEM services as an agent for a fixed commission or in other transactions in which we do not have principal risk and reward, we recognize revenue on a net basis.

Technology

Our Technology revenue is derived primarily from licensing our software, hosted advertisement serving and software maintenance and technical support services. Revenue from advertisement serving hosted centrally on our servers is recognized upon delivery. Revenue from software licensing agreements is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses related to our Technology revenue are primarily payroll costs incurred to deliver and support the software, and hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenue in the consolidated statements of operations.

Deferred Revenue

Revenue that is billed or collected in advance of services being completed is deferred until the conclusion of the period of the service to which the advance billing or collection relates. Deferred revenue is included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed. Our deferred revenue primarily consist of advance billings for software license subscriptions and software maintenance and technical support services.

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

Impairment of Long-Lived Assets

We evaluate goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that a carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  We assess impairment in accordance with the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We assess the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We determine the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate.  The impairment we recognize is the amount by which the carrying amount exceeds the fair market value of the assets.

Business Combinations

Our acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We allocate a portion of the purchase price to identifiable tangible and intangible assets based on their respective fair values, and record as goodwill any remaining unallocated portion of the purchase price. Intangible assets include trademarks, customer relationships, acquired technology and covenants not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to seven years, except for trademarks that have an indefinite life.

Contingencies and Litigation

We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the potential liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Restructuring Activities

We account for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring-related liabilities include estimates for, among other things, involuntary terminations of employees and disposition of lease obligations. Key variables in determining such estimates include timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. The Company periodically evaluates and, if necessary, adjusts the estimates based on currently available information.

Investments

                SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. We review investments quarterly for indicators of other-than-temporary impairment. Each determination requires significant judgment. In making a judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial health of the investee, and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

RESULTS OF OPERATIONS—2005 COMPARED TO 2004

In August 2004, we acquired Decide, a leading provider of SEM services in Europe and Australia.  We retained approximately 54 employees from Decide.  From the time of the acquisition until the end of the fourth quarter of 2004, we systematically transitioned all of our existing Search relationships onto the Decide DNA technology platform.  Since the acquisition, the combination of 24/7 Real Media’s experience and customer relationships with the Decide DNA technology has produced significant growth.  It is not possible to attribute revenue to these factors individually; therefore, it is not possible to provide a separate revenue amount attributable to the Decide acquisition.

The following table compares the results of operations for 2005 to the results of operations for 2004:

	Year ended December 31,		Dollar
	2005	2004	Variance
	(in thousands)
Revenues:
Media	$65,363	$49,879	$15,484
Search	51,430	16,439	34,991
Technology	23,001	18,937	4,064
Total revenues	139,794	85,255	54,539

Cost of revenues:
Media	44,562	35,197	9,365
Search	36,490	10,571	25,919
Technology	4,248	3,462	786
Total cost of revenues	85,300	49,230	36,070

Gross profit	54,494	36,025	18,469

Operating expenses:
Sales and marketing	22,579	16,647	5,932
General and administrative	19,207	14,226	4,981
Product development	5,833	4,540	1,293
Amortization of intangible assets and deferred financing costs	4,391	4,331	60
Stock-based compensation	2,227	538	1,689
Provision for capital assessment	387	—	387
Restructuring costs	973	841	132
Impairment of intangible assets	—	896	(896)
Impairment of property and equipment	—	787	(787)

Total operating expenses	55,597	42,806	12,791

Loss from operations	(1,103)	(6,781)	5,678

Interest expense, net	(213)	(463)	250
Change in fair value of warrant liability	(381)	2,040	(2,421)
Recovery of investment	2,340	—	2,340
Impairment of marketable securities	(588)	(1,052)	464
Gain on sale of marketable securities	16	—	16
Gain on legal settlement	—	2,896	(2,896)
Other income (expense), net	153	228	(75)

Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	224	(3,132)	3,356

Provision for income taxes	(314)	(23)	(291)
Minority interest in operations of consolidated subsidiary	128	—	128

Net income (loss)	$38	$(3,155)	3,193

Media.

Revenue. Media revenue was $65.4 million for the year ended December 31, 2005, as compared to $49.9 million for the year ended December 31, 2004. Media revenue was primarily derived from the 24/7 Web Alliance. 24/7 Web Alliance revenue was $64.0 million for the year ended December 31, 2005, as compared to $48.6 million for the year ended December 31, 2004, an increase of 31.8%. The improvement primarily related to an increase from 59.3 billion in 2004 to 91.2 billion in 2005 in the number of advertising impressions that we sold and delivered.  The remainder of Media revenue came from our e-mail services.

Cost of Revenue. Media cost of revenue consist primarily of fees paid to Web publishers in the 24/7 Web Alliance. Cost of revenue also includes advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

Gross Profit. Gross profit margin for Media were 31.8% in 2005 and 29.4% in 2004. The improvement was the result of an increase in the number and the diversity of Web publishers in the 24/7 Web Alliance, which decreased the average royalty percentage that we paid to Web publishers, and an increase in the number of network campaigns we delivered. Advertisement serving costs were $1.8 million for 2005 and $1.5 million for 2004.

Search.

Revenue. Search revenue was $51.4 million for the year ended December 31, 2005, as compared to $16.4 million for the year ended December 31, 2004, an increase of 212.9%. The increase was due to the addition of new advertiser accounts and advertiser accounts that we gained as a result of the August 2004 Decide acquisition, and the use of the Decide DNA technology we acquired across all our accounts. We also believe that the foregoing factors, combined with growth in the businesses of our search engine distribution partners and our increased sales efforts and improved operational controls, have contributed to an increase in the average revenue per advertiser account.

Cost of Revenue. Search cost of revenue consist primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenue also includes hosting and bandwidth charges associated with the infrastructure.

Gross Profit. Gross profit margin for Search were 29.0% in 2005 and 35.7% in 2004. The decrease was primarily due to faster growth in our lower margin Managed Account Service offering relative to the growth in our other high margin product offerings.  In addition, the margin for Managed Account Services declined due to the addition of higher quality, high volume accounts, which usually command a better price, as well as increased competition in the marketplace.

Technology.

Revenue. Technology revenue was $23.0 million for the year ended December 31, 2005, as compared to $19.0 million for the year ended December 31, 2004, an increase of 21.5%. The improvement primarily reflected increased use of Open AdStream Central, through both expanded use by existing customers and the addition of new customers. In particular, Open AdStream Central delivered 210.9 billion paid impressions in 2005, up from 93.6 billion paid impressions in 2004.

Cost of Revenue. Technology cost of revenue consist of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and includes salaries and benefits of related technical personnel. The cost of revenue is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margin for Technology were 81.5% which is consistent with the previous year.

Sales and Marketing Expenses.

Sales and marketing expenses consist primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $22.6 million for the year ended December 31, 2005, as compared to $16.6 million for the year ended December 31, 2004.  The increase was primarily due to additional personnel-related costs as the number of employees included in sales and marketing increased from 183 at December 31, 2004 to 221 at December 31, 2005, and an increase in marketing activities.  Sales and marketing expenses decreased as a percentage of revenue from 19.5% in 2004 to 16.2% in 2005, as we continued to gain operating leverage.

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

General and administrative expenses were $19.2 million for the year ended December 31, 2005, as compared to $14.2 million for the year ended December 31, 2004. The increase was due primarily to the increased personnel costs, increased professional fees for compliance efforts and depreciation due to the improvement and expansion of our infrastructure, as well as variable costs as a result of our increased revenue, such as provisions for bad debt.  As a percentage of revenue, the expenses decreased from 16.7% for 2004 to 13.7% for 2005, showing increased leverage of our global footprint over a larger revenue base.

Product Development Expenses.

Product development expenses consist primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements, functionality and quality assurance for our software and services and development of new products.

Product development expenses were $5.8 million for the year ended December 31, 2005 as compared to $4.5 million for the year ended December 31, 2004. The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings. We capitalized approximately $0.3 million for the year ended December 31, 2004. The capitalization related to our Decide DNA technology, which we acquired in August 2004 with Decide. We did not capitalize any expenses related to product development in 2005.

Amortization of Intangible Assets and Deferred Financing Costs.

Amortization expense relates to intangible assets that we acquired with 24/7 Search in August 2000, Real Media in October 2001, Now Marketing in September 2002, Insight in January 2003, 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment that we paid to Lycos in connection with a strategic business relationship that we entered into in February 2004.

Amortization expense was $4.4 million for the year ended December 31, 2005 and $4.3 million for the year ended December 31, 2004. For 2005, amortization expense related $2.2 million to acquired technology, $0.8 million to other intangible assets, $0.5 million to deferred financing costs and $0.9 million to the transition payment to Lycos. For 2004, amortization expense related $2.3 million to acquired technology, $0.7 million to other intangible assets, $0.6 million to deferred financing costs and $0.7 million to the transition payment to Lycos. In December 2004, we recorded an impairment charge related to the analytics technology that we acquired with Insight due to significant rewrites of the underlying software code during 2004. The remaining balance of $0.9 million, inclusive of an earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, was considered impaired at December 31, 2004.

Stock-Based Compensation.

Stock-based compensation was $2.2 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2004. The expense for 2005 related to the amortization of deferred compensation for restricted shares to be issued to certain employees. The expense for 2004 consisted of $0.3 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees.

Provision for Capital Assessment.

We recorded an estimate for an assessment on our European subsidiaries by local tax authorities.  The authorities disallowed certain intercompany balances which effected the years ending 2001 to 2005 and resulted in additional amounts due.  There were no similar charges in 2004.

Restructuring Costs.

During 2005, we recorded a restructuring charge of $1.0 million related to our former New York headquarters as we moved to less expensive offices and sublet the original space.

During 2004 we recorded a restructuring charge of approximately $0.8 million, as we took steps to align our sales, development and administrative organization and reduce corporate overhead, partially related to redundancies due to the acquisition of Decide. Our efforts involved the involuntary termination of approximately 17 employees, as well as charges for excess real estate space, primarily at our office in Munich, Germany.

Impairment of Intangibles Assets.

We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

In December 2004, we determined that the analytics technology that we acquired with Insight was impaired due to significant rewrites of the underlying software code during 2004. We recorded the remaining balance of $0.9 million, inclusive of an earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, as an impairment loss at December 31, 2004. We did not have any impairment of intangible assets for the year ended December 31, 2005.

Impairment of Property and Equipment.

In the fourth quarter of 2004, we made the strategic decision to integrate OAD functionalities into our Open AdStream software and, as a result, we reduced our support for OAD. In addition, we have not achieved significant sales of OAD since its commercial release in June 2003. We determined that OAD was impaired at December 31, 2004, and we recorded the net balance of $0.8 million as an impairment loss at that time. We did not have any impairment of property or equipment for the year ended December 31, 2005.

Interest Expense, Net.

Interest expense, net, relates to our long-term debt and capital lease obligations, offset by interest income related to our cash and cash equivalents. Interest expense, net was $0.2 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2004. Interest expense for 2005 and 2004 primarily related to interest paid in cash on the subordinated convertible debentures that we issued on September 26, 2003 and amortization of the warrants that we issued with the debentures.

Change in Fair Value of Warrant Liability.

Our remaining liability relates to warrants outstanding from our preferred stock offering and is adjusted to fair value at the end of each reporting period.

The $0.4 million expense for the year ended December 31, 2005 was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value of the warrants was primarily due to the higher fair market value of our common stock at December 31, 2005, as compared to the fair market value of our common stock at December 31, 2004.

The $2.0 million gain for the year ended December 31, 2004 was due to a decrease in the fair market value of the warrants outstanding, which reduced the corresponding liability, and an amendment to the registration rights agreement related to the debentures and the warrants, which enabled us to reclassify the warrant liability of $1.0 million related to the debentures as additional paid-in capital.  The decrease in the fair market value of the warrants was primarily due to the lower fair market value of our common stock at December 31, 2004, as compared to the fair market value of our common stock at December 31, 2003.

Recovery of Investment.

In 2005, we received $2.3 million as a return on an investment in Bidland Systems, Inc. (“Bidland”). The return was a result of the settlement of pending litigation between Bidland and another party, and the subsequent dissolution and liquidation of Bidland. There were no similar returns on investments for the year ended December 31, 2004.

Impairment of Marketable Securities.

We received 400,000 shares of chinadotcom Corporation (“chinadotcom”) as part of a legal settlement in June 2004, which the Company classified as available-for-sale. During the fourth quarter of 2004 and the first quarter of 2005, we determined that the decline in the share price was other-than-temporary, and wrote down the value of the shares to the market price, as determined by the quoted market price at the time of the impairment. Accordingly, we recognized an impairment charge of $0.6 million and $1.1 million in 2005 and 2004, respectively, for other-than-temporary declines in the value of the investment.

Gain on Sale of Marketable Securities.

During 2005, we sold our shares of our chinadotcom common stock, which resulted in proceeds of approximately $1.3 million and realized an immaterial gain.  We did not have a gain or loss on the sale of marketable securities for the year ended December 31, 2004.

Gain on Legal Settlement.

The $2.9 million gain on legal settlement for 2004 related to our legal settlement with chinadotcom.  We received 400,000 shares of chinadotcom common stock valued at the market price on the date of settlement.  There were no material gains related to legal settlements for the year ended December 31, 2005.

Other Income (Expense), Net.

Other income, net, of $0.2 million for the year ended December 31, 2005 consisted of earn-out payments received in excess of amounts recorded and reversal of the earn-out liability initially estimated to be due to the former owners of Insight offset by legal fees associated with a former subsidiary that we shut down, a legal settlement and realized foreign currency losses.

Other income, net, of $0.2 million for the year ended December 31, 2004 included $0.3 million in amounts recovered from a former subsidiary and settlement of professional service fees, offset by $0.1 million in legal fees and other expenses related to previous patent litigation.

Provision for Income Taxes

The increase in the provision for income taxes in 2005 from 2004 of approximately $0.3 million was primarily a result of increases in taxes, driven by higher pretax income in 2005 compared to 2004.

Minority Interest in Operations of Consolidated Subsidiary.

Minority interest in operations of consolidated subsidiary represents the percentage share of losses attributable to holders who have a minority interest in subsidiaries in which we hold an ownership interest that is greater than fifty percent, but less than 100 percent, and the results of which we consolidate in our consolidated financial statements.  This amount relates to the activity of K.K. 24-7 Search, our joint venture with Dentsu.

RESULTS OF OPERATIONS—2004 COMPARED TO 2003

In August 2004, we acquired Decide, a leading provider of SEM services in Europe and Australia. We retained approximately 54 employees from Decide. It is not possible to separately attribute revenue to Decide, as we transitioned all of our existing Search relationships to be serviced by Decide’s DNA technology after the acquisition.

In January 2004, we acquired 24/7 Real Media Korea, a leader in interactive marketing in Seoul, South Korea. Revenue contributed by 24/7 Real Media Korea for the year ended December 31, 2004 was approximately $12.6 million. We retained approximately 45 employees from 24/7 Real Media Korea.

In January 2003, we acquired Insight, a provider of Web analytics technology.

The following table compares the results of operations for 2004 to the results of operations for 2003:

	Year ended December 31,		Dollar
	2004	2003	Variance
	(in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Media	$49,879	$23,562	$26,317
Search	16,439	10,342	6,097
Technology	18,937	15,277	3,660
Total revenues	85,255	49,181	36,074

Cost of revenues:
Media	35,197	14,676	20,521
Search	10,571	6,947	3,624
Technology	3,462	4,032	(570)
Total cost of revenues	49,230	25,655	23,575

Gross profit	36,025	23,526	12,499

Operating expenses:
Sales and marketing	16,647	12,584	4,063
General and administrative	14,226	10,865	3,361
Product development	4,540	3,100	1,440
Amortization of intangible assets and deferred financing costs	4,331	2,724	1,607
Stock-based compensation	538	1,316	(778)
Restructuring costs	841	1,651	(810)
Impairment of intangible assets	896	1,321	(425)
Impairment of property and equipment	787	—	787

Total operating expenses	42,806	33,561	9,245

Loss from operations	(6,781)	(10,035)	3,254

Interest expense, net	(463)	(343)	(120)
Change in fair value of warrant liability	2,040	—	2,040
Impairment of marketable securities	(1,052)	—	(1,052)
Gain on legal settlement	2,896	—	2,896
Other income (expense), net	228	(1,601)	1,829

Loss before provision for income taxes	(3,132)	(11,979)	8,847

Provision for income taxes	(23)	(37)	14

Net loss	$(3,155)	$(12,016)	$8,861

Media.

Revenue. Media revenue is primarily derived from the 24/7 Web Alliance. 24/7 Web Alliance revenue was $48.6 million for the year ended December 31, 2004, as compared to $21.4 million for the year ended December 31, 2003, an increase of 126.5%. The increase primarily related to sales of additional advertising inventory provided by Lycos and arrangements for inventory acquired with 24/7 Real Media Korea. The number of impressions delivered through the 24/7 Web Alliance increased from 24.8 billion in 2003 to 59.3 billion in 2004. 24/7 Real Media Korea contributed Media revenue of $11.8 million for the year ended December 31, 2004. The remainder of Media revenue came from our e-mail services, which contributed $1.3 million in 2004 and $2.0 million in 2003.

Cost of Revenue. Media cost of revenue consist primarily of fees paid to Web publishers in the 24/7 Web Alliance. Cost of revenue also includes advertisement serving costs, which is an intercompany charge from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit margin for Media were 29.4% in 2004 and 37.7% in 2003. The decrease of 8.3 percentage points primarily reflected Web publisher accounts with higher royalty rates acquired with 24/7 Real Media Korea, which accounted for approximately 5.1 percentage points of the decrease. The decrease also reflected higher royalty rates paid to larger Web sites for their advertising inventory, primarily Lycos. Advertisement serving costs were $1.5 million for 2004 and $1.1 million for 2003, representing 4.2% and 7.2% of total Media cost of revenues, respectively.

Search.

Revenue. Search revenue was $16.4 million for the year ended December 31, 2004, as compared to $10.3 million for the year ended December 31, 2003, an increase of 59.0%. The increase was due primarily to the addition of new advertiser accounts from our acquisition of Decide and an increased number of clicks delivered to our client advertisers as a result of growth in the businesses of our search engine distribution partners. The foregoing factors, combined with our sales efforts and improved operational controls, contributed to an increase in the average revenue per advertiser account. In May 2003, Inktomi, a search engine that generated $2.1 million of 2003 Search revenue, terminated its distribution agreement with us.

Cost of Revenue. Search cost of revenue consist primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenues also includes hosting and bandwidth charges associated with the infrastructure.

Gross Profit. Gross profit margin for Search were 35.7% in 2004 and 32.9% in 2003. The increase was due to a change in product mix primarily as a result of the addition of high margin optimization services for both advertisers and search engine distribution partners acquired with Decide. In managed account services, the higher growth rate of pay-for-placement campaigns relative to the higher margin paid inclusion campaigns also decreased the overall gross margin percentage. The gross margin percentage on paid inclusion campaigns remained consistent; however, the gross margin percentage on pay-for-placement campaigns was adversely affected by increased bid prices and competition.

Technology.

Revenue. Technology revenue was $19.0 million for the year ended December 31, 2004, as compared to $15.3 million for the year ended December 31, 2003, an increase of 24.0%. The improvement reflected increased use of Open AdStream Central, through both expanded use by existing customers, the addition of new customers, and, to a lesser extent, the addition of customers acquired with 24/7 Real Media Korea. In particular, Open AdStream Central delivered 93.6 billion paid impressions in 2004, up from 40.1 billion in 2003. 24/7 Real Media Korea contributed Technology revenue of $0.7 million for the year ended December 31, 2004.

Cost of Revenue. Technology cost of revenue consist of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and included salaries and benefits of related technical personnel. The cost of revenue is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margin for Technology were 81.7% in 2004 and 73.6% in 2003. The increase in gross profit margin was due to leveraging the existing cost base over higher revenues and declining costs for hosting and bandwidth.

Sales and Marketing Expenses.

Sales and marketing expenses consist primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $16.6 million for the year ended December 31, 2004, as compared to $12.6 million for the year ended December 31, 2003.  The increase was primarily due to additional personnel-related costs and an increase in marketing activities. Sales and marketing expenses decreased as a percentage of revenue from 25.6% in 2003 to 19.5% in 2004, as we were able to gain operating leverage. The number of employees included in sales and marketing increased from 104 at December 31, 2003 to 183 at December 31, 2004, primarily due to the addition of 34 employees from 24/7 Real Media Korea and 35 employees from Decide.

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

General and administrative expenses were $14.2 million for the year ended December 31, 2004 and $10.9 million for the year ended December 31, 2003. The increase was due primarily to an increase in the number of executive and administrative personnel from 42 at December 31, 2003 to 58 at December 31, 2004, 12 of which related to acquisitions. General and administrative expenses for 2004 also include approximately $1.0 million in compliance costs related to the Sarbanes-Oxley Act of 2002. As a percentage of revenue, the expenses decreased from 22.1% for 2003 to 16.7% for 2004, showing increased leverage of these expenses over a larger revenue base.

Product Development Expenses.

Product development expenses consist primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements, functionality and quality assurance for our software and services and development of new products.

Product development expenses were $4.5 million for the year ended December 31, 2004 and $3.1 million for the year ended December 31, 2003. We capitalized approximately $0.3 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively.  The capitalization in 2004 related to our Decide DNA technology, which we acquired in August 2004 with Decide.  The capitalization in 2003 related to Open Advertiser.  We ceased capitalization related to Open Advertiser when it was commercially released in June 2003.  The remaining increase in year-over-year product development expenses related to the development of our Insight SE and Insight ACT products and further enhancements to our Insight XE and Open AdStream products.  The number of employees included in product development increased from 30 at December 31, 2003 to 48 at December 31, 2004, primarily due to our acquisition of Decide.

Amortization of Intangible Assets and Deferred Financing Costs.

Amortization expense relates to intangible assets that we acquired with 24/7 Search in August 2000, Real Media in October 2001, Now Marketing in September 2002, Insight in January 2003, 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and the transition payment to Lycos in February 2004.

Amortization expense was $4.3 million for the year ended December 31, 2004 and $2.7 million for the year ended December 31, 2003. For 2004, amortization expense related $2.3 million to acquired technology, $0.7 million to other intangible assets, $0.6 million to deferred financing costs and $0.7 million to the transition payment to Lycos. In December 2004, we recorded an impairment charge related to the analytics technology that we acquired with Insight due to significant rewrites of the underlying software code during 2004. The remaining balance of $0.9 million, inclusive of an earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, was considered impaired at December 31, 2004. Amortization expense for 2003 related $2.5 million to acquired technology, $0.1 million to other intangible assets and $0.1 million to deferred financing costs. In the fourth quarter of 2003, we made the strategic decision to no longer support the 24/7 Messenger product that we acquired with Now Marketing. The related acquired technology was amortized until December 31, 2003, and the remaining balance of $1.3 million was considered impaired at that date.

Stock-Based Compensation.

Stock-based compensation was $0.5 million for the year ended December 31, 2004 and $1.3 million for the year ended December 31, 2003. The expense for 2004 consisted of $0.3 million accrued for potential performance incentives and $0.2 million in amortization of deferred compensation for restricted shares issued to certain employees. The expense for 2003 consisted of $0.6 million in contractual incentives that were paid in stock in lieu of cash to executives for meeting certain earnings targets, $0.3 million in deferred compensation for restricted shares issued to certain employees, $0.2 million in discretionary incentives paid in stock and $0.2 million in salary for certain employees who elected to receive stock instead of cash.

Restructuring Costs.

During 2004, we recorded a restructuring charge of approximately $0.8 million as we took steps to align our sales, development and administrative organization and reduce corporate overhead, partially related to redundancies due to the acquisition of Decide. Our efforts involved the involuntary termination of approximately 17 employees, as well as charges for excess real estate space, primarily at our office in Munich, Germany.  During 2003, we recorded a restructuring charge of approximately $1.7 million, $0.5 million of which related to the involuntary termination of approximately 26 employees and $1.2 million of which related to a revision of the estimate of the cost to dispose of office space at our former corporate headquarters in New York.

Impairment of Intangibles Assets.

We perform on-going business reviews and, based on quantitative and qualitative measures, assess the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values.

In December 2004, we determined that the analytics technology that we acquired with Insight was impaired due to significant rewrites of the underlying software code during 2004.  We recorded the remaining balance of $0.9 million, inclusive of an earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, as an impairment loss at December 31, 2004.  In the fourth quarter of 2003, we made the strategic decision to no longer support the 24/7 Messenger product that we acquired with Now Marketing. We amortized the related acquired technology until December 31, 2003, and wrote off the remaining balance of $1.3 million as an impairment loss at that time.

Impairment of Property and Equipment.

In the fourth quarter of 2004, we made the strategic decision to integrate OAD functionalities into our Open AdStream software and, as a result, reduced our support for OAD.  In addition, we have not achieved significant sales of OAD since its commercial release in June 2003.  We determined that OAD was impaired at December 31, 2004, and recorded the net balance of $0.8 million as an impairment loss at that time.

Interest Expense, Net.

Interest expense, net, relates to our long-term debt and capital lease obligations, offset by interest income related to our cash and cash equivalents.  Interest expense, net, was $0.5 million for the year ended December 31, 2004 and $0.3 million for the year ended December 31, 2003.  Interest expense for 2004 primarily related to interest paid in cash on the subordinated convertible debentures that we issued on September 26, 2003 and amortization of the warrants that we issued with the debentures.  Interest expense in 2003 related to the settlement in the second quarter of 2003 of three promissory notes that we had issued to PubliGroupe, the principal shareholder of Real Media, Inc., in connection with our acquisition of Real Media, Inc. in October 2001, and the subordinated convertible debentures that we issued in the third quarter of 2003.  Interest expense in both periods was offset by interest income from cash in overnight deposits and money market accounts.

Change in Fair Value of Warrant Liability.

Our initial liability related to warrants outstanding from our preferred stock and subordinated convertible debenture offerings, and is adjusted to fair market value at the end of each reporting period.  The $2.0 million gain for the year ended December 31, 2004 was due to a decrease in the fair market value of the warrants outstanding, which reduced the corresponding liability, and the amendment to the registration rights agreement related to the debentures and the warrants, which enabled us to reclassify the warrant liability of $1.0 million related to the debentures as additional paid-in capital.  The decrease in the fair market value of the warrants was primarily due to the lower fair market value of our common stock at December 31, 2004, as compared to the fair market value of our common stock at the time we issued the warrants.

Impairment of Marketable Securities.

During 2004, we wrote down our available-for-sale investment in chinadotcom and recognized an impairment charge of approximately $1.1 million for other-than-temporary declines in the value of the investment.  We had no impairment of marketable securities for the year ended December 31, 2003.

Gain on Legal Settlement.

The $2.9 million gain on legal settlement for 2004 related to our legal settlement with chinadotcom.  We received 0.4 million shares of chinadotcom common stock valued at the market price on the date of settlement.  There were no material gains related to legal settlements for the year ended December 31, 2003.

Other Income (Expense), Net.

Other income, net, of $0.2 million for the year ended December 31, 2004 included $0.3 million in amounts recovered from a former subsidiary and settlement of professional service fees, offset by $0.1 million in legal fees and other expenses related to previous patent litigation. For the year ended December 31, 2003, other expense, net, of $1.6 million included $1.4 million of legal fees related to patent litigation and $0.6 million in legal fees related to litigation with chinadotcom, offset by the reversal of $0.4 million in liabilities related to disposed businesses that were no longer considered necessary.

Provision for Income Taxes

The decrease in the provision for income taxes in 2004 from 2003 was primarily a result of decreases in taxes, driven by lower pretax income in 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	December 31,
	2005	2004	2003
Net cash provided by (used in) operating activities	$10,235	$(10,706)	$(4,756)
Net cash used in investing activities	$(602)	$(22,408)	$(1,452)
Net cash provided by financing activities	$3,319	$38,001	$20,232

Historically, we have financed our operations through equity financings and long-term debt and more recently through cash generated by operations. In 2005, net cash provided by operating activities was approximately $10.2 million. We used approximately $10.7 million and $4.8 million in 2004 and 2003, respectively, in operating activities. Net cash provided by (used in) operating activities for all periods was generally due to our net operating income (loss), adjusted for non-cash items included in our net operating results, as well as changes in various components of working capital, particularly fluctuations in accounts receivable.

Net cash used in investing activities in 2005 was approximately $0.6 million, and consisted of $2.0 million of proceeds from maturities or short-term investments, $1.3 million of proceeds from the sale of marketable securities and $2.3 million from the recovery of an investment, offset by $6.2 million in capital expenditures. Net cash used in investing activities in 2004 was approximately $22.4 million, and related $2.0 million to the acquisition of 24/7 Real Media Korea, $15.7 million to the acquisition of Decide, $2.0 million to short-term investments, and $2.7 million to capital expenditures. Net cash used in investing activities in 2003 was approximately $1.5 million, and related $1.3 million to the purchases of computer equipment for general operational purposes and approximately $0.2 million to cash used in the acquisition of Insight and a cash investment in iPromotions.

Financing activities provided $3.3 million in 2005 and consisted of $1.7 million in proceeds received from Dentsu, the minority investor in our consolidated subsidiary, K.K. 24-7 Search, and $1.7 million received from the exercise of common stock options, offset by $0.1 million in capital lease obligations. Net cash provided by financing activities was $38.0 million in 2004 and consisted of $37.2 million of net proceeds from our secondary offering of common stock and $0.8 million of proceeds from the exercise of stock options and common stock warrants. Financing activities provided $20.2 million in 2003, and consisted of $6.7 million of net proceeds from our issuance of preferred stock, $13.8 million of net proceeds from our issuance of subordinated convertible debentures and $1.2 million of proceeds from the exercise of stock options, offset by the settlement of the three promissory notes that we had issued to PubliGroupe for $1.5 million in cash and approximately 1.0 million shares of common stock.

On September 26, 2003, we completed the placement to an institutional accredited investor of $15.0 million of our subordinated convertible debentures. If at any time on or after September 26, 2005, the second anniversary of the initial issuance date, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million in principal amount of the debentures. This condition has been met, and management believes the holder may exercise its right to require redemption.  Management believes existing cash and investments will be sufficient to meet the obligation to redeem, should the holder exercise its right.

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24-7 Search has $2.9 million in cash as of December 31, 2005 that must be kept in Japan for operational purposes.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

As a result of various equity transactions, we believe that we have undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code. Accordingly, utilization of a substantial part of the net operating loss carryforward is limited. Based on our preliminary Section 382 study, at December 31, 2005, we had approximately $24.3 million of U.S. net operating loss carryforwards. Our net operating loss carryforwards expire in various years through 2022.  Due to our history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize our deferred tax assets. Accordingly, these assets have been fully reserved. During 2005 and 2004, the valuation allowance decreased by $55.3 million and $1.6 million, respectively. Of the total valuation allowance of $14.3 million at December 31, 2005, tax benefits recognized in the future of approximately of $2.4 million will be applied directly to additional paid in capital. This amount relates to the tax effect of employee stock option deductions included in our net operating loss carryforward.

The Company is subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the US and by various levels in foreign countries.  As of December 31, 2005, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations would not have a material adverse impact on the financial position of the Company or the results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

Common stock warrants issued in conjunction with our subordinated convertible debentures are equity-linked derivatives and accordingly represent off-balance sheet arrangements.  In addition, the conversion and redemption features of the subordinated convertible debentures constitute an embedded derivative.  Some of the common stock warrants and the conversion and redemption features meet the scope exception in paragraph 11(a) of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.  See note 12 to the financial statements for more information.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

Our contractual obligations at December 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long-term debt obligations	$15,000	$—	$—	$—	$15,000
Purchase obligations	—	—	—	—	—
Acquisition related earn-out payments	5,000	—	—	—	5,000
Operating lease obligations, net of sublease income	2,085	3,892	3,699	4,278	13,954
Capital lease obligations	30	19	—	—	49
Warrant liability	897	—	—	—	897
Other long-term liabilities	487	—	—	—	487
Total	$23,499	$3,911	$3,699	$4,278	$35,387

Long-Term Debt. The $15.0 million of our subordinated convertible debentures, issued on September 26, 2003, mature in September 2006, unless extended or adjusted upon the occurrence of certain events. If at any time on or after September 26, 2005, the second anniversary of the date of issuance, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million principal amount of the debenture. This condition has been met, and management believes the holder may exercise its right to require redemption.  Management believes existing cash will be sufficient to meet the obligation to redeem, should the holder exercise its right.  Semi-annual interest payments at 2% began in January 2004. Both the principal and interest may otherwise be paid in common stock.

Acquisition Related Earn-out Obligation.  We are potentially liable for the payment of earn-out features to the former owners of Decide based on the operating targets achieved by Decide for the year ended December 31, 2005.  Decide stockholders may receive up to $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock.  We estimate that $5.0 million will be due under the earn-out and have accrued the amount as of December 31, 2005.

Capital and Operating Leases. Capital leases relate to various office equipment. The operating lease agreements relate primarily to our offices throughout the United States and internationally with the last lease expiring in 2015. We have entered into various sublease arrangements associated with our excess facilities. Such subleases have terms extending through 2008. As of December 31, 2005, we have restructuring reserves totaling approximately $1.2 million relating to excess space at some of the facilities, net of amounts estimated to be received from our sublease arrangements. Net lease commitments as of December 31, 2005 can be summarized as follows:

	Capital Leases	Operating Leases	Subleases
		(in thousands)
Year Ending December 31,
2006	$30	$2,791	$(706)
2007	19	2,672	(714)
2008	—	2,420	(486)
2009	—	1,843	—
2010	—	1,856	—
Thereafter	—	4,278	—
Total minimum lease payments	49	$15,860	$(1,906)
Less amount representing interest	(3)
Present value of minimum lease payments	46
Less current portion	31
Long-term portion	$15

Restructuring Expenses. As of December 31, 2005, we had approximately $1.2 million remaining of cash outlay obligations relating to lease restructuring and exit costs.

Insurance Coverage. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation, in certain circumstances, to indemnify our directors and officers and former directors, officers and employees of acquired companies. The indemnification provided by us to our officers and directors does not have a stipulated maximum; therefore we are not able to develop a reasonable estimate of our maximum liability. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which a Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion (“APB”) No. 25, and requires, instead, that such transactions be accounted for using the grant-date fair value based method. SFAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the SEC amended the compliance dates to make SFAS 123R effective for the first fiscal year following June 15, 2005 (January 1, 2006 for the Company).

SFAS 123R applies to all awards granted or modified after the effective date of the statement. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123R.

We expect that, upon the adoption of SFAS 123R, we will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, our financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on our financial statements and our results of operations in 2006 and beyond will depend upon various factors, among them, our future compensation strategy. We expect the effect of applying SFAS 123R to our results of operations for 2006, as they relate to existing option plans, would not be materially different from the pro forma effects reported under the disclosure requirements of SFAS 123.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2005 (in thousands, except percentages):

	2006	2007	2008	2009	2010	Thereafter	Total (1)
Cash and cash equivalents	$40,009	$—	$—	$—	$—	$—	$40,009
Average interest rate	3.92%						3.92%

(1) Due to the short-term nature of our cash and cash equivalents, the amount presented represent the fair value as of December 31, 2005.

FOREIGN CURRENCY RISK

International revenues accounted for approximately 55.3% of our total revenues during 2005, as compared to 51.3% during 2004. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our foreign operations. Similarly, our revenues, operating expenses and net income will decrease for our international segments when the U.S. dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the years ended December 31, 2005, 2004 and 2003. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held, the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.  These changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the years ended December 31, 2005 and December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Goldstein Golub Kessler LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2005, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2005 that was not reported on such form.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table provides information concerning our current named executive officers and directors:

Name	Age	Position and Offices Held
David J. Moore	53	Chairman of the Board and Chief Executive Officer
Robert J. Perkins	57	Director
Tony Schmitz	46	Director
Arnie Semsky	59	Director
Moritz F. Wuttke	39	Director
Val Zammit	57	Director
Jonathan K. Hsu	33	Executive Vice President and Chief Financial Officer
Mark E. Moran	43	Executive Vice President, General Counsel and Secretary
Christopher J. Wagner	48	Chief Executive Officer, 24/7 Real Media Europe

David J. Moore has been our Chief Executive Officer and a director since February 1998, and has served as Chairman of our board of directors since January 2002. Mr. Moore was President of Petry Interactive, an Internet advertising network and a predecessor to our Company, from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, a media company, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1980 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore is a member of The Executive Committee of the Interactive Advertising Bureau and serves on the board of directors of TAC Acquisitions Corp., a public company, and Local Matters, Inc.  Mr. Moore received a Bachelor of Arts degree in Communications from Northern Illinois University.

Robert J. Perkins has been a director since October 2001. Mr. Perkins has served as President of Consensus Research Group, Inc., a global marketing research and consulting firm headquartered in New York City, since 2001. From 1999 to 2001, Mr. Perkins was a partner at the Peppers and Rogers Group, a leading global customer relationship management consulting firm. In 1998 he founded and became CEO of Chamber Communications, a for-profit branch of the U.S. Chamber of Commerce. He was Chief Marketing Officer at Playboy Enterprises from 1996 to 1998 and at Calvin Klein Inc. from 1994 to 1996. Prior to that, Mr. Perkins was Senior Vice President of Marketing at Pizza Hut from 1991 to 1994. Before beginning his business career, Mr. Perkins was a USAF Instructor Pilot in T-38A supersonic, fighter-type aircraft. Mr. Perkins received a Masters of Arts degree from Texas Tech University and a Bachelor of Business Administration degree from the University of Iowa.

Tony Schmitz has been a director since August 2004. Mr. Schmitz has served as a Managing Director of Pine Street Capital Partners, a private equity fund, since September 2004. Mr. Schmitz also served as a consultant to our Company from November 2004 to December 2004 and served as Chief Technology Officer of our Company from January 2003 through October 2004. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to

February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly USWeb/CKS) from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies from June 1997 to June 1998 and as a principal at Reach Networks from 1988 to 1997. Mr. Schmitz obtained a Bachelor of Science degree in Business from the State University of New York at Albany.

Arnie Semsky has been a director since June 1998. Mr. Semsky has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies, for 20 years. Prior to that time, he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of Interep, SportsVision and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies, including BrandEra.com; On2.com; and CoolHunter.com. Mr. Semsky received a Bachelor of Arts degree in English from Pace University.

Moritz F. Wuttke has been a director since October 2001. In November 2005, Mr. Wuttke was nominated CEO Asia Pacific of Publicitas Promotion Network, the international ad sales division of PubliGroupe SA. Mr. Wuttke served as the Head of Business Development for PubliGroupe SA from October 2001 to November 2005 and was the Head of e-Business Development for PubliOnline, the new media division of PubliGroupe SA, from October 1999 to October 2001. From January 1995 to July 1999, Mr. Wuttke was a Managing Director of certain Swiss and German interactive media agencies. From April 1994 to March 1995, Mr. Wuttke was a founder and managing director of OnlinePark GmbH, the first Internet access and consumer portal in Germany. Mr. Wuttke sits on the boards of several European and Asian companies, including Swisscom Directories, a yellow pages company, and publishing entities.  He is a requested speaker at international conferences about trends in the worldwide publishing industry and the impact of electronic media. Mr. Wuttke received a Masters degree in Science and Business Administration from the Technical University of Berlin.

Val Zammit has been a director since October 2001. Mr. Zammit has been a self-employed consultant on financial and accounting matters to a number of companies since 2001, and previously served as President and Chief Executive Officer of True North Diversified Companies from 1998 to 2001. From 1988 to 1998 Mr. Zammit was Chief Financial Officer and Vice Chairman of Bozell, Jacobs, Kenyon & Eckhardt. He also previously held positions at Young & Rubicam and the accounting firm, Price Waterhouse.  Mr. Zammit received a Bachelor of Arts degree in Accounting from Manhattan College.

Jonathan K. Hsu has served as an Executive Vice President and our Chief Financial Officer since January 2004, as our Senior Vice President - Corporate Development from March 2002 to January 2004, and as our Vice President - Corporate Development from November 2001 to March 2002. Mr. Hsu served as Vice President - Corporate Development of Real Media, Inc. from March 2000 to November 2001. From June 1998 to March 2000, Mr. Hsu was a senior associate in the Global Mergers and Acquisitions Group of JP Morgan Chase Securities. From September 1995 to June 1998, Mr. Hsu was a partner in American Lead Ventures. Mr. Hsu obtained a Masters of Business Administration degree in Finance and Strategic Management from the Wharton School of Business and a Bachelor of Arts degree in Economics from Harvard University.

Mark E. Moran has served as our Executive Vice President since March 2002 and as our Senior Vice President from April 1998 to March 2002. He has also served as our General Counsel and Secretary since April 1998. From June 1993 to April 1998, Mr. Moran was an associate attorney at the law firm of Proskauer Rose LLP. From April 1986 to May 1993, Mr. Moran was a financial analyst in the Securities

Processing Division of The Bank of New York. Mr. Moran received a Juris Doctorate degree from Fordham Law School, a Masters of Business Administration degree in Finance from Fordham Graduate School of Business, and a Bachelor of Arts degree in Economics from The University of Virginia.

Christopher J. Wagner has served as Chief Executive Officer of our subsidiary, 24/7 Real Media Europe, since November 2001, and also served as our Director of Technology from January to November 2001 and Director of Business Development from May 2000 to January 2001. Prior to joining Real Media Europe, Mr. Wagner served as operations analyst of PSINet Europe, an internet services company, from 1998 to 2000.  Mr. Wagner holds a Juris Doctorate degree from Stanford Law School, a Masters of Public Administration degree with a concentration in financial markets and analysis from Harvard University, and a Bachelor of Music degree from Northwestern University, and is a member of the bars of New York and South Dakota.

OTHER KEY EMPLOYEES

Ari Bluman has served as our Senior Vice President - U.S. Sales and Operations since November 2005, as our Senior Vice President - Web Alliance from January 2005 to November 2005, as our Vice President - Direct Solutions from October 2002 to January 2005 and as our Vice President - Inside Sales from February 1998 to September 2001.  From September 2001 to October 2002 Mr. Bluman was Vice President of Sales at Now Marketing, Inc.  Mr. Bluman received a Bachelor of Arts degree in Political Science from the University of Maryland.

Jae Woo Chung has served as President - 24/7 Real Media (Asia), focusing on rolling out our business throughout Asia, since January 2005 and as President - Real Media Korea from April 1998 to December 2004. Mr. Chung has also served as the President of K.K. 24-7 Search, our Japanese subsidiary that is jointly owned with Dentsu, Inc., since September 2005. From April 1997 to February 1998, Mr. Chung worked as a Senior Consultant for LG EDS.  Mr. Chung received a degree in Industrial Engineering from Hanyang University in Korea and a Masters of Business Administration degree from Keio University in Korea. He also studied at Kellogg Graduate School of Business at Northwestern University as an exchange student.

Jeffrey N. Marcus has served as our Chief Technology Officer since September 2004. From December 2000 to August 2004, Mr. Marcus served as Mirror Image Internet’s Vice President, Operations and Streaming Media. Mr. Marcus served as Vice President, Global Networks of DoubleClick, Inc. from April 2000 to December 2000. From April 1995 to April 2000, Mr. Marcus held positions at KPMG, serving as Head of U.S. National Networking and Telecommunications from 1995 to 1996 and as Senior Manager, Head of International Networking from 1996 to 2000. He also previously held positions at Global Enterprise Services, Inc., the United Parcel Service and IBM. Mr. Marcus received a Bachelor of Science degree in Electrical Engineering from Stevens Institute of Technology.

AUDIT COMMITTEE

We have an Audit Committee of the Board of Directors that acts pursuant to a separate written charter, which was adopted and approved by the Board of Directors on February 24, 2004. The members of our Audit Committee are Mr. Zammit (Chair), Mr. Perkins and Mr. Wuttke. The Board of Directors has determined that Mr. Zammit is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Each of Mr. Zammit, Mr. Perkins and Mr. Wuttke is “independent” as defined in

Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. and the Exchange Act rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the SEC. In mid-2003, the SEC amended its rules to require that substantially all Section 16 reports be filed within two days of a reportable event, and that all filings be effected through the SEC’s EDGAR filing system. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2005, except that a Form 4 Report was filed on August 9, 2005 for Mark E. Moran to report his exercise of stock options effective August 4, 2005, a Form 4 was filed on November 22, 2005 for Tony Schmitz to report his conversion of Series C preferred stock effective August 29, 2005, a Form 4 Report was filed on November 21, 2005 for each of David J. Moore, Mark E. Moran, Jonathan K. Hsu and Christopher J. Wagner to report their grant of stock options and shares of our common stock effective November 15, 2005, a Form 4 Report was filed on November 22, 2005 for each of Robert J. Perkins, Arnie Semsky, Moritz F. Wuttke and Val Zammit to report their grant of stock options effective October 31, 2005 and a Form 4 Report was filed in March 2006 for Jonathan K. Hsu and Christopher J. Wagner to report their grant of stock options effective July 2005.

CODE OF ETHICS

Our statement of business conduct and code of ethics, which has been authorized by our Board of Directors, can be found on our website http://www.247realmedia.com/about/247RM Code-of-Conduct.pdf and a copy will be provided to any person without charge, upon request sent to:

24/7 Real Media, Inc.

132 W. 31st Street

New York, NY 1001

Attn:  Investor Relations

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

ITEM 11. EXECUTIVE COMPENSATION SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

EXECUTIVE COMPENSATION

The following table provides information about the compensation paid or payable by us for each of the last three fiscal years for services rendered in all capacities to our Chief Executive Officer and each of our other executive officers who earned more than $100,000 in 2005 and who served as executive officers at the end of 2005.

		Annual Compensation		Annual Long Term Compensation
Name and Principal Position	Year	Annual Salary	Bonus	Securities Underlying Options (#)

David J. Moore	2005	$270,450	$436,025	1,050,000
Chief Executive Officer (1)	2004	$270,450	$296,595	120,000
	2003	$262,573	$421,701	164,130

Jonathan K. Hsu	2005	$200,000	$167,702	865,000
Chief Financial Officer (2)	2004	$200,000	$116,260	80,000
	2003	$176,750	$135,777	99,412

Mark E. Moran	2005	$185,658	$134,161	425,000
Executive Vice President and General Counsel (3)	2004	$185,658	$91,260	80,000
	2003	$180,250	$164,370	95,147

Christopher J. Wagner	2005	$200,000	$116,583	665,000
Chief Executive Officer - Europe (4)	2004	$195,638	$89,400	80,000
	2003	$195,027	$36,797	102,336

(1)          A portion of Mr. Moore’s base salary and bonuses for 2003 and 2004 were paid in shares of our common stock.

(2)          A portion of Mr. Hsu’s base salary and bonuses for 2003 and 2004 were paid in shares of our common stock.

(3)          A portion of Mr. Moran’s base salary and bonuses for 2003 and 2004 were paid in shares of our common stock.

(4)          Mr. Wagner was named an executive officer in 2003; a portion of Mr. Wagner’s base salary for 2003 and 2004 was paid in shares of our common stock. Mr. Wagner is paid in Swiss francs; therefore the above amounts reflect an approximate conversion into U.S. dollars based on the monthly exchange rates through the year. In Swiss francs, Mr. Wagner was paid a base salary of CHF 261,885 and a bonus of CHF 151,194 in 2005.

Grant of Options

The following table contains information concerning the grant of options to each of our executive officers during the year ended December 31, 2005. We did not grant any stock appreciation rights in 2005.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Share)	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%	10%

David J. Moore	500,000	7.38%	$4.33	01/03/15	$1,361,557	$3,450,452
	550,000	8.12%	$6.40	11/14/16	2,213,709	5,609,973
Total:	1,050,000	15.50%			$3,575,266	$9,060,425

Jonathan K. Hsu	400,000	5.90%	$4.33	01/03/15	$1,089,245	$2,760,362
	25,000	0.37%	$4.27	07/30/16	67,135	170,132
	440,000	6.49%	$6.40	11/14/16	1,770,967	4,487,979
Total:	865,000	12.76%			$2,927,347	$7,418,473

Mark E. Moran	200,000	2.95%	$4.33	01/03/15	$544,623	$1,381,181
	225,000	3.32%	$6.40	11/14/16	905,608	2,294,989
Total:	425,000	6.27%			$1,450,231	$3,676,170

Christopher J. Wagner	200,000	2.95%	$4.33	01/03/15	$544,623	$1,380,181
	25,000	0.37%	$4.27	07/30/16	67,135	170,132
	440,000	6.49%	$6.40	11/14/16	1,770,967	4,487,979
Total:	665,000	9.81%			$2,382,725	$6,038,292

(1)          All options were granted pursuant to the 1998 or 2002 Stock Incentive Plans.

(2)          The total number of options granted to directors and employees in 2005 was 6,775,300.

(3)          Each option may be subject to earlier termination if the officer’s employment with us is terminated.

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

Option Exercises and Fiscal Year-End Option Values

The following table provides information for each of our executive officers with respect to the value of options exercised during the year ended December 31, 2005 and the value of outstanding and unexercised options held as of December 31, 2005. There were no stock appreciation rights exercised during 2005 and none were outstanding as of December 31, 2005.

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In- The-Money Options at December 31, 2005 (1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

David J. Moore	—	$—	962,886	800,000	$4,130,639	$1,269,500
Jonathan K. Hsu	—	$—	424,413	640,000	$1,470,052	$1,015,600
Mark E. Moran	30,000	$102,900	434,183	325,000	$1,725,061	$512,500
Christopher J. Wagner	—	$—	385,852	540,000	$1,550,657	$714,600

(1)          Based on the closing market price of the common stock as reported by NASDAQ on December 30, 2005 of $7.34 per share.

COMPENSATION OF DIRECTORS

All members of the Board of Directors who are not employees or consultants are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 2002 Stock Incentive Plan. Effective January 2005, members of the Board of Directors are awarded 20,000 options, an additional 5,000 options for each Committee membership and an additional 2,500 options for each Committee chairmanship, on the date of each Annual Meeting of Stockholders, to purchase shares of common stock at the fair market value on the date of grant, prorated for directors who have served for less than one year since their initial grant. These grants vest in three equal annual installments. With regard to the compensation for Mr. Schmitz, a former employee of the Company, we continue to vest and make available to Mr. Schmitz his existing stock options granted during his employment with the Company, which will fully vest at the end of 2006. Mr. Schmitz will not receive the stock options granted to the Board of Directors at the 2006 Annual Meeting of Stockholders. Through the 2004 Annual Meeting of Stockholders, each director was paid an annual cash fee of $6,000 for attending the meetings of the Board of Directors and was given a non-qualified option to purchase 3,333 shares of common stock at the fair market rate on the date of the grant. In addition, on January 1, 2005 each director was given a one-time grant of 15,000 options to purchase shares of common stock at the fair market rate on the date of the grant. Directors were also given an additional one-time grant of 5,000 options for each Committee membership and an additional one-time grant of 2,500 options for each Committee chairmanship, to purchase shares of common stock at the fair market rate on the date of the grant. These one-time grants vested immediately.

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

iii.    any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) will be settled exclusively by arbitration; and

iv.    we may terminate the agreement at any time with cause (as defined in the agreement) and upon 30 days’ notice without cause and, if an executive is terminated without cause (including our giving notice of non-renewal), he will receive severance pay and bonus, plus continued medical benefits generally for a period equal to one or two times the severance period.

Our employment agreement with David J. Moore provides for an annual base salary of $270,450 and a target bonus of $400,000 for 2006. If we terminate Mr. Moore without cause, he is entitled to receive severance pay in an amount equal to his annual base salary, plus one-half of the maximum bonus for which he is eligible during the fiscal year of termination. If termination is the result of Mr. Moore’s death or disability, we will pay his estate an amount equal to two years’ of his base salary at his then current rate of pay.

Our employment agreement with Jonathan K. Hsu provides for an annual base salary of $200,000 and a target bonus of $150,000 for 2006. If we terminate Mr. Hsu without cause, he is entitled to receive severance pay in an amount equal to nine months’ of his base salary, plus the maximum bonus for which he is eligible during the fiscal year of termination.  If termination is result of the result of Mr. Hsu’s death or disability, we will pay his estate an amount equal to nine months’ of his base salary at his then current rate of pay.

Our employment agreement with Mark E. Moran provides for an annual base salary of $185,658 and a target bonus of $100,000 for 2006. If we terminate Mr. Moran without cause, he is entitled to receive severance pay in an amount equal to 4.5 months of his base salary, plus three-eighths of the maximum bonus for which he is eligible during the fiscal year of termination. If termination is the result of Mr. Moran’s death or disability, we will pay to his estate an amount equal to nine months’ base salary at his then current rate of pay.

Our employment agreement with Christopher J. Wagner provides for an annual base salary of $200,000 and a target bonus of $150,000 for 2006. Pursuant to Swiss law, we contributed Sfr. 44,049 to a compulsory Swiss pension program on behalf of Mr. Wagner in 2005, the amount that we were directed to contribute by the pension plan provider. We may terminate Mr. Wagner’s employment upon six months’ notice of termination or upon making a payment of base salary in lieu of such notice.

Each of our executive officers participates in the Company’s standard health, life, disability and other insurance programs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Each of Messrs. Perkins, Semsky, and Wuttke, the current members of our Compensation Committee, is an independent, outside director. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee determines our executive compensation policies. The Compensation Committee determines the compensation of our executive officers and approves and oversees the administration of our incentive compensation programs for all employees, including executive officers. The Compensation Committee has reviewed and is in accord with the compensation paid to our executive officers in 2005.

Compensation Policies and Programs

Our compensation program is part of a company-wide program covering all employees. The program’s goals are to attract, retain and motivate employees, and we utilize incentives such that employees and stockholders share the same risks. The compensation program is designed to link each employee’s compensation to our performance. A portion of each employee’s compensation relates to the grant of stock options, and such grants are based on the successful attainment of strategic corporate, business unit and individual goals. Grants of stock options are of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

Executive and employee compensation includes salary, employment-related benefits and long-term incentive compensation:

Salary.  Salaries are set competitively relative to comparable positions within and outside the Internet advertising industry. An individual’s experience and performance are considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual and company goals.

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

Chief Executive Officer.  Mr. Moore’s base salary for 2005 was set in accordance with his employment agreement, as was his annual incentive target, and the incentive payout reflected the achievement of a number of our company’s 2005 business objectives.

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

Members of the compensation committee:

Moritz Wuttke, Chair
Robert Perkins
Arnie Semsky

STOCK INCENTIVE PLANS

1998 Stock Incentive Plan and 2002 Stock Incentive Plan

Background; Purpose; Eligibility.

The following provisions are applicable to our 1998 and 2002 Stock Incentive Plans and are intended only as a summary. The incentive plans are intended (i) to offer our employees and consultants and those of our subsidiaries stock-based incentives and other equity-based awards, thereby creating a means to raise the level of stock ownership by employees and consultants in order to attract, retain and reward such employees and consultants and strengthen the mutuality of interests between such employees and consultants and our stockholders and (ii) to offer equity-based awards to non-employee directors, thereby attracting, retaining and rewarding such non-employee directors and strengthening the mutuality of interests between non-employee directors and stockholders.

All of our employees and consultants are eligible to be granted stock options, stock appreciation rights and restricted stock.  Our non-employee directors are eligible to receive grants of nonqualified stock options and to receive grants of common stock.

Administration.

The incentive plans are administered by the Compensation Committee of our Board of Directors, except that with respect to awards to non-employee directors, the Plans are administered by the Board of Directors.  The Compensation Committee has full authority and discretion, subject to the terms of the incentive plans, to determine who is eligible to receive awards and the amount and type of awards.  The Compensation Committee may grant stock options, stock appreciation rights, and restricted stock under the Plans.  Terms and conditions of awards are set forth in written grant agreements. No option may have an exercise price less than the fair market value of the common stock at the time of original grant (or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of fair market value). Awards under the incentive plans may not be made on or after the tenth anniversary of the date of its adoption, but awards granted prior to such date may extend beyond that date. All options granted under the incentive plans expire no more than ten years from the date of grant.

Available Shares And Other Units.

As of February 28, 2006, a maximum of 2,277,309 and 17,400,000 shares of common stock may be issued pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 750,000. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. The 2002 Plan has an automatic increase of 600,000 shares available for issuance thereunder on the first trading day of each calendar year.

Change of Control

The Stock Incentive Plan provides that, unless otherwise provided at the time of grant, all stock incentives granted under the Plan shall fully vest upon the occurrence of certain events constituting a change of control of the Company. It has generally been the practice of the Company since 2000 to provide that stock incentives shall not vest upon a change of control, unless the grantee’s employment is terminated, or constructively terminated, involuntarily, including as a result of death or disability, in the two years following the change in control.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2006, by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and named executive officers; and (iii) our current directors and executive officers as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership	% Ownership

Executive Officers and Directors

David J. Moore (2)	1,662,312	3.6%
Robert J. Perkins (3)	20,279	*
Tony Schmitz (4)	144,245	*
Arnie Semsky (5)	32,468	*
Moritz F. Wuttke (6)	30,419	*
Val Zammit (7)	110,086	*
Jonathan K. Hsu (8)	475,213	1.0%
Mark E. Moran (9)	562,761	1.2%
Christopher J. Wagner (10)	438,162	*
All current directors and officers as a group (9 persons) (11)	3,475,945	7.5%

Beneficial Holders of 5% or more

Richard H. Driehaus and Driehaus Capital Management LLC (12)	4,179,207	9.0%
PubliGroupe USA Holding, Inc. (13)	2,509,104	5.4%

Peqout Capital Management, Inc. (14)	2,487,100	5.3%

*                                         Represents less than 1% of the outstanding common stock.

(1)          Percentage is based on total outstanding shares of common stock of 46,645,416 as of February 28, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of February 28, 2006 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 132 W. 31st Street, New York, NY 10001.

(2)          Includes (i) 42,293 shares of common stock held by a family trust and other trusts held for the benefit of Mr. Moore’s family members, beneficial ownership of which is disclaimed by Mr. Moore; Mr. Moore’s wife is the co-trustee of each such trust; (ii) 20,697 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 962,886 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 800,000 shares of common stock not exercisable within 60 days of February 28, 2006. The number of shares of common stock issuable upon exercise of such warrants are subject to anti-dilution adjustments.

(3)          Includes vested options to purchase 20,279 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 44,723 shares of common stock not exercisable within 60 days of February 28, 2006.

(4)          Includes (i) 828 shares of common stock issuable upon exercise of warrants; and (ii) vested options to purchase 143,417 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 26,668 shares of common stock not exercisable within 60 days of February 28, 2006. The number of shares of common stock issuable upon exercise of such warrants are subject to anti-dilution adjustments.

(5)          Includes vested options to purchase 32,468 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 37,223 shares of common stock not exercisable within 60 days of February 28, 2006.

(6)          Includes vested options to purchase 30,419 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 49,583 shares of common stock not exercisable within 60 days of February 28, 2006. Mr. Wuttke is an officer of PubliGroupe, SA, the parent company of PubliGroupe USA Holding, Inc. Mr. Wuttke disclaims beneficial ownership over shares held by PubliGroupe USA Holding, Inc.

(7)          Includes (i) 8,279 shares of common stock issuable upon exercise of warrants; and (ii) vested options to purchase 24,584 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 40,973 shares of common stock not exercisable within 60 days of February 28, 2006. The number of shares of common stock issuable upon exercise of such warrants are subject to anti-dilution adjustments.

(8)          Includes vested options to purchase 424,412 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 640,000 shares of common stock not exercisable within 60 days of February 28, 2006.

(9)          Includes vested options to purchase 434,183 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 325,000 shares of common stock not exercisable within 60 days of February 28, 2006.

(10)    Includes (i) 1,656 shares of common stock issuable upon exercise of warrants; and (ii) vested options to purchase 385,852 shares of common stock exercisable within 60 days of February 28, 2006. Excludes unvested options to purchase 540,000 shares of common stock not exercisable within 60 days of February 28, 2006. The number of shares of common stock issuable upon exercise of such warrants is subject to anti-dilution adjustments.

(11)    Includes or excludes, as the case may be, shares as described in the above footnotes.

(12)    The address of Richard H. Driehaus and Driehaus Capital Management LLC is 25 East Erie Street, Chicago, IL 60611.

(13)    The address of PubliGroupe USA Holding, Inc. is 1100 Santa Monica Blvd, Suite 550, Los Angeles, CA, 90025. Pursuant to a Lock-Up and Standstill Agreement dated October 31, 2001, PubliGroupe USA Holding has agreed: (i) through October 2004, without the consent of the Company, not to acquire additional shares of our common stock or take any corporate action inconsistent with the recommendations of the Board of Directors of the Company, and (ii) through October 2006, to vote its shares at any stockholder meeting in the manner recommended by our Board of Directors, as reflected in our proxy statement.

(14)    The address of Pequot Capital Management, Inc. is 500 Nyala Farm Road, Westport, CT 06880.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2005 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding potions, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity Compensation Plans approved by security holders	9,595,378	$5.74	4,114,980
Equity Compensation Plans not approved by security holders	—	—	—
Total	9,595,378	$5.74	4,114,980

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tony Schmitz, a member of our Board of Directors, was an employee of the Company through October 2004. Mr. Schmitz served as a consultant for us from November 2004 through December 2004 for a fee of $10,000 per month. The Company continues to vest and make available to Mr. Schmitz his existing stock options granted while he was an employee, which will fully vest at the end of 2006.  Mr. Schmitz will not receive the stock options granted to the Board of Directors until the 2006 Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to us by Goldstein Golub Kessler LLP, our principal accountant, for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees

Audit Fees (1)	$647,500	$645,720
Audit-Related Fees (2)	—	190,507
Tax Fees (3)	—	—
All Other Fees (4)	2,800	28,083
	$650,300	$864,310

(1) Audit Fees. Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Goldstein Golub Kessler LLP in connection with statutory and regulatory filings or engagements, including the Sarbanes-Oxley of 2002.

(2) Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include due diligence in connection with acquisitions and consultations and consents in connection with registered offerings of common stock.

(3) Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

(4) All Other Fees.  Consists of fees for management advisory services other than the services reported above.

Our previous principal accountant, KPMG LLP, billed us $100,000 in 2004 for their consents to our use of their report on our financial statements for the fiscal year ended December 31, 2001.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

No non-audit-related fees, tax fees, or all other fees were approved by our Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

The audit reports issued by Goldstein Golub Kessler LLP, dated March 6, 2006, on the consolidated financial statements of the Registrant as of December 31, 2005 and December 31, 2004 and for the three years in the period ended December 31, 2005, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years there were no reportable events as defined in Item304(a)(1)(v) of Regulation S-K.

The Audit Committee has determined that the provision of services rendered above for “All Other Fees” is compatible with maintaining Golstein Golub Kessler LLP’s independence.

Through September 30, 2005, Goldstein Golub Kessler LLP (the “Firm”) had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leased auditing staff who are full-time, permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and the Firm established a similar relationship with RSM McGladrey, Inc. (“RSM”).  The Firm has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm.  The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Our consolidated financial statements and the reports of the independent registered public accounting firm are included immediately following the Index to Consolidated Financial Statements on page F-1.

(2)  All financial statement schedules not listed above have been omitted since they are either not applicable or the information is contained elsewhere in our consolidated financial statements or the notes thereto.

(3)  Exhibits. The Exhibit Index immediately follows the certification on the signature pages to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2006 expressed an unqualified opinion thereon.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 24/7 Real Media, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, 24/7 Real Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated financial statements of 24/7 Real Media, Inc. and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 6, 2006

24/7 REAL MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$40,009	$27,690
Short-term investments	—	3,876
Accounts receivable, less allowances of $2,306 and $1,727, respectively	38,316	28,224
Prepaid expenses and other current assets	2,369	2,710

Total current assets	80,694	62,500

Property and equipment, net	7,131	4,783
Goodwill	39,573	34,573
Intangible assets, net	9,715	12,676
Other assets	5,691	6,866

Total assets	$142,804	$121,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,396	$16,425
Accrued liabilities	23,987	11,808
Deferred revenue	3,218	3,222
Subordinated convertible debentures, 2%, due 2006	14,542	7,500

Total current liabilities	61,143	38,955

Subordinated convertible debentures, 2%, due 2006	—	6,431
Warrant liability	897	516
Other long-term liabilities	489	207

Total liabilities	62,529	46,109

Commitments and contingencies
Minority interests in consolidated subsidiaries	1,556	21

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, 78,000 shares issued and outstanding at December 31, 2004, respectively (liquidation preference of $780)	—	1
Common stock; $.01 par value; 350,000,000 shares authorized; 46,227,772 and 44,797,067 shares issued and outstanding, respectively	462	448
Additional paid-in capital	1,177,715	1,173,765
Deferred stock compensation	—	(17)
Accumulated other comprehensive income	896	1,463
Accumulated deficit	(1,100,354)	(1,100,392)
Total stockholders’ equity	78,719	75,268

Total liabilities and stockholders’ equity	$142,804	$121,398

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Media	$65,363	$49,879	$23,562
Search	51,430	16,439	10,342
Technology	23,001	18,937	15,277
Total revenues	139,794	85,255	49,181

Cost of revenues:
Media	44,562	35,197	14,676
Search	36,490	10,571	6,947
Technology	4,248	3,462	4,032
Total cost of revenues	85,300	49,230	25,655

Gross profit	54,494	36,025	23,526

Operating expenses:
Sales and marketing	22,579	16,647	12,584
General and administrative	19,207	14,226	10,865
Product development	5,833	4,540	3,100
Amortization of intangible assets and deferred financing costs	4,391	4,331	2,724
Stock-based compensation (a)	2,227	538	1,316
Provision for capital assessment	387	—	—
Restructuring costs	973	841	1,651
Impairment of intangible assets	—	896	1,321
Impairment of property and equipment	—	787	—

Total operating expenses	55,597	42,806	33,561

Loss from operations	(1,103)	(6,781)	(10,035)

Interest expense, net	(213)	(463)	(343)
Change in fair value of warrant liability	(381)	2,040	—
Recovery of investment	2,340	—	—
Impairment of marketable securities	(588)	(1,052)	—
Gain on sale of marketable securities	16	—	—
Gain on legal settlement	—	2,896	—
Other income (expense), net	153	228	(1,601)

Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	224	(3,132)	(11,979)

Provision for income taxes	(314)	(23)	(37)
Minority interest in operations of consolidated subsidiary	128	—	—

Net income (loss)	$38	$(3,155)	$(12,016)

Dividends on preferred stock	(25)	(306)	(617)
Preferred stock conversion discount	—	—	(1,780)

Net income (loss) attributable to common stockholders	$13	$(3,461)	$(14,413)

Basic net (income) loss per share attributable to common stockholders	$0.00	$(0.10)	$(0.86)

Weighted average shares outstanding used in basic net (income) loss per share	45,350,466	35,373,973	16,817,502

Diluted net (income) loss per share attributable to common stockholders	$0.00	$(0.10)	$(0.86)

Weighted average shares outstanding used in diluted net (income) loss per share	47,694,027	35,373,973	16,817,502

(a) Stock-based compensation charges are excluded from the following income statement categories:

Cost of revenues	$41	$—	$31
Sales and marketing	541	250	339
General and administrative	1,391	284	803
Product development	254	4	143
	$2,227	$538	$1,316

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock Voting		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance as of December 31, 2002	925,000	$9	11,843,969	$118	$1,088,680

Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	695,760	7	942
Conversion of warrants into common stock	—	—	1,538,697	16	7,562
Issuance (cost) of preferred stock, Series C and warrants	718,250	7	—	—	(546)
Issuance of common stock for acquired business	—	—	705,219	7	1,086
Conversion of preferred stock	(815,000)	(8)	6,995,490	70	(62)
Issuance of restricted stock	—	—	—	—	310
Issuance of common stock to employees	—	—	598,861	6	711
Preferred stock conversion discount	—	—	—	—	1,780
Vesting of restricted common stock	—	—	29,425	—	(1)
Retirement of debt	—	—	960,000	10	6,522
Amortization of deferred stock compensation	—	—	—	—	—
Balance as of December 31, 2003	828,250	$8	23,367,421	$234	$1,106,984
Net loss	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	657,141	7	835
Conversion of warrants into common stock	—	—	7,260	—	74
Renegotiation of warrant liability	—	—	—	—	966
Issuance of common stock	—	—	6,760,000	68	37,179
Issuance of common stock for acquired businesses	—	—	6,590,707	66	27,182
Conversion of preferred stock	(750,250)	(7)	7,306,668	73	(66)
Issuance of common stock to employees	—	—	82,538	—	625
Vesting of restricted common stock	—	—	25,332	—	(14)
Amortization of deferred stock compensation	—	—	—	—	—
Balance as of December 31, 2004	78,000	$1	44,797,067	$448	$1,173,765
Net income	—	—	—	—	—
Cumulative foreign currency translation	—	—	—	—	—
Comprehensive loss
Exercise of stock options	—	—	711,690	7	1,652
Conversion of preferred stock	(78,000)	(1)	645,753	6	(5)
Issuance of common stock to employees	—	—	59,262	1	168
Vesting of restricted common stock	—	—	14,000	—	2,135
Amortization of deferred stock compensation	—	—	—	—	—
Balance as of December 31, 2005	—	$—	46,227,772	$462	$1,177,715

See accompanying notes to consolidated financial statements.

	Deferred Stock Compensation	Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2002	$(209)	$358	$(1,083,441)	$5,515
Net loss	—	—	(12,016)	(12,016)
Cumulative foreign currency translation	—	(53)	—	(53)
Comprehensive loss				(12,069)
Exercise of stock options	—	—	—	949
Conversion of warrants into common stock	—	—	—	7,578
Issuance (cost) of preferred stock, Series C and warrants	—	—	—	(539)
Issuance of common stock for acquired business	—	—	—	1,093
Conversion of preferred stock	—	—	—	—
Issuance of restricted stock	(310)	—	—	—
Issuance of common stock to employees	—	—	—	717
Preferred stock conversion discount	—	—	(1,780)	—
Vesting of restricted common stock	—	—	—	(1)
Retirement of debt	—	—	—	6,532
Amortization of deferred stock compensation	262	—	—	262
Balance as of December 31, 2003	$(257)	$305	$(1,097,237)	$10,037
Net loss	—	—	(3,155)	(3,155)
Cumulative foreign currency translation	—	1,158	—	1,158
Comprehensive loss				(1,997)
Exercise of stock options	—	—	—	842
Conversion of warrants into common stock	—	—	—	74
Renegotiation of warrant liability	—	—	—	966
Issuance of common stock	—	—	—	37,247
Issuance of common stock for acquired businesses	—	—	—	27,248
Conversion of preferred stock	—	—	—	—
Issuance of common stock to employees	—	—	—	625
Vesting of restricted common stock	—	—	—	(14)
Amortization of deferred stock compensation	240	—	—	240
Balance as of December 31, 2004	$(17)	$1,463	$(1,100,392)	$75,268
Net income	—	—	38	38
Cumulative foreign currency translation	—	(567)	—	(567)
Comprehensive loss				(529)
Exercise of stock options	—	—	—	1,659
Conversion of preferred stock	—	—	—	—
Issuance of common stock to employees	—	—	—	169
Vesting of restricted common stock	—	—	—	2,135
Amortization of deferred stock compensation	17	—	—	17
Balance as of December 31, 2005	$—	$896	$(1,100,354)	$78,719

See accompanying notes to consoldiated financial statements.

24/7 REAL MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$38	$(3,155)	$(12,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,867	1,829	2,352
Provision for doubtful accounts and sales reserves	2,033	1,063	169
Amortization of intangible assets and deferred financing costs	4,391	4,331	2,724
Amortization of debt discount	611	611	153
Non-cash compensation	2,227	538	1,316
Accrued interest on notes payable	151	151	246
Change in fair value of warrant liability	381	(2,040)	—
Recovery of investment	(2,340)	—	—
Impairment of marketable securities	588	1,052	—
Gain on sale of marketable securities	(16)	—	—
Minority interest in losses from operations of consolidated joint venture	(128)	—	—
Impairment of intangible assets	—	896	1,321
Gain from legal settlement	—	(2,896)	—
Impairment of property and equipment	—	787	—
Loss on disposal of fixed assets	—	—	70
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(12,125)	(10,995)	(1,973)
Prepaid expense and other current assets	198	(1,397)	550
Notes and amounts receivable from disposition	143	510	612
Other assets	(255)	(5,239)	123
Accounts payable and accrued liabilities	11,475	2,774	(157)
Deferred revenue	(4)	474	(246)

Net cash provided by (used in) operating activities	10,235	(10,706)	(4,756)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,272	—	—
Proceeds from sale / maturities of short-term investments	2,032	—	—
Recovery of investment	2,340	—	—
Capital expenditures, including capitalized software	(6,246)	(2,713)	(1,252)
Cash paid for investment	—	(2,032)	(50)
Cash paid for acquisitions, net	—	(17,663)	(150)

Net cash used in investing activities	(602)	(22,408)	(1,452)

Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants	1,655	840	1,196
Payment of capital lease obligations	(65)	(86)	(48)
Proceeds from minority investor of consolidated joint venture	1,729	—	—
Proceeds from issuance of common stock, net	—	37,247	—
Proceeds from issuance of preferred stock, net	—	—	6,749
Proceeds from issuance of subordinated convertible debentures, net	—	—	13,845
Retirement of notes payable	—	—	(1,510)

Net cash provided by financing activities	3,319	38,001	20,232

Net change in cash and cash equivalents	12,952	4,887	14,024
Effect of foreign currency on cash	(633)	1,158	(53)
Cash and cash equivalents at beginning of year	27,690	21,645	7,674

Cash and cash equivalents at end of year	$40,009	$27,690	$21,645

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND OPERATIONS OF THE COMPANY

24/7 Real Media, Inc., together with its subsidiaries, (the “Company”) provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing services, online advertisement serving, analytics and audience management.  As of December 31, 2005, the Company principally operated in North America, Europe, South Korea and Australia and provided the following products and services:

•                  Media, collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

•                  Search, primarily consisting of full budget management services, including a paid-inclusion service and pay-per-click bid management, optimization services and search engine and consulting services, including natural search engine optimization services designed to help advertisers promote their Web site in or in association with relevant search results displayed by the Company’s partner search engines and to optimize their search marketing budgets.

•                  Technology, primarily consisting of Open AdStream and Open Advertiser advertisement delivery and management software and services, the Insight XE web analytics and audience management software and services and the Insight ACT behavioral targeting service. The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(c) Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year’s presentation.

(d) Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist principally of money market accounts.

At December 31, 2005 and 2004, the Company maintained $0.5 million and $0.6 million, respectively, in letters of credit, secured by cash, related to office leases. Cash secured by letters of credit expiring within one year are classified as other current assets, and cash secured by letters of credit with maturities greater than one year are classified as other assets, on the consolidated balance sheets.

(e) Investments

Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. The Company classifies the marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. Realized gains and losses and the cost of available-for-sale securities sold are computed on the basis of the specific identification method. Declines in value judged to be other-than-temporary are included in impairment of investments.

Investments in non-marketable equity securities of companies in which the Company owns less than 20% of the company’s stock and does not have the ability to exercise significant influence are accounted for on the cost basis. On an ongoing basis, the Company assesses the need to record impairment losses on investments, and records such losses when the impairment is determined to be other-than-temporary.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts and sales allowance. The Company does not require collateral. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers. The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss.

As a normal part of the business, the Company has receivables that are invoiced in the month following the completion of the earnings process. All unbilled receivables are billed within 30 days after each month-end. Unbilled receivables are included in accounts receivable on the consolidated balance sheets and amounted to approximately $7.9 million and $5.8 million for the years ended December 31, 2005 and 2004, respectively.

(g) Concentration of Credit Risk

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

Accounts receivable are typically unsecured. To appropriately manage credit risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required. The Company maintains reserves for estimated credit losses and these losses have generally been within management’s expectations.

(h) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the years ended December 31, 2005, 2004 and 2003.

Substantially all Media revenue is generated from advertising inventory provided by partner Web sites. Search revenue is generated from relationships with search engine distribution partners, and substantially all Search revenue is derived from two such relationships. In each case, with the exception of Lycos, Inc., arrangements with the Company’s partners are often short-term or subject to termination upon short notice. Approximately 13.5% of the Company’s 2004 Media revenue was derived from advertising inventory provided by Daum Communications Corp, which also owns Lycos, Inc.

On a geographic basis, the Company may also experience significant concentration among its customers or partners. The Company examines this concentration on a country-by-country basis.

(i) Property and Equipment; Capitalized Software

Property and equipment are recorded at cost and are usually depreciated using the straight-line method over the shorter of the estimated useful lives of the related assets, which are generally three to five years, and the lease term.

Cost of software developed or obtained for internal use is accounted for in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project stage are expensed as incurred. Costs incurred to develop or obtain software for internal use are capitalized during the application development stage. Costs incurred during the post-implementation or operation stage are expensed as incurred. The capitalized cost of internal use software is charged over the estimated useful life of two to three years.

As required by SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product; capitalization ends when a product is available for general release to customers. Capitalized software is depreciated using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the software, generally four years.  Amounts capitalized under SFAS 186 were not material for the years ended December 31, 2005 and 2004.

(j) Business Combinations

The Company’s acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company allocates a portion of the purchase price to identifiable tangible and intangible assets based on their respective estimated fair values, and records as goodwill any remaining unallocated portion of the purchase price. Intangible assets include trademarks, customer relationships, acquired technology and a covenant not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to seven years, except for trademarks that have an indefinite life.

(k) Impairment of Long-Lived Assets

The Company evaluates goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the assets.

(l) Income Taxes

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

(m) Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for each period. Translation adjustments are recorded as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the consolidated statements of operations and were immaterial for the years ended December 31, 2005, 2004 and 2003.

(n) Revenue Recognition; Cost of Revenue; Deferred Revenue

Media

Media revenue is generated from fees paid by client advertisers for advertising impressions. The Company typically offer advertisers a pricing model based on a cost-per-thousand impressions, or CPM, which enables client advertisers to pay a fee based on the number of times its advertisement is displayed.  E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make royalty payments to Web sites and e-mail lists that have contracted with the Company in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

Search

Search revenue is primarily based on a cost-per-click, or CPC, fees paid by client advertisers. CPC fees are generated each time users click on Web site listings that the Company submitted into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, the Company also generates revenue from fees paid by search engines that employ the Company to optimize the submission of Web site listings and report on advertising campaigns for their advertisers.  Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to search engine distribution partners that have contracted with the Company in the period in which the clicks occur. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

When the Company provides search marketing services as an agent for a fixed commission, or in other transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis.

Technology

Technology revenue is derived primarily from licensing of the Company’s software, hosted advertisement serving, and software maintenance and technical support services. The Company recognizes revenue from advertisement serving hosted centrally on its servers upon delivery. The Company recognizes revenue from software licensing agreements in accordance with SOP No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. The Company recognizes revenue from software maintenance and technical support contracts ratably over the term of the agreement, which typically does not exceed one year.

Expenses from the Company’s Technology revenue is primarily payroll costs incurred to deliver and support the software, and hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

Deferred Revenue

The Company defers revenue billed or collected in advance of services being completed until the conclusion of the service period to which the advance billing or collection relates. Deferred revenue is included on the consolidated balance sheets as a current liability until the service is performed and then recognized in the period in which the service is completed. The Company’s deferred revenue primarily consists of advance billings for software license subscriptions and software maintenance and technical support services.

(o) Stock-Based Compensation

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (“EITF”) in connection with EITF Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock. SFAS No. 148 requires more prominent and more frequent disclosure in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) available to common stockholders would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders:
As reported	$13	$(3,461)	$(14,413)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	6,051	8,813	4,243
Pro forma	$(6,038)	$(12,274)	$(18,656)
Basic net income (loss) per share available to common stockholders:
As reported	$0.00	$(0.10)	$(0.86)
Pro forma	$(0.13)	$(0.35)	$(1.11)
Diluted net income (loss) per share available to common stockholders:
As reported	$0.00	$(0.10)	$(0.86)
Pro forma	$(0.13)	$(0.35)	$(1.11)

In October 2004, the Company’s Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price per share of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately. Based on the closing price of the stock at the time of acceleration, none of the options had economic value. Under the recently revised SFAS 123, Share-Based Payment (“SFAS 123R”), the Company will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the stock-based compensation expense it otherwise would be required to record by approximately $5.3 million on a pre-tax basis.

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $2.89, $4.58 and $1.15, respectively, on the date of grant using the Black-Scholes method with the following weighted average assumptions:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.53%	2.41%	1.46%
Expected life (in years)	2.5	2.7	2.4
Volatility	99%	131%	133%

See “Recent Accounting Pronouncements” below regarding the impact of the adoption of the revised SFAS 123R.

(p) Restructuring Estimates

The Company accounts for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Restructuring-related liabilities include estimates for, among other things, involuntary terminations of employees and disposition of lease obligations. Key variables in determining such estimates include timing of sublease rentals, estimates of sublease rental payment amounts and tenant improvement costs, and estimates for brokerage and other related costs. The

Company periodically evaluates and, if necessary, adjusts the estimates based on currently available information.

(q) Warrant Liability

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

(r) Advertising Costs

Costs of advertising and promoting the Company’s products and services are expensed as incurred. Such costs are included in sales and marketing on the statement of operations and total approximately $2.2 million, $1.1 million and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(s) Basic and Diluted Net Income (Loss) Per Share

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

The dilutive effect of stock options and restricted stock was 1.2 million and 1.1 million, respectively.

Diluted net income per common share for the year ended December 31, 2005 does not include the effects of 0.4 million shares of preferred stock and 1.7 million shares of common stock related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during the period.  Approximately 4.1 million options and 0.4 million warrants were not included as their strike price was higher than the average closing price for the period.

Diluted net loss per share is equal to basic net loss per share for the year ended December 31, 2004 and 2003 since all potentially dilutive securities are anti-dilutive. Diluted net loss per common share for the year ended December 31, 2004 and 2003 does not include the effects of options to purchase 4.5 million and 3.4 million shares of common stock, respectively; 0.6 million common stock warrants in 2004 and 2003, 10,000 and 40,000 shares of unvested restricted stock, respectively; 0.6 million and 8.0 million shares of preferred stock for 2004 and 2003, respectively; and 1.7 million shares of common stock in 2004 and 2003 related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

(t) Recent Accounting Pronouncements

Share-Based Compensation

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R would have been effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005, however the Securities and Exchange Commission (“SEC”) amended the compliance dates to make SFAS 123R effective for a company’s first fiscal year following June 15, 2005 (January 1, 2006 for the Company).

SFAS 123R applies to all awards granted or modified after the effective date of the statement. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant-date fair value as previously calculated for the pro-forma disclosure under SFAS 123.

The Company expects that, upon the adoption of SFAS 123R it will apply the modified prospective application transition method, as permitted by the statement. Under such transition method, upon the adoption of SFAS 123R, the Company’s financial statements for periods prior to the effective date of the statement will not be restated. The impact of this statement on the Company’s financial position and results of operations in 2006 and beyond will depend upon various factors, among them, the Company’s future compensation strategy. The Company expects that the effect of applying this statement to its results of operations for 2006 as it relates to existing option plans, would not be materially different from the pro forma effect reported under the disclosure requirements of SFAS 123.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changed the requirements for the accounting for, and reporting of, a change in accounting principles. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on its financial position, cash flows or results of operations.

NOTE 3 - ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)          Acquisition of Decide Holdings Pty Limited (“Decide”)

On August 19, 2004, the Company completed its acquisition of Decide, a leading provider of search engine marketing in Australia and Europe. The acquisition combined the Company’s global audience and Decide’s search technology to allow the Company to create a more relevant, comprehensive and higher quality offering.  Pursuant to the acquisition agreements, the Company acquired all of the outstanding shares of Decide for $15.0 million in cash, approximately 4.5 million shares of its common stock, valued at $12.6 million, and approximately $1.1 million in transaction fees. Additionally, the Company is required to pay up to an additional $2.5 million in cash and issue $7.5 million in shares of common stock (up to a maximum of 2.3 million shares) to the selling shareholders of Decide if Decide achieves certain performance targets.  At December 31, 2005, the Company accrued and reflected as additional goodwill $5.0 million for the contingent earn-out obligation as a result of the achievement of certain performance targets for 2005.

The purchase price in excess of fair value of net tangible liabilities assumed of $28.8 million has been allocated as follows: $20.0 million to goodwill and $8.8 million to intangible assets.

Of the $8.8 million of intangible assets, $1.1 million was assigned to trademarks that are not subject to amortization. The remaining $7.7 million of intangible assets have a weighted-average useful life of approximately five years. The intangible assets that make up that amount include acquired technology totaling $6.6 million (five year weighted-average useful life), customer relationships totaling $1.0 million (five year weighted-average useful life) and non-compete agreements totaling $0.1 million (two year weighted-average useful life).

The $20.0 million as well as the additional $5.0 million of goodwill was assigned to the Search segment and, of that amount, none is deductible for tax purposes.

The net tangible liabilities assumed consist of the following:

Asset / Liability	Amount

Cash and cash equivalents	$305
Other current assets	1,692
Fixed assets	616
Other assets	180
Accrued liabilities	(2,838)
Long-term liabilities	(21)
$(66)

(b)         Acquisition of Real Media Korea Co. Ltd.

On January 6, 2004, the Company completed its acquisition of Real Media Korea Co. Ltd., now known as 24/7 Real Media Korea, Inc. (“24/7 Real Media Korea”), a leader in interactive marketing in South Korea, by acquiring the approximately 90.4% of the outstanding shares of 24/7 Real Media Korea that the Company did not already own. The Company believed the combined assets will further its position as a global leader in interactive marketing. The Company paid total consideration of $20.1 million in exchange for the 24/7 Real Media Korea shares, which consisted of $5.0 million in cash, approximately

2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs. Approximately 0.9% of the outstanding shares of 24/7 Real Media Korea are held in an employee stock union established under Korean law. The employee shareholders agreed to transfer their 24/7 Real Media Korea shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law. For accounting purposes, the effective date of the acquisition is January 1, 2004. There was no material activity between the effective date and the acquisition date.

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
$4,015

(c)          Acquisition of Insight First, Inc. (“Insight”)

On January 21, 2003, the Company acquired certain assets of Insight First, Inc., including specific contracts, and intangibles and employee relationships related to Insight’s Web analytics solution, including the intellectual property relating to specific products, in exchange for approximately 0.7 million shares of the Company’s common stock valued at approximately $1.1 million and $0.2 million in cash. In addition, the Company has a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004 and 2003. The earn-out target for 2003 was not achieved, however the Company initially estimated that the target for 2004 was achieved. Accordingly, the earn-out amount of approximately $0.3 million was accrued and included as an addition to acquired technology as of December 31, 2004.  The acquired technology was amortized over an expected benefit period of four years. In December 2004, the Company recorded an impairment charge related to the analytics technology that was acquired with Insight due to significant rewrites of the underlying software code. The unamortized balance of $0.9 million, inclusive of the earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, was impaired at December 31, 2004 and reflected as impairment of intangible assets on the consolidated statement of operations.  During 2005, the Company determined that the earn-out threshold for 2004 was not achieved and accordingly, reversed and reflected the accrued earn-out as other income on the consolidated statements of operations.

The purchase price in excess of the fair value of net tangible assets and liabilities acquired of $1.3 million was allocated to acquired technology. The net tangible assets acquired consist of the following:

Asset/ Liability	Amount

Fixed assets	$44
Accrued liabilities	(41)
$3

(d)         Summary of Purchase Price Allocation

The following summarizes the purchase price allocation for each of the acquisitions:

Acquired Entity	Acquisition Costs	Net Tangible Assets (Liabilities)	Intangibles / Goodwill

Year Ended December 31, 2003:
Insight First	$1,261	$3	$1,258

Year Ended December 31, 2004:
24/7 Real Media Korea	$20,180	$4,015	$16,165
Decide Holdings Pty Limited	28,707	(66)	28,773
	$48,887	$3,949	$44,938

(e) Unaudited Pro Forma Summary

The results of operations for each Decide, 24/7 Real Media Korea and Insight have been included in the Company’s consolidated statements of operations since the respective date of completion of the acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide, 24/7 Real Media Korea, and Insight at the beginning of each period presented:

	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in thousands, except share and per share data)

Total revenue	$91,949	$66,083
Net loss attributable to common stockholders	(3,956)	(16,070)
Basic and diluted net loss attributable to common stockholders per share	$(0.10)	$(0.69)
Weighted average common shares used in net loss per share calculation (1)	38,250,851	23,448,783

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per share for the years ended December 31, 2004 and 2003 include the 4.5 million, 2.1 million and 0.7 million shares of common stock issued for Decide, 24/7 Real Media Korea and Insight, respectively, as if the shares were issued at the beginning of each period presented.

The pro forma summary is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4 – JOINT VENTURE

K.K. 24-7 Search

On September 5, 2005, the Company signed a joint venture agreement with Dentsu, Inc. to deliver search engine marketing (“SEM”) services to the Japanese market. The partnership, K.K. 24-7 Search, in which Dentsu owns a significant minority interest, simultaneously entered into an agreement to be the exclusive provider of SEM services to Dentsu’s extensive client base. Under the terms of the agreement, Dentsu will contribute its extensive Japanese marketing industry knowledge and connections to the joint venture, and will consign to the joint venture all SEM services provided to its clients. The Company will license its Decide DNA technology to the joint venture, as well as provide SEM expertise and operational management.

Upon inception, the Company made an initial investment of $1.9 million, representing a 51% ownership interest in the joint venture, and therefore, has consolidated the financial results of the joint venture. Minority interest is presented separately on the consolidated balance sheets and statements of operations.

NOTE 5 – BALANCE SHEET COMPONENTS

(a) Short-term Investments

As of December 31, 2004, short-term investments consisted of $2.0 million in certificate of deposits with original maturities greater than three months from the balance sheet date and $1.8 million in available-for-sale securities. The Company did not hold short-term investments at December 31, 2005.

The Company’s available-for-sale securities consisted of 400,000 shares of chinadotcom common stock received as result of a legal settlement, originally valued at $2.9 million based on the market price on the date of settlement. Proceeds from the sale of marketable securities were $1.3 million for the year ended December 31, 2005 and realized gains as a result of the sales were immaterial. During 2005 and 2004, total realized loss based on an other-than-temporary decline in the market value of the stock, were $0.6 million and $1.1 million, respectively. The Company did not hold any marketable securities at December 31, 2005.

(b) Property and Equipment

	December 31,
	2005	2004
	(in thousands)
Computer equipment and software (1)	$13,405	$9,131
Furniture and fixtures	1,028	829
Leasehold improvements	1,985	1,165
	16,418	11,125
Less accumulated depreciation and amortization	(9,287)	(6,342)
	$7,131	$4,783

(1)          Includes equipment acquired under capital leases and capitalized software.

Depreciation expense amounted to $2.9 million, $1.8 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively and is included in general and administrative expenses.

Capitalized software relates to our internally developed Open Advertiser (“OAD”) software product and our Decide DNA software product acquired with Decide in August 2004. OAD and Decide DNA had a cost of $1.2 million and $0.4 million, respectively. The net book value of the software products at December 31, 2005 and 2004 was $0.2 million and $0.4 million, respectively. The Company capitalized approximately $1.2 million in connection with the development of OAD. The software was being amortized using the straight-line method over the estimated useful life of four years. In the fourth quarter of 2004, the Company made the strategic decision to integrate OAD functionalities into its Open AdStream software. In addition, the Company has not achieved significant sales of OAD since its commercial release in 2003 and has determined to reduce its support for OAD as it considers integrating OAD functionality into the Open AdStream platform. As a result, OAD was considered impaired as of December 31, 2004, and accordingly the Company recorded an impairment charge of $0.8 million.

(c) Intangible Assets, Net

The $39.6 million in goodwill as of December 31, 2005 relates $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results). The $34.6 million in goodwill as of December 31, 2004 related $20.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

The $9.7 million in intangible assets, net at December 31, 2005 relates $6.6 million to Decide and $3.1 million to 24/7 Real Media Korea. The $12.7 million in intangible assets, net, at December 31, 2004 related $8.2 million to Decide, $3.7 million to 24/7 Real Media Korea, and $0.8 million to Real Media.

	December 31,
	2005	2004
	(in thousands)

Goodwill (1)	$39,573	$34,573

Technology	13,195	13,195
Less accumulated amortization	(8,018)	(5,868)
Net technology	5,177	7,327

Other intangible assets	6,296	6,296
Less accumulated amortization	(1,758)	(947)
Net other intangible assets	4,538	5,349

Gross Intangible assets	19,491	19,491
Less accumulated amortization	(9,776)	(6,815)
Net intangible assets	$9,715	$12,676

(1) Goodwill increased due to the accrual of the contingent earn-out liability to the former owners of Decide for the achievement of certain performance targets in 2005.

Amortization expense related to acquired technology and other intangible assets for 2005 and the five succeeding fiscal years is as follows (in thousands):

	Useful Life	2005	2006	2007	2008	2009	2010

Technology	4 - 7 years	$2,149	$1,420	$1,420	$1,420	$872	$44
Other	2 - 7 years	812	685	648	648	448	329
		$2,961	$2,105	$2,068	$2,068	$1,320	$373

(d) Other Assets

	December 31,
	2005	2004
	(in thousands)
Lycos transition cost (see Note 18 (b))	$2,813	$3,713
Advance royalties	540	500
Note receivable (see Note 6)	500	500
Deferred financing costs (see Note 12)	398	928
Other	1,440	1,225
	$5,691	$6,866

(e) Accrued Liabilities

	December 31,
	2005	2004
	(in thousands)
Royalties	$9,822	$3,797
Accrued earn-out	5,000	250
Incentives, commissions and expenses (1)	3,192	2,815
Accrued taxes	2,838	1,670
Restructuring and exit costs	1,191	898
Professional fees	1,021	1,073
Accrued other	923	1,305
	$23,987	$11,808

(1)  Incentives, commissions and expenses include stock-based compensation, commissions earned by the Company’s sales staff for the most recent period, as well as out-of-pocket expenses incurred by employees. All such balances as of December 31, 2005 and 2004, except $0.8 million and $0.4 million, respectively, have subsequently been settled.

(f) Warrant Liability

In connection with the placement of the Company’s preferred stock and subordinated convertible debentures, the Company issued warrants to investors to purchase shares of the Company’s common stock. The Company agreed to register the shares issuable upon exercise of the warrants and to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline. The Company also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders. Pursuant to EITF Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company reflected the value of the warrants as a warrant liability on its consolidated balance sheets and the liability will be reclassified to equity upon exercise or conversion. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations.

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

The fair value of the outstanding warrants increased approximately $0.4 million during 2005 to $0.9 million.

NOTE 6 - DISCONTINUED OPERATIONS

IMAKE Software & Services, Inc. (“IMAKE”)

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

The Company discounted the note receivable and recorded the net present value of the earn-out based on its estimates of projected revenues and reflected $0.5 million and $1.5 million, respectively. During 2005, the Company received amounts in excess of the $1.5 million earn-out recorded. These amounts totaling approximately $69,000 were recorded as other income on the consolidated statements of operations. At December 31, 2005, the note receivable of $0.5 million is included in other assets on the consolidated balance sheets.

See Note 22 for the status of the note receivable due January 2006.

NOTE 7 - DISPOSAL OF NON-CORE ASSETS

IPromotions, Inc. (“iPromotions”)

On January 31, 2003, the Company entered into an Asset Purchase Agreement with iPromotions, a corporation formed by private investors, including some of the Company’s former employees. Pursuant to the terms of the Asset Purchase Agreement, the Company sold to the investors specific contracts, equipment, intangibles, and employee relationships related to the Company’s iPromotions business. The Company also invested approximately $0.1 million in cash in exchange for shares of preferred stock representing a 19.9% interest in iPromotions on a converted basis. Accordingly, the Company effectively sold a majority stake in its iPromotions business. Prior to the sale, the carrying value of iPromotions was $0. Therefore, there was no gain or loss on the transaction. The cash payment was recorded as an investment. In January 2004, iPromotions was acquired by a third-party. As part of the transaction, the Company agreed to give up its minority stake and accordingly, the Company wrote-off its interest in iPromotions.

NOTE 8 - RESTRUCTURING COSTS

During the years ended December 31, 2005, 2004 and 2003, restructuring costs of approximately $1.0 million, $0.8 million and $1.7 million, respectively, were recorded by the Company in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The 2005 restructuring related to the Company’s former headquarters in New York.

The 2004 restructuring involved the involuntary termination of 17 employees and exiting of the office in Munich, Germany. The $0.8 million charge consists of severance of $0.6 million and office closing costs of $0.2 million.

The 2003 restructuring involved the involuntary termination of 26 employees, exiting of one office and a revision of the estimate of the cost to dispose of excess office space at the Company’s former corporate headquarters in New York. The $1.7 million charge consists of severance of $0.5 million and office closing costs of $1.2 million.

The following sets forth the activities in the Company’s restructuring reserve, which is included in accrued expenses in the 2005 and 2004 consolidated balance sheets:

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
2005
Employee termination benefits	$369	$—	$369	$—
Office closing costs	529	973	311	1,191
	$898	$973	$680	$1,191

2004
Employee termination benefits	$470	$675	$776	$369
Office closing costs	1,165	166	802	529
Other exit costs	28	—	28	—
	$1,663	$841	$1,606	$898

NOTE 9 – IMPAIRMENT OF MARKETABLE SECURITIES

The Company received 400,000 shares of chinadotcom Corporation as part of a legal settlement in June 2004, which the Company classified as available-for-sale. During the fourth quarter of 2004 and the first quarter of 2005, the Company determined the decline in the share price was other-than-temporary and wrote down the value of the shares to the market price, as determined by the quoted market price at the time of the impairment. Accordingly, the Company recorded a $0.6 million and $1.1 million impairment charge in 2005 and 2004, respectively.

NOTE 10 - INCOME TAXES

The components of income (loss) before provision for income taxes and minority interest in consolidated subsidiary are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
U.S. net income (loss)	$3,459	$(2,940)	$(12,018)
Foreign net income (loss)	(3,235)	(192)	39
	$224	$(3,132)	$(11,979)

The provision (benefit) for income taxes is composed of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
United States federal	$234	$18	$33
State	60	—	—
Foreign	20	5	4
Total current provision for income taxes	314	23	37
Deferred:
United States federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	—	—	—
Provision for income taxes	$314	$23	$37

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income tax (benefit) at the United States federal statutory rate of 35 percent	$78	$(1,096)	$(4,193)
State income taxes, net of federal benefit	39	—	—
Change in valuation allowance	(117)	1,096	4,193
Other	234	18	33
	$234	$18	$33

The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code (“IRC Section 382”) that limit the federal net operating loss carryfoward that may be used in any given year in the event of specified occurrences, including significant ownership change.  The Company retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes.  The IRC Section 382 study and analysis was completed in the first quarter of 2006, and as a result of the study, changes in ownership have limited the Company’s use of net operating losses against forecasted taxable income.  Following the completion of the study, the Company’s available net operating loss has been recalculated to $24.3 million.  This amount, which will expire in various years through 2022, may be offset against future taxable income.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	8,580	65,138
Deferred revenue	526	649
Deferred rent	135	—
Reserve for sales allowance	377	207
Accounts receivable principally due to allowance for doubtful accounts	185	178
Amortization of goodwill and other intangibles	2,925	2,635
Stock based compensation	457	351
Accrued restructuring	477	375
Accrued merger	42	—
Accrued warrant	359	—
Capital loss carryover	670	—
Impairment charge	50	421
Other	144	—

Gross deferred tax assets	14,927	69,954
Less: valuation allowance	(14,297)	(69,569)
Net deferred tax assets	630	385

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(630)	(385)
Other	—	—

Gross deferred tax liabilities	(630)	(385)

Net deferred tax asset (liability)	$—	$—

Due to the Company’s history of operating losses and Section 382 limitations, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved. During 2005 and 2004, the valuation allowance decreased by $55.3 million and $1.6 million, respectively. Of the total valuation allowance of $14.3  million, tax benefits, recognized in the future of approximately of $2.4 million will be applied directly to additional paid-in capital. This amount relates to the tax effect of employee stock option deductions included in the Company’s net operating loss carryforward.

The Company is subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the US and by various levels in foreign countries.  As of December 31, 2005, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations would not have a material adverse impact on the financial position of the Company or the results of its operations.

NOTE 11 - RELATED PARTY INSTRUMENTS

Loan Payable

In connection with the Company’s acquisition of Real Media in October 2001, the Company had issued three promissory notes to PubliGroupe, the principal shareholder of Real Media, totaling $7.5 million. Mr. Wuttke, who became a member of the Company’s board of directors after the acquisition, is an officer of PubliGroupe SA, the parent company of PubliGroupe. One note for $4.5 million had an interest rate of 4.5% with principal and interest due on October 30, 2006. Two notes for $1.5 million each had an interest rate of 6% with principal and interest due in January 2005 and May 2005. On May 23, 2003, PubliGroupe surrendered for cancellation the three promissory notes plus accrued interest of approximately $0.5 million in exchange for a cash payment of $1.5 million and approximately 1.0 million shares of the Company’s common stock, valued at $1.8 million. The common stock issuance and $4.7 million gain on cancellation of debt was recorded as a capital transaction, resulting in a $6.5 million increase of additional paid in capital.

NOTE 12 - 2% SUBORDINATED CONVERTIBLE DEBENTURES

On September 26, 2003, the Company completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”). The Debentures are convertible into shares of the Company’s common stock at $8.75 per share. Interest on the Debentures at the rate of 2% is due semi-annually starting in January 2004. The investor also acquired a five-year warrant (the “Warrants”) to purchase 360,564 shares of the Company’s common stock at $9.5685 per share.

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debenture. In addition, on the maturity date the Company may elect to pay the principal of and interest on the Debentures in cash, shares of its common stock or a combination of cash and shares of its common stock. If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ National Market (or such other market on which the common stock are then listed or quoted) for the fifteen consecutive trading days immediately preceding the maturity date. The Company may elect to make interest payments on the Debentures in cash or shares of its common stock. If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ National Market (or such other market in which the common stock are then listed or quoted) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.3 million, $0.3 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debenture into shares of the Company’s common stock, at the conversion rate then in effect, or the Company may prepay the Debenture prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five trading days after such second anniversary, the holder shall have the right, in its sole discretion, to require that the Company immediately redeem up to $7.5 million principal amount of this Debenture, which is being classified as short-term debt on the consolidated balance sheet. The redemption right constitutes an embedded derivative. The value of this embedded derivative at December 31, 2005 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheets, which is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.6 million, $0.6 million and $0.2 million for the year ended December 31, 2005, 2004 and 2003, respectively.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million to be paid in cash. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, determined using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheets. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. Approximately $0.5 million, $0.6 million and $0.1 million of deferred costs are included in amortization expense for the year ended December 31, 2005, 2004 and 2003, respectively, and at December 31, 2005 and 2004, the unamortized debt issuance costs of $0.4 million and $0.9 million, respectively, are included in other assets on the consolidated balance sheets.

NOTE 13 - EQUITY INSTRUMENTS

(a) Preferred Stock

The Company’s preferred stock accrue and accumulate dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors. Accordingly, the accrued dividends are reflected as “Preferred stock dividends” on the consolidated statements of operations. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock. As of December 31, 2005, accrued but unpaid dividends have been cancelled.

Series A

On July 2, 2002, Sunra Capital Holdings Limited (“Sunra”), a newly formed investment fund advised by Merchant’s Group International, purchased $1.6 million of the Company’s newly created Series A Preferred Stock, $3.4 million of its newly created Series A-1 Non-Voting Convertible Preferred Stock, and, on August 13, 2002, agreed to purchase an additional $3.0 million of the Series A Preferred Stock, for a total investment of $8.0 million. Upon receipt of shareholder approval on September 10, 2002, the outstanding shares of Series A-1 Preferred Stock converted into shares of Series A Preferred Stock and Sunra purchased an additional $3.0 million of the Series A Preferred Stock (the “September 10, 2002 Series A Preferred Stock transactions”).

Each share of Series A Preferred Stock was convertible into common stock of the Company at any time at the option of the holder at a conversion price of $1.02675 per share of common stock, or 7.8 million shares of common stock on an as-if converted basis. The Company also issued warrants to Sunra to purchase 0.8 million shares of common stock at an exercise price of $1.02675. All of the warrants issued may be exercised through a cashless exercise and have a five year term. The Company also issued warrants to Merchant’s Group International to purchase 0.1 million shares of common stock, valued at $0.1 million, as partial payment of a placement fee and incurred a total of approximately $0.8 million in other related fees.

The Company definitively agreed to the initial terms of the September 10, 2002 Series A Preferred Stock transactions when the price of the Company’s common stock was approximately $1.05 per share. However, Sunra’s conversion of the outstanding shares of Series A-1 Preferred Stock into shares of Series A Preferred Stock and purchase of an additional $3.0 million of the Series A Preferred Stock, and associated warrants were subject to shareholder approval, which was approved on September 10, 2002 at which time the price of the Company’s common stock was $2.30 per share.

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

As of December 31, 2004, all shares of Series A Preferred Stock were converted into shares of common stock.

Series B

In conjunction with the acquisition of Now Marketing in September 2002, the Company issued 0.1 million shares of Series B Preferred Stock, which were convertible into approximately 1.2 million shares of common stock. The Series B Preferred Stock contained a $1.2 million embedded beneficial conversion feature.

All shares of Series B Preferred Stock were converted into shares of common stock in 2003.

Series C

As of June 6, 2003, the Company completed a private placement (the “Financing”) of approximately $7.2 million of Series C-1 Non-Voting Convertible Redeemable Preferred Stock (the “Series C-1 Preferred Stock”), together with related Common Stock Warrants, to several investment funds and accredited individual investors, including members of the Company’s management and Board of

Directors (the “Investors”). All outstanding shares converted (collectively, the “Conversion”) into shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) upon the approval of the Company’s stockholders on July 29, 2003.

In connection with the Financing, the Company also issued two warrants to each Investor to purchase shares of common stock at an exercise price equal to the conversion price of $1.2079 (the “Conversion Price”), of which (i) one warrant entitles the Investor to purchase up to an additional 10% of the aggregate number of shares of common stock issuable upon the conversion of the Series C Preferred Stock and only becomes exercisable upon the effective date of Conversion; and (ii) a second warrant entitles the Investors to purchase up to 4.8% of the aggregate number of shares of common stock that would have been issuable upon conversion of the Series C Preferred Stock and only becomes exercisable in the event the Investors become entitled to redeem shares of Series C-1 Preferred Stock. Each warrant will remain exercisable in the event the Investor becomes entitled to redeem shares of Series C-1 Preferred Stock. Each warrant will remain exercisable until the fifth anniversary of the date on which the warrant first became exercisable. All warrants issued pursuant to this transaction may be exercised through a cashless exercise. The second warrants were cancelled upon Conversion on July 29, 2003.

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

The Company agreed to terms of the Series C Preferred Stock when the $1.2079 conversion price approximated fair value of the underlying common stock. However, the Series C Preferred Stock and associated warrants were subject to stockholder approval which occurred on July 29, 2003, at which time the price of the Company’s common stock was $9.35 per share. Accordingly, the Series C transaction contained an embedded beneficial conversion feature, which was required to be valued separately. The Company allocated the proceeds received to the Series C Preferred Stock and detachable warrants based on a relative fair value basis. The $5.4 million value ascribed to the five-year detachable warrants was determined using a Black Scholes pricing model (143% volatility, $9.35 fair value at July 29, 2003, $1.2079 exercise price, 1.48% discount rate, average life of 2.5 years and dividend yield of 0%). Pursuant to ETIF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside of the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. The intrinsic value of the beneficial conversion feature was calculated as the difference between the conversion price of $1.2079 and the fair value of the common stock into which the Series C Preferred Stock was convertible into on the stockholder approval date of $9.35 per share, or an intrinsic value of $8.15 per share, which is greater than the proceeds allocated. Accordingly, the amount of the discount was limited to the amount of cash allocable to the transaction. Therefore, the Company recorded a non-cash charge of approximately $1.8 million in the third quarter of 2003 which is included in “Preferred stock conversion discount” on the consolidated statement of operations.

As of December 31, 2005, all shares of Series C Preferred Stock were converted into shares of common stock.

(b) Common Stock

Secondary Stock Offering

On March 30, 2004, the Company completed a secondary stock offering in which a total of 8.0 million shares of common stock were sold at $6.00 per share. Of the shares sold, the Company sold 6.0 million shares and selling stockholders sold 2.0 million shares. The Company and the selling stockholders received proceeds net of underwriting discounts and commission, and before other offering expenses, of $33.8 million and $11.3 million, respectively. In connection with the offering, the Company and selling stockholders granted to the underwriters an option to purchase up to an additional 1.2 million shares of common stock at $6.00 per share less underwriting discounts and commissions for the purpose of covering over-allotments. Of the additional shares offered, approximately 0.8 million shares and 0.4 million shares were offered by the Company and by the selling stockholders, respectively. The underwriters exercised the over-allotment option in April 2004. The Company and selling stockholders received additional proceeds of $4.3 million and $2.3 million, respectively, net of underwriting discounts and commissions and before other offering expenses.

Reverse Split of Common Stock

On February 27, 2004, the Company completed a one-for-five reverse split of its common stock. As a result of the reverse split, every five shares of the Company’s common stock were combined into one share of common stock. The reverse split did not affect the number of shares of preferred stock and warrants outstanding, however, the conversion ratio was adjusted accordingly. All figures relating to common stock, preferred stock, stock options, warrants and other equity-linked instruments have been adjusted in this Form 10-K to reflect the reverse split.

Increase in Authorized Shares

On July 29, 2003, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase its authorized shares to 360 million shares.

Other Issuances

On August 19, 2004, the Company issued approximately 4.5 million shares of common stock, valued at $12.6 million, in connection with the acquisition of Decide (see Note 3).

On January 6, 2004, the Company issued approximately 2.1 million shares of common stock, valued at $14.6 million, in connection with the acquisition of 24/7 Real Media Korea (see Note 3).

On May 23, 2003, the Company issued approximately 1.0 million shares of common stock, valued at approximately $1.8 million, plus $1.5 million in cash, to PubliGroupe, in exchange for forgiveness of three promissory notes and the related accrued interest (see Note 11).

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

Additional Paid-in Capital

During the year ended December 31, 2005, the Company’s additional paid-in capital increased by $4.0 million primarily due to $2.3 million in stock-based compensation related to restricted shares to be issued to employees and $1.7 million from exercise of stock options.

Reserved Shares

Shares reserved for future issuance as of December 31, 2005 are as follows:

Reserved Shares
Reserved for issued and outstanding warrants	589,349
Reserved for stock incentives under the 1998 Stock Incentive Plan	1,002,878
Reserved for stock incentives under the 2001 Stock Incentive Plan	273,528
Reserved for stock incentives under the 2002 Stock Incentive Plan	12,471,819

(c) Warrants

Warrant activity during the periods indicated was as follows:

	Warrants (1)	Weighted Average Exercise Price
Outstanding at December 31, 2002	8,316,200	$2.05
Granted	6,280,655	4.20
Exercised	(8,687,268)	1.10
Canceled	(2,805,870)	36.30
Outstanding at December 31, 2003	3,103,717	$7.45
Granted	—	—
Exercised	(42,428)	1.21
Canceled	(114,542)	6.12
Outstanding at December 31, 2004	2,946,747	$7.61
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2005	2,946,747	$7.61

(1) On February 27, 2004, the Company completed a one-for-five reverse split of its common stock.  As a result of the reverse split, every five shares of its common stock were combined into one share of common stock. The reverse split does not affect the number of shares of warrants outstanding, however, the conversion ratio was adjusted accordingly. The 2.9 million warrants outstanding at December 31, 2005 could be converted into approximately 0.6 million shares of its common stock.

Warrants outstanding at December 31, 2005 consist of warrants issued in connection with the Company’s Series C (see Note 13(a)) and Debenture (see Note 12) financing. Warrants generally expire five years from the date of grant.

NOTE 14 - STOCK INCENTIVE PLANS

1998 Stock Incentive Plan

During 1998, the board of directors and stockholders of the Company approved the 1998 Stock Incentive Plan as amended (the “Plan”). The following is a summary of the material features of the Plan. This Plan replaced the 1995 Stock Option Plan - Amended, which had been established in 1995 and amended in 1996.

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

During 2001, the total number of shares that may be issued or used for reference purposes pursuant to the Plan was increased to 1,772,171. The amount was increased by 21,866 for the pooling with Sift and 15,427, 59,400, 8,460, 17,740, 15,350, 69,850 for the acquisitions of Music Marketing Network, Inc. d/b/a ConsumerNet, IMAKE, Sabela Media, Inc., AwardTrack, Inc., iPromotions, and Website Results, Inc., respectively, for a total of 1,980,263. On January 1, 2002, in accordance with the terms of the Plan, shares available under the Plan were increased by 297,046, for a total of 2,277,309.

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

2001 Equity Compensation Plan

On February 26, 2001, the board of directors and stockholders of the Company approved the 24/7 Real Media, Inc. 2001 Equity Compensation Plan (“2001 Equity Plan”), to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. The aggregate number of shares of common stock that may be issued shall not exceed 250,000 shares.

2001 Stock Incentive Plan for Non-Officers

On January 2, 2001, the board of directors of the Company approved the 24/7 Real Media, Inc. 2001 Stock Incentive Plan for Non-Officers (“2001 Plan”). All employees of and consultants to the Company and its affiliates are eligible to be granted non-qualified stock options under this plan, provided that such persons are not officers. Eligibility under the 2001 Plan and award amounts shall be determined by the Stock Incentive Committee. A maximum of 500,000 shares of common stock may be issued or used for reference purposes pursuant to the 2001 Plan. The maximum number of shares of common stock subject to each stock option grant to any individual under the 2001 Plan is 50,000 for each fiscal year during the term of the plan.

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

2002 Stock Incentive Plan

On September 10, 2002, the Shareholders approved the 2002 Stock Incentive Plan to enable the Company to offer and issue to certain employees, consultants and non-employee directors of the Company and its affiliates its common stock in order to strengthen the mutuality of interests between such parties and the Company’s shareholders. The aggregate number of shares of common stock that may be issued pursuant to the 2002 Stock Incentive Plan shall not exceed 2.0 million. During 2003, 2004 and 2005, the shareholders approved amendments to the 2002 Stock Incentive Plan to increase the number of shares that may be subject to awards thereunder by 2.0 million, 4.0 million and 7.0 million, respectively. The number of shares available under the 2002 Stock Incentive Plan also automatically increases on the first trading day of each calendar year, beginning with 2003 by an amount equal to 3% of the sum of the common stock outstanding and the preferred stock on an as if converted basis, up to 600,000.

Other Stock Incentive Plans

As a result of the acquisition of Exactis.com, Inc., the Company acquired Exactis’ 1996, 1997 and 1999 stock option plans (the “Exactis Plans”). No further options will be granted under these plans. As a result of the sale of Exactis these plans were terminated and no options are currently outstanding under these plans.

Stock option activity during the periods indicated was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	2,451,332	$9.85
Granted	1,858,176	1.60
Exercised	(695,760)	1.35
Canceled	(228,109)	17.75
Outstanding at December 31, 2003	3,385,639	$5.85
Granted	2,043,654	6.41
Exercised	(657,141)	1.29
Canceled	(280,223)	10.79
Outstanding at December 31, 2004	4,491,929	$6.62
Granted	6,775,300	5.04
Exercised	(711,690)	2.33
Canceled	(960,161)	7.58
Outstanding at December 31, 2005	9,595,378	$5.74

Vested at December 31, 2003	2,182,247	$7.81
Vested at December 31, 2004	4,081,854	$7.06
Vested at December 31, 2005	4,091,044	$6.39

Options available for grant at December 31, 2005	4,114,980

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Shares Outstanding	Weighted Average Exercise Price of Shares Exercisable	Number Exercisable

$0.00 - 2.00	1,740,808	6.5	$1.14	$1.14	1,703,807
2.01 - 5.00	3,791,579	9.0	4.20	4.12	983,052
5.01 - 10.00	3,973,925	9.2	6.55	6.82	1,315,119
10.01 - 318.00	89,066	3.5	125.48	125.48	89,066
	9,595,378	8.6	$5.74	$6.39	4,091,044

In October 2004, the Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price per share of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately (see Note 2(o)).

Restricted Stock

In January 2005, the Company entered into agreements to issue 1.7 million shares of restricted stock to certain employees, subsequently adjusted to 1.5 million for forfeitures. Approximately 0.9 million will be issued and vested annually over a three year period contingent upon employment with the Company on the dates of vesting.  Approximately 0.6 million will be issued and vested contingent upon the attainment of a performance milestone of the Company’s stock, which is outside the control of the Company.  In accordance with APB 25, no expense related to these shares is recorded until the Company’s stock price reaches the milestone.  If the Company’s stock price reaches the milestone, the Company would incur approximately $5.8 million in stock-based compensation.

In November 2005, the Company entered into agreements to issue 0.8 million shares of restricted stock to certain employees over three years.  Approximately 0.1 million shares will be issued and vested in each of November 2006 and 2007; and approximately 0.6 million will be issued and vested in November 2008 contingent upon employment with the Company on the dates of issuance.  The Company also entered into agreements to issue 0.8 million shares of restricted stock to executives which will vest in November 2013.  The restricted shares may be issued and vested earlier if certain performance targets are met for the year ended December 31, 2006 and the three-year period ended December 31, 2008.

NOTE 15 – RECOVERY OF INVESTMENT

In 2005, the Company received $2.3 million as a return on an investment in Bidland Systems, Inc. (“Bidland”). The return was a result of the settlement of pending litigation between Bidland and another party, and the subsequent dissolution and liquidation of Bidland.  In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.  There were no similar returns on investments for the year ended December 31, 2005.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information

The Company capitalized approximately $1.1 million of computer equipment that was received but unpaid at December 31, 2004.

During 2005, 2004 and 2003, the amount of cash paid for interest was approximately $0.3 million, $0.2 million and $8,000, respectively.

During 2005, 2004 and 2003 the amount of cash paid for income taxes was approximately $0.2 million, $0.1 million and $0.1 million, respectively.

Non-Cash Investing and Financing Activities

The Company accrued $5.0 million related to achievement of certain performance targets from the acquisition of Decide which will be paid partially in cash in 2006.  This amount is reflected as a liability and additional goodwill on the consolidated balance sheets.

Warrants to purchase approximately 8,486 shares of the Company’s common stock at an average of $1.21 per share were exercised during 2004 in exchange for approximately 7,260 shares of the Company’s common stock in cashless exercises of warrants.

Warrants to purchase approximately 1.5 million shares of the Company’s common stock at an average of $1.10 per share were exercised during 2003 in exchange for approximately 1.3 million shares of the Company’s common stock in cashless exercises of warrants.

In the second quarter of 2003, approximately 1.0 million shares of common stock, valued at $1.8 million, were issued in connection with the retirement of the PubliGroupe promissory notes.

During 2004 and 2003, the Company issued approximately 6.6 million shares of common stock, valued at $27.2 million, and 0.7 million shares of common stock, valued at $1.1 million, for acquired businesses, respectively.

NOTE 17 - BENEFIT PLANS

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

(a)          Capital Leases and Operating Leases

The Company leases office equipment under capital lease agreements and various facilities and certain equipment under operating lease agreements. The operating lease agreements include the space for the Company’s corporate headquarters, sales offices and various types of equipment for varying periods of time, with the last lease expiring in December 2015. Rent and utilities expense from all operating leases amounted to $2.7 million, $2.3 million and $2.0 million for the years ended 2005, 2004 and 2003, respectively.

Future minimum payments under non-cancelable capital leases and operating leases at December 31, 2005 are as follows:

	Capital Leases	Operating Leases	Subleases
	(in thousands)
Year Ending December 31,
2006	$30	$2,791	$(706)
2007	19	2,672	(714)
2008	—	2,420	(486)
2009	—	1,843	—
2010	—	1,856	—
Thereafter	—	4,278	—
Total minimum lease payments	49	$15,860	$(1,906)
Less amount representing interest	3
Present value of minimum lease payments	46
Less current portion	31
Long-term portion	$15

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

The amended media services agreement provides that Lycos will have the exclusive right to sell advertising, and for the billing and collection of all advertising, on Wired.com and Quote.com, until July 1, 2005 and January 1, 2006, respectively.  On or prior to the respective transition dates, the Company will identify twenty advertising accounts (“24/7 Accounts”) to which it has sold advertising on Wired.Com and Quote.com.

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

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and will retain an additional 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos.  Accordingly, at December 31, 2005 the Company has a net $1.0 million in prepaid royalties of which $0.6 million is included in prepaid expenses and other current assets and the remaining portion of $0.4 million is included in other assets which will be applied to future royalties payable to Lycos.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Expected amortization will amount to $0.9 million for each of the years ended December 31, 2006, 2007 and 2008 and will amount to $0.1 million for the year ended December 31, 2009. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

(c) Acquisition Earn-Out Liability

The Company has contingent obligations related to its acquisitions of Decide and Insight First, Inc. The former Decide stockholders may receive up to an additional $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005. At December 31, 2005, the Company accrued and reflected as additional goodwill $5.0 million for the contingent earn-out obligation as a result of the achievement of these targets..

The Company initially estimated that the earn-out target for Insight was achieved for 2004 and, accordingly, the Company accrued at December 31, 2004, in the consolidated balance sheets, the earn-out liability of approximately $0.3 million.  In December 2004, the Company recorded an impairment charge related to the analytics technology that was acquired with Insight due to significant rewrites of the underlying software code. The unamortized balance of $0.9 million, inclusive of the earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, was impaired at December 31, 2004 and reflected as impairment of intangible assets on the consolidated statement of operations.  During 2005, the Company determined that the earn-out threshold for 2004 was not achieved and accordingly, reversed and reflected the accrued earn-out as other income on the consolidated statements of operations.

(d) Indemnifications

In connection with the Company’s commercial agreements, it provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of such agreements and out of intellectual property infringement claims made by third parties.

LITIGATION

The Company is not involved in any material pending legal proceedings at this time.

NOTE 19 - SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As a result of the acquisition of Decide, the Company has been reporting Search as a separate segment from Media. In order to make financial decisions and allocate resources among business segments and geographic areas, management relies on an internal management reporting process that provides revenue and segment operating income in each segment and area. Segment operating income (loss) excludes depreciation, amortization of intangible assets and deferred financing costs, stock based compensation, restructuring, and impairment of assets, as management believes it is an appropriate measure of operating performance.  Revenue is attributed to individual countries primarily based on where sales are generated. The Company has adjusted prior period segment disclosure to conform to the current presentation. The summarized segment information as of and for the three years ended December 31, 2005, are as follows:

	Media	Search	Technology	Total
	(in thousands)
2005
Revenues	$65,363	$51,430	$23,001	$139,794
Segment operating income (loss)	5,220	(129)	4,651	9,742
Depreciation	278	646	1,943	2,867
Amortization of intangible assets and deferred financing costs	1,981	1,579	831	4,391
Stock-based compensation	610	747	870	2,227
Provision for capital assessment	103	222	62	387
Restructuring	252	228	493	973
Income (loss) from operations	1,996	(3,551)	452	(1,103)

2004
Revenues	$49,879	$16,439	$18,937	$85,255
Segment operating income (loss)	1,021	(610)	2,030	2,441
Depreciation	585	239	1,005	1,829
Amortization of intangible assets and deferred financing costs	1,865	1,151	1,315	4,331
Stock-based compensation	152	200	186	538
Restructuring	124	449	268	841
Impairment of intangible assets	—	—	896	896
Impairment of property and equipment	—	25	762	787
Loss from operations	(1,705)	(2,674)	(2,402)	(6,781)

2003
Revenues	$23,562	$10,342	$15,277	$49,181
Segment operating loss	433	(1,060)	(43)	(670)
Depreciation	1,054	404	894	2,352
Amortization of intangible assets and deferred financing costs	561	865	1,298	2,724
Stock-based compensation	343	468	505	1,316
Restructuring	365	391	895	1,651
Impairment of intangible assets	1,321	—	—	1,321
Loss from operations	(3,211)	(3,188)	(3,636)	(10,035)

Total assets (1):
December 31, 2005	$47,316	$53,352	$14,325	$114,993
December 31, 2004	$45,570	$36,849	$11,639	$94,058
December 31, 2003	$6,612	$3,769	$11,173	$21,554

(1) Not included in segment assets for 2005, 2004 and 2003 is $27,811, $27,340 and $24,626, respectively.

	United	United	South	Other -
	States	Kingdom	Korea	International	Total
	(in thousands)
2005
Revenues	$62,555	$27,919	$14,481	$34,839	$139,794
Long-lived assets	11,747	762	15,738	33,863	62,110

2004
Revenues	$42,739	$14,796	$12,568	$15,152	$85,255
Long-lived assets	11,603	351	16,512	30,432	58,898

2003
Revenues	$29,499	$9,412	$—	$10,270	$49,181
Long-lived assets	9,548	146	—	1,569	11,263

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED

The following is a summary of selected quarterly financial data for the years ended December 31, 2005 and 2004:

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Revenues	$29,070	$33,886	$35,117	$41,721
Gross profit	11,819	13,635	13,577	15,463
Amortization	1,140	1,139	1,140	972
Stock-based compensation	513	440	493	780
Provision for capital assessment	—	—	—	387
Restructuring costs	973	—	—	—
Income (loss) from operations	(1,923)	(30)	(110)	960
Change in fair value of warrant liability	150	(110)	(384)	(37)
Recovery of investment	2,100	—	—	240
Impairment of marketable securities	(588)	—	—	—
Gain (loss) on sale of marketable securities	—	7	(25)	34
Net income (loss)	(406)	(190)	(765)	1,399
Net income (loss) attributable to common stockholders	(418)	(200)	(768)	1,399
Net income (loss) per common share - basic:
Net income (loss) attributable to common stockholders	$(0.01)	$—	$(0.02)	$0.03
Net income (loss) per common share - diluted:
Net income (loss) attributable to common stockholders	$(0.01)	$—	$(0.02)	$0.03

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Revenues	$17,381	$19,597	$20,807	$27,470
Gross profit	7,118	8,231	8,559	12,117
Amortization	788	1,414	1,068	1,061
Stock-based compensation	199	298	209	(168)
Restructuring costs	—	501	—	340
Impairment of intangible assets	—	—	—	896
Impairment of property and equipment	—	—	—	787
Loss from operations	(1,218)	(1,989)	(1,731)	(1,843)
Change in fair value of warrant liability	928	881	266	(35)
Gain on legal settlement	—	2,896	—	—
Impairment of investments	—	—	—	(1,052)
Net income (loss)	(392)	1,591	(1,590)	(2,764)
Net income (loss) attributable to common stockholders	(510)	1,487	(1,663)	(2,775)
Net income (loss) per common share - basic and diluted:
Net income (loss) attributable to common stockholders	$(0.02)	$0.04	$(0.04)	$(0.06)

NOTE 21 – VALUATION AND QUALIFYING ACCOUNTS

Year ended December 31,	Balance at Beginning of Period	Additions Charged to Expense	Deductions (1)	Balance at End of Period
2005
Allowance for doubtful accounts	$1,210	$1,516	$(776)	$1,950
Reserve for sales allowance	517	517	(678)	356
Total	$1,727	$2,033	$(1,454)	$2,306

2004
Allowance for doubtful accounts	$902	$519	$(211)	$1,210
Reserve for sales allowance	69	544	(96)	517
Total	$971	$1,063	$(307)	$1,727

2003
Allowance for doubtful accounts	$860	$409	$(367)	$902
Reserve for sales allowance	509	(240)	(200)	69
Total	$1,369	$169	$(567)	$971

(1) Deductions against the allowance for doubtful accounts or reserves for sales allowance represent write-offs of amounts deemed uncollectible and credits issued to customers, respectively.

NOTE 22 - SUBSEQUENT EVENTS - UNAUDITED

IMAKE – Note Receivable & Earn-out Receivable

In exchange for the 6% $2.0 million note and related accrued interest of approximately $0.7 million and remaining earn-out obligations of $1.3 million, the Company agreed to an immediate cash payment of $0.2 million and a new note of $3.25 million which is payable in three equal installments on the first anniversary, the second anniversary and when IMAKE receives funding in excess of $1.0 million or the secondary anniversary. The note is valued at $0.5 million on the consolidated balance sheets. See Note 6.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.

By:	/s/ David J. Moore
David J. Moore
Chief Executive Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Moore	Chairman of the Board and	March 15, 2006
David J. Moore	Chief Executive Officer
(Principal Executive Officer)

/s/ Jonathan K. Hsu	Executive Vice President and	March 15, 2006
Jonathan K. Hsu	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert J. Perkins	Director	March 15, 2006
Robert J. Perkins

/s/ Arnie Semsky	Director	March 15, 2006
Arnie Semsky

/s/ Tony Schmitz	Director	March 15, 2006
Tony Schmitz

/s/ Moritz F. Wuttke	Director	March 15, 2006
Moritz F. Wuttke

/s/ Val Zammit	Director	March 15, 2006
Val Zammit

(c) Exhibit Index.

Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated October 30, 2001, between 24/7 Real Media, Inc., Continuum Holding Corp., PubliGroupe USA Holding, Inc. and Real Media, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s filing on Form 8-K filed November 1, 2001)

2.3

Asset Purchase Agreement, dated as of January 12, 2003, by and among 24/7 Real Media, Inc., Insight First, Inc., and certain stockholder’s name therein. (Incorporated by reference to Exhibit 2.1 to the Registrant’s filing on Form 8-K filed January 23, 2003)

2.4

Stock Purchase Agreement, dated January 22, 2002, by and among 24/7 Real Media, inc., IMAKE Software & Services, Inc. and Schaszberger Corp. (Incorporated by reference to Exhibit 1.1 to the Registrant’s filing on Form 8-K filed February 6, 2002)

2.5

Share Acquisition Agreement, dated as of December 16, 2003, by and among 24/7 Real Media, Inc., and Real Media Korea Co. Ltd. (“RMK”) and other selling shareholder’s of RMK (the “Selling Shareholders”). (Incorporated by reference to Exhibit 2.1 to the Registrant’s filing on Form 8-K filed January 12, 2004)

2.6

Registration Rights Agreement, dated as of August 19, 2004, by and among 24/7 Real Media, Inc. and the Decide Selling Shareholders. (Incorporated by reference to Exhibit 2.3 to the Registrant’s filing on Form 8-K on August 20, 2004)

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	By-laws of the Company. (1)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-1 filed June 14, 1998)
4.2

Securities Purchase Agreement, dated September 26, 2003, by and between the Company and The Riverview Group LLC (“Riverview”). (Incorporated by reference to Exhibit 4.1 to the Registrant’s filing on Form 8-K filed on September 29, 2003)

4.3	Form of Debenture issued to Riverview. (Incorporated by reference to Exhibit 4.2 to the Registrant’s filing on Form 8-K on September 29, 2003)
4.4	Form of Warrant to purchase Common Stock issued to Riverview. (Incorporated by reference to Exhibit 4.3 to the Registrant’s filing on Form 8-K on September 29, 2003)
4.5

Registration Rights Agreement, dated as of September 26, 2003, by and between the Company and Riverview. (Incorporated by reference to Exhibit 4.4 to the Registrant’s filing on Form 8-K filed on September 29, 2003)

10.1	1998 Stock Incentive Plan. (1)
10.2	2001 Stock Incentive Plan for Non-Officers. (2)
10.3	2001 Equity Compensation Plan. (2)
10.4	Form of Stock Option Agreement. (1)
10.5	2002 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant’s filing on Form 10-K filed on March 31, 2003)
10.6	GlobalCenter Master Service Agreement, dated May 1, 1998. (1)
10.7	2002 Stock Incentive Plan. (Incorporated by reference to the Registrant’s Proxy Statement filed on August 9, 2002)
10.8

Letter Agreement, dated May 23, 2003, by and among 24/7 Real Media Inc., Real Media, Inc. and PubliGroupe USA Holding, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s filing on Form 8-K filed June 12, 2003)

10.9	Services Agreement between Lycos, Inc. and 24/7 Real Media, Inc. dated February 11, 2004. (Incorporated by reference to Exhibit 99.2 to the Registrant’s filing on Form 8-K filed February 11, 2004)
10.10	Amendment No. 1 to Services Agreement, dated as of December 7, 2004, by and between 24/7 Real Media, Inc. and Lycos, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s filing on Form 8-K on December 14, 2004)
10.11

Consulting Agreement, dated as of November 1, 2004, by and between 24/7 Real Media, Inc., and Pine Street Capital Partners. (Incorporated by reference to Exhibit 10.1 to the Registrant’s filing on Form 10-Q on November 9, 2004)

10.12	Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and David J. Moore. (3)
10.13	Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and Mark E. Moran. (3)
10.14	Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and Jonathan K. Hsu. (3)
21.1	List of Subsidiaries of the Company. (3)
23.1	Consent of Goldstein Golub Kessler LLP. (3)
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

1)              Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 4, 1998 (File No. 333-56085). TFSM’s certificate of incorporation has since been amended as follows: Certificate of Amendment, filed with the Delaware Secretary of State on June, 28, 2000; Certificate of Ownership and Merger, filed with the Delaware Secretary of State on November 9, 2001; Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrants filings on Amended Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Increase filed with the Delaware Secretary of State on September 12, 2002; Certificate of Designation, filed with the Delaware Secretary of State on September 19, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed October 4, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.2 filed to the Registrant’s filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Increase, filed with the Delaware Secretary of State on June 4, 2003; Certificate of Amendment of Restated Certificate, filed with the Delaware Secretary of State on August 29, 2003; and Certificate of Amendment, filed with the Delaware Secretary of State on February 26, 2004.

2)              Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-8 filed February 28, 2001 (File No. 333-56308).

3)              Filed herewith.