Form 10-Q
period 2006-03-31
24/7 REAL MEDIA INC
filed 2006-05-10
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON-ACCELERATED FILER ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At March 31, 2006
Common Stock, par value $.01 per share	48,453,626 Shares

24/7 Real Media, Inc.

March 31, 2006

FORM 10-Q

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser® and 24/7 Search® are registered trademarks of 24/7 Real Media, Inc. and Open AdSystem™ and Decide DNA™ are pending trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,562	$40,009
Accounts receivable, less allowances of $2,486 and $2,306, respectively	41,549	38,316
Prepaid expenses and other current assets	3,135	2,369

Total current assets	86,246	80,694

Property and equipment, net	7,094	7,131
Goodwill	39,573	39,573
Intangible assets, net	9,183	9,715
Other assets	5,077	5,691

Total assets	$147,173	$142,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,795	$19,396
Accrued liabilities	17,363	23,987
Deferred revenue	3,495	3,218
Subordinated convertible debentures, 2%, due 2006	14,694	14,542

Total current liabilities	57,347	61,143

Warrant liability	759	897
Other long-term liabilities	484	489

Total liabilities	58,590	62,529

Commitments and contingencies
Minority interests in consolidated subsidiaries	1,514	1,556

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized; 1,643,250 shares issued and none outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 48,453,626 and 46,227,772 shares issued and outstanding, respectively	484	462
Additional paid-in capital	1,193,372	1,177,715
Accumulated other comprehensive income	1,083	896
Accumulated deficit	(1,107,870)	(1,100,354)
Total stockholders’ equity	87,069	78,719

Total liabilities and stockholders’ equity	$147,173	$142,804

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues:
Media	$18,230	$14,229
Search	17,833	9,622
Technology	6,878	5,219
Total revenues	42,941	29,070

Cost of revenues:
Media	12,576	9,627
Search	13,092	6,632
Technology (inclusive of $179 and $8 of stock-based compensation,
respectively)	1,599	1,000
Total cost of revenues	27,267	17,259

Gross profit	15,674	11,811

Operating expenses:

Sales and marketing (inclusive of $1,545 and $120 of stock-based compensation, respectively)	7,985	5,410
General and administrative (inclusive of $6,338 and $335 of stock-based compensation, respectively)	11,298	4,919
Product development (inclusive of $977 and $50 of stock-based compensation, respectively)	2,758	1,292
Amortization of intangible assets and deferred financing costs	890	1,140
Restructuring costs	—	973

Total operating expenses	22,931	13,734

Loss from operations	(7,257)	(1,923)

Interest income (expense), net	65	(88)
Change in fair value of warrant liability	(252)	150
Recovery of investment	—	2,100
Impairment of marketable securities	—	(588)
Other income (expense), net	110	(46)

Loss before provision for income taxes and minority interest in operations of consolidated subsidiary	(7,334)	(395)

Provision for income taxes	(230)	(11)
Minority interest in operations of consolidated subsidiary	48	—

Net loss	$(7,516)	$(406)

Dividends on preferred stock	—	(12)

Net loss attributable to common stockholders	$(7,516)	$(418)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.01)

Weighted average shares outstanding used in basic and diluted net loss per share	46,848,231	44,831,154

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,516)	$(406)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	832	598
Provision for doubtful accounts and sales reserves	459	604
Amortization of intangible assets and deferred financing costs	890	1,140
Amortization of debt discount	152	152
Non-cash compensation	9,039	513
Accrued interest on notes payable	74	75
Change in fair value of warrant liability	252	(150)
Impairment of investments	—	588
Recovery of investment	—	(2,100)
Minority interest in losses of consolidated subsidiary	(48)	—
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(3,693)	25
Prepaid expenses and other current assets	(1,120)	(690)
Other assets	57	(532)
Accounts payable and accrued liabilities	699	2,126
Deferred revenue	277	(182)

Net cash provided by operating activities	354	1,761

Cash flows from investing activities:
Capital expenditures, including capitalized software	(795)	(2,150)
Recovery of investment	—	2,100
Proceeds from sale / maturities of short-term investments	—	648

Net cash provided by (used in) investing activities	(795)	598

Cash flows from financing activities:
Proceeds from exercise of stock options	2,856	71
Proceeds from note receivable	200	—
Cash paid for acquisitions	(1,250)	—
Payment of capital lease obligations	(3)	(12)

Net cash provided by financing activities	1,803	59

Net change in cash and cash equivalents	1,362	2,418
Effect of foreign currency on cash	191	(61)
Cash and cash equivalents at beginning of year	40,009	27,690

Cash and cash equivalents at end of period	$41,562	$30,047

See accompanying notes to unaudited interim condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”) together with its subsidiaries provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing (“SEM”) services, online advertisement serving, analytics and audience management. As of March 31, 2006, the Company principally operated in North America, Europe, South Korea, Japan and Australia and provided the following products and services:

Media, collectively marketed as the 24/7 Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

Search, primarily consisting of full budget management services, including paid-inclusion service and pay-per-click bid management, optimization services and search engine and consulting services, including natural search engine optimization services designed to help advertisers promote their Web sites in or in association with relevant search results displayed by the Company’s partner search engines and to optimize their search marketing budgets.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries from their respective dates of acquisition. The interest of shareholders other than those of the Company is recorded as minority interest in the accompanying consolidated statements of operations and consolidated balance sheets. When losses applicable to minority interest holders in a subsidiary exceed the minority interest in the equity capital of the subsidiary, these losses are included in the Company’s results, as the minority interest holder has no obligation to provide further financing to the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying interim consolidated financial statements are unaudited, except for the condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements. In the Company’s opinion, the consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of the operations and cash flows of the Company for the interim periods presented. The financial statements, financial data and other information disclosed in the notes to the consolidated results are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31,

2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(b) Use of Estimates

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accruals, allowance for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

(c) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less from the balance sheet date, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts.

The Company maintains letters of credit, secured by cash, related to its office leases. Cash secured by letters of credit with maturities of one year or less from the balance sheet date is classified as other current assets, and cash secured by letters of credit with maturities greater than one year from the balance sheet date is classified as other assets on the consolidated balance sheets.

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

At times, cash may exceed the federally insured limits. In addition, the majority of the Company’s cash is managed by a few financial institutions.

Accounts receivable are typically unsecured. To appropriately manage credit risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required. The Company maintains reserves for estimated credit losses and these losses have generally been within management’s expectations.

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three months ended March 31, 2006 or 2005.

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

(h) Property and Equipment; Capitalized Software

Property and equipment are recorded at cost and are depreciated using the straight-line method over the shorter of the estimated useful life of the related asset, generally three to five years, and the lease term.

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

As required by SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product, and discontinues capitalization when a product is available for general release to customers. Capitalized software is depreciated using the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the sum of current and anticipated future gross revenue for that product and (b) the straight-line method over the remaining estimated economic life of the software, generally four years.

(i) Business Combinations

The Company’s acquisitions are accounted for as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The Company allocates a portion of the purchase price to tangible and intangible assets based on their respective estimated fair values, and records as goodwill any remaining unallocated portion of the purchase price. Intangible assets include trademarks, customer relationships, acquired technology and covenants not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to seven years, except for trademarks that have an indefinite life.

(j) Impairment of Long-Lived Assets

The Company evaluates goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent to which or manner in which an asset is used, or a significant adverse change that indicates that the carrying amount of an asset or group of assets is not recoverable. The Company assesses impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the assets.

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

(l) Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for each period. Translation adjustments are recorded as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the consolidated statements of operations.

(m) Revenue Recognition; Cost of Revenues; Deferred Revenue

Media

Media revenues are generated from fees paid by client advertisers for advertising impressions. The Company typically offers advertisers a pricing model based on a cost-per-thousand impressions, or CPM, which enables a client advertiser to pay a fee based on the number of times its advertisement is displayed. E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenues are recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make royalty payments to Web sites and e-mail lists that have contracted with the Company in the period in which the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Search

Search revenue is primarily based on either a percentage of media spend or a cost-per-click, or CPC, fee model paid by client advertisers. These fees are generated each time users click on Web site listings that the Company submitted into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, the Company also generates revenue from fees paid by search engines that employ the Company to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. Agreements are primarily short-term and revenues are recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to search engine distribution partners that have contracted with the Company in the period in which the clicks occur. Such expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

When the Company provides SEM services as an agent for a fixed commission, or otherwise in transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis.

Technology

Technology revenues are derived primarily from licensing of the Company’s software, hosted advertisement serving and software maintenance and technical support services. The Company recognizes revenue from advertisement serving hosted centrally on its servers upon delivery. Revenue from software licensing agreements is recognized in accordance with SOP No. 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. Revenue from software maintenance and technical support contracts is recognized ratably over the term of the agreement, which typically does not exceed one year.

Expenses from Technology revenues are primarily payroll costs incurred to deliver and support the software, hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenues in the accompanying consolidated statements of operations.

Deferred Revenue

The Company defers revenues billed or collected in advance of services being completed until the conclusion of the service period to which the advance billing or collection relates. Deferred revenues are included on the consolidated balance sheets as a current liability until the service is performed, and then recognized in the period in which the service is completed. The Company’s deferred revenues primarily consist of billings in advance for software license subscriptions and software maintenance and technical support services.

(n) Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition method allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determined the fair value of these awards using the Black-Scholes option pricing model.

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

(q) Advertising Costs

Costs of advertising and promoting the Company’s products and services are expensed as incurred. Such costs are included in sales and marketing on the statement of operations.

(r) Basic and Diluted Net Income (Loss) Per Share

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

Diluted EPS is equal to basic EPS for the three month periods ended March 31, 2006 and 2005 since all potentially dilutive securities are anti-dilutive. The computation of net loss per share for the three month periods ended March 31, 2006 and 2005 excludes outstanding options to purchase 8.8 million and 8.3 million shares of common stock, respectively; 2.2 million and 1.7 million shares of unvested restricted stock, respectively; the effects of 0.6 million shares of preferred stock for the three month period ended March 31, 2005; 0.5 million and 0.6 million common stock warrants for the three month periods ended March 31, 2006 and 2005, respectively; and 1.7 million shares of common stock for the three month periods ended March 31, 2006 and 2005 related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of the inclusion is anti-dilutive during each period.

NOTE 3 — BALANCE SHEET COMPONENTS

(a) Goodwill

The $39.6 million in goodwill at March 31, 2006 and December 31, 2005 related $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

(b) Intangible Assets, Net

The $9.2 million in intangible assets, net at March 31, 2006 related $6.2 million to Decide and $3.0 million to 24/7 Real Media Korea. The $9.7 million in intangible assets, net at December 31, 2005 related $6.6 million to Decide and $3.1 million to 24/7 Real Media Korea.

NOTE 4 — RESTRUCTURING COSTS

The Company’s restructuring reserve related to office closing costs decreased from $1.2 million at December 31, 2005 to $1.0 million at March 31, 2006. The amount is included in accrued liabilities in the consolidated balance sheet.

NOTE 5 — 2% SUBORDINATED CONVERTIBLE DEBENTURES

On September 26, 2003, the Company completed the placement to an institutional accredited investor of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”). The Debentures are convertible into shares of the Company’s common stock at $8.75 per share. Interest on the Debentures at the rate of 2% has been due semi-annually as of January 2004. The investor also acquired a five-year warrant (the “Warrants”) to purchase 0.4 million shares of the Company’s common stock at $9.5685 per share.

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures. In addition, on the maturity date the Company may elect to pay the principal of and interest on the Debentures in cash, shares of its common stock or a combination of cash and shares of its common stock. If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ National Market (or such other market on which the common stock are then listed or quoted) for the fifteen consecutive trading days immediately preceding the maturity date. The Company may elect to make interest payments on the Debentures in cash or shares of its common stock. If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ National Market (or such other market on which the common stock are then listed or quoted) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.1 million for each of the three month periods ended March 31, 2006 and 2005.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days, the holder shall have the right, in its sole discretion, to require that the Company immediately redeem up to $7.5 million principal amount of the Debentures in cash. The redemption right constitutes an embedded derivative. The value of this embedded derivative at March 31, 2006 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to $0.2 million for each the three month periods ended March 31, 2006 and 2005.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. For each of the three month periods ended March 31, 2006 and 2005, $0.1 million of deferred financing costs are included in amortization expense.

NOTE 6 - EQUITY INSTRUMENTS

Common Stock

Additional Paid-in Capital

During the three month period ended March 31, 2006, the Company’s additional paid-in capital increased by $15.7 million primarily due to $8.8 million in employee stock-based compensation, $2.8 million from exercise of stock options, $3.7 million for stock issued related to the earn out provisions in a prior acquisition, and $0.4 million related to the cashless exercise of warrants.

NOTE 7 - STOCK INCENTIVE PLANS

(a)  Restricted Stock

In January 2005, the Company entered into agreements to issue 1.7 million shares of restricted stock to certain employees, subsequently adjusted to 1.5 million for forfeitures. Approximately 0.3 million shares were vested and issued in January 2006 and 0.3 million and 0.3 million will be vested and issued in each of January 2007 and 2008 contingent upon employment with the Company on the dates of vesting. Approximately 0.6 million were vested and issued in March 2006 upon the attainment of a market condition of the Company’s stock. In accordance with APB 25, upon the attainment of the market condition in March 2006, the Company incurred a stock-based compensation expense of $5.8 million.

In November 2005, the Company entered into agreements to issue 0.8 million fully vested shares of restricted stock to certain employees over three years. Approximately 0.1 million shares will be issued in each of November 2006 and 2007; and approximately 0.6 million will be issued in November 2008 contingent upon employment with the Company on the dates of issuance. The Company also entered into agreements to issue 0.8 million fully vested shares of restricted stock to executives in November 2013. The restricted shares may be issued earlier if certain performance targets are met for the year ended December 31, 2006 and the three-year period ended December 31, 2008.

The restricted stock awards of Company common stock has a fair value equal to the respective market price of the stock at the date granted. The restricted stock awards require no payment from the employee and compensation cost was valued based on the market price on the grant date and is expensed equally over the vesting period, generally three years. Compensation expense related to vesting of restricted stock awards totaled $7.3 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. The following table summarizes the restricted share unit awards:

		Weighted Average	Weighted Average
	Restricted	Grant Date Fair	Remaining Contractual
	Shares	Value	Life (Years)
Unvested at December 31, 2005	3,053,500	$4.96
Granted	24,000	6.87
Vested	(865,000)	3.35
Cancelled	(40,000)	6.10
Unvested at March 31, 2006	2,172,500	$5.60	1.9

As of March 31, 2006, there was $8.1 million of total unrecognized compensation costs related to unvested restricted stock awards. The $8.1 million is expected to vest over the weighted average of 2 years.

(b) Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition method allows that prior interim periods and fiscal years reported will not reflect restated amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued. The Company historically has not paid dividends.

	March 31,
	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.10%	3.05%
Expected life (in years)	3.0	2.5
Expected volatility	65%	103%

As a result of adopting the standard, the Company recorded pretax compensation expense of $1.6 million for the three months ended March 31, 2006. Share based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to share based compensation and therefore, no tax benefit is recognized for the three months ended March 31, 2006.

Prior to adoption of SFAS No 123R, the cancellation of stock options was accounted for based on actual cancellations during the reporting period. Under SFAS No. 123R the Company is required to estimate forfeitures.

The following table summarizes the stock options outstanding:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2005	9,595,378	$5.74
Granted	174,750	$5.49
Exercised	(896,630)	$3.19
Cancelled	(53,512)	$4.87
Outstanding at March 31, 2006	8,819,986	$5.98	8.5	$49,447,059

Vested and exercisable at March 31, 2006	3,866,253	$6.73	7.5	$24,601,843

The weighted average fair value per option at the date of grant for options granted in first quarter 2006 and 2005 was $3.24 and $2.50, respectively. The intrinsic value for the options exercised during the three month period ended March 31, 2006 was $5.3 million.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - 2.00	1,288,191	6.4	years	$1.12	1,284,563	$1.12
2.01 - 5.00	3,567,455	8.7		4.19	1,339,174	4.19
5.01 - 10.00	3,877,174	9.0		6.52	1,155,350	6.83
10.01 - 323.00	87,166	3.1		127.02	87,166	127.02
	8,819,986	8.5		$5.98	3,866,253	$6.73

As of March 31, 2006, there were $7.8 million of total unrecognized compensation costs related to unvested stock option awards. The $7.8 million is expected to vest over the weighted average of 1.5 years.

		Weighted Average
	Options	Grante Date Fair Value
Nonvested at December 31, 2005	5,470,277	$2.95
Granted	174,750	$2.78
Vested	(647,910)	$2.93
Forfeited	(45,867)	$4.24
Nonvested at March 31, 2006	4,951,250	$3.24

The total fair value of shares vested during the three month period ended March 31, 2006 was $1.9 million.

In general, the Company issues stock option awards at a price equal to the market value on the date of grant. Typically, stock option awards vest annually from the date of grant, and equally over a three year period.

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123”, to stock-based employee compensation. SFAS No. 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded for the three month period ended March 31, 2005, the effect on the Company’s net loss and earnings per share would have been as follows:

Three Months
Ended March 31,
2005 (in thousands,
except per share
amounts)
Net loss, as reported	$(406)

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,488

Pro forma net loss	$(1,894)

Earnings per share:

Basic, as reported	(0.01)
Basic, pro forma	(0.04)

NOTE 8 — RECOVERY OF INVESTMENT

In the first quarter of 2005, the Company received $2.1 million as a return on an investment in Bidland Systems, Inc. (“Bidland”), and subsequently received another $0.2 million in the fourth quarter of 2005. The return on investment was a result of the settlement of pending litigation between Bidland and another party and the subsequent dissolution and liquidation of Bidland. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three month periods ended March 31, 2006 and 2005, the amount of cash paid for interest was $0.2 million and $0.2 million, respectively.

Warrants to purchase 62,091 shares of the Company’s common stock at an average price of $1.21 per share were exercised in the first quarter of 2006 in exchange for 53,884 shares of the Company’s common stock in cashless exercises of warrants.

NOTE 10 — SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. Revenue is attributed to individual countries primarily based on where sales are generated. The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three month periods ended March 31, 2006 and 2005, is as follows:

	Three Month Period Ended March 31, 2006
	Media	Search	Technology	Total
	(in thousands)
Revenues	$18,230	$17,833	$6,878	$42,941
Depreciation	318	375	139	832
Amortization of intangible assets and
deferred financing costs	495	395	—	890
Loss from operations	(2,415)	(3,363)	(1,479)	(7,257)

	Three Month Period Ended March 31, 2005
	Media	Search	Technology	Total
	(in thousands)
Revenues	$14,229	$9,622	$5,219	$29,070
Depreciation	125	174	299	598
Amortization of intangible assets and
deferred financing costs	495	395	250	1,140
Restructuring	252	228	493	973
Loss from operations	(274)	(1,209)	(440)	(1,923)

Total assets: (1)
March 31, 2006	$47,761	$57,365	$11,510	116,636
December 31, 2005	47,316	53,352	14,325	114,993

(1) Not inclusive of corporate segment assets of $30,537 and $27,811, respectively.

	United	United	South	Other -
	States	Kingdom	Korea	International	Total
	(in thousands)
Revenues for the three month period ended March 31, 2006	$18,004	$8,294	$6,065	$10,578	$42,941
Long-lived assets as of March 31, 2006	11,261	753	15,593	33,320	60,927

Revenues for the three month period ended March 31, 2005	$13,868	$6,131	$2,359	$6,712	$29,070
Long-lived assets as of December 31, 2005	11,747	762	15,738	33,863	62,110

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(a) Commitments

Lycos, Inc. Services Agreements

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and will retain an additional 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos. Accordingly, at March 31, 2006 the Company has a net $0.8 million in prepaid royalties of which $0.5 million is included in prepaid expenses and other current assets and the remaining portion of $0.3 million is included in other assets.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million for each of the three month periods ended March 31, 2006 and 2005. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

Acquisition Earn-Out Liability

The Company had contingent obligations related to its acquisition of Decide. The former Decide stockholders could receive up to an additional $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005. In March 2006, the Company paid $1.3 million and issued 0.4 million shares of common stock related to the achievement of 2005 earn-out targets which were accrued at December 31, 2005.

Indemnifications

In connection with the Company’s commercial agreements, it provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.

(b) Litigation

The Company is not involved in any material pending legal proceedings at this time.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements also include any other passages that relate to expected future events or trends that can only be evaluated by events or trends that will occur in the future. Forward-looking statements reflect management’s current subjective opinions, expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s current expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking or other statements, whether as a result of new information, future events or otherwise. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Unless the context requires otherwise in this Quarterly Report on Form 10-Q, the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its consolidated subsidiaries, and references to “24/7 Search” refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., and references to “Decide” refer to Decide Holdings Pty Limited, each a wholly owned subsidiary of 24/7 Real Media, Inc.

GENERAL

24/7 Real Media is a pioneer in the Internet industry, providing online advertising and search engine marketing (“SEM”) strategies since 1995, and has been publicly traded since 1998. We have three distinct lines of business, Media, Search and Technology, and operate in twelve countries. Our Media business helps advertisers increase their reach through sophisticated targeting and a network of over 1,500 affiliated Web sites. Our Search business enables marketers to maximize their SEM spending and achieve optimum returns on their investments. Our Technology business develops and licenses our powerful technology, which serves as the underlying engine for everything we do.

Media

We sell advertising space for Web publishers through the 24/7 Web Alliance, a global alliance of Web sites with brand names, quality content and global reach. Web publishers join the 24/7 Web Alliance to increase advertising revenues from the available advertising space on their Web sites, and we pay them a royalty for their advertising space. We solicit advertisers seeking online strategies to target audiences, build their brands and generate greater customer response. Advertisers purchase space through the 24/7 Web Alliance to make one purchase across several Web sites and to increase the return on their advertising spending. We also use targeting technology to best select advertising space made available through the 24/7 Web Alliance for advertisers and to improve the performance of under-utilized advertising space for Web publishers.

We generate Media revenue from fees paid by client advertisers for advertising space. We typically sell advertising space on a cost-per-thousand-impressions (“CPM”) basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is displayed. We typically count an advertising impression each time a user’s Web browser requests that our computer servers transmit the advertisement. We may charge higher CPMs to advertisers that purchase our advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that purchase advertising space that requires less specific targeting. We have also generated limited media revenue from e-mail advertisements and marketing services.

Search

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

Search revenue is primarily based on either a percentage of media spend or a cost-per-click, or CPC, fee model paid by client advertisers. These fees are generated each time search engine users click Web site listings submitted by us into search engine databases and are directed to our client advertisers’ Web sites. To a lesser extent, we also generate revenue from fees paid by advertisers for consulting services and search engine optimization services, and from fees paid by search engines that employ us to optimize the relevancy of Web site listings and report on advertising campaigns for their advertisers. We develop direct relationships with P4P and algorithmic search engines in order to enhance the services we provide to our client advertisers. We refer to search engines we work with as search engine distribution partners.

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

Insight XE Software and Service. Our Insight XE solution offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences. We charge service fees to Web publishers for operating our Insight XE software centrally on our servers. We determine the service fees by multiplying an agreed CPM by the number of page views measured by our Insight XE software.

Insight ACT Software. Our Insight ACT software, which requires our OAS and Insight XE software solutions, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from Insight ACT on the same basis as the associated OAS and Insight XE arrangements.

We upgrade and issue new releases of our OAS technologies from time to time. We recently released a new version, 6.0, of our OAS platform targeted at Publishers, which builds on the previous 5.8 version, and also incorporates our Insight XE and Insight ACT products as modules, resulting in better integration of these previously stand alone technologies. Future versions on our OAS platform may also incorporate our Decide DNA technology, as well as functionalities of our OAD solution targeting Advertisers.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three month period ended March 31, 2006 to the results of operations for the three month period ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005	$ Var
	(unaudited)	(unaudited)
Revenues:
Media	$18,230	$14,229	$4,001
Search	17,833	9,622	8,211
Technology	6,878	5,219	1,659
Total revenues	42,941	29,070	13,871
Cost of revenues:
Media	12,576	9,627	2,949
Search	13,092	6,632	6,460
Technology (inclusive of $179 and $8 of stock-based compensation, respectively)	1,599	1,000	—
Total cost of revenues	27,267	17,259	10,008
Gross profit	15,674	11,811	3,863
Operating expenses:
Sales and marketing (inclusive of $1,545 and $120 of stock-based compensation, respectively)	7,985	5,410	(5,410)
General and administrative (inclusive of $6,338 and $335 of stock-based compensation, respectively)	11,298	4,919	(4,919)
Product development (inclusive of $977 and $50 of stock-based compensation, respectively)	2,758	1,292	(1,292)
Amortization of intangible assets and deferred financing costs	890	1,140	(250)
Restructuring costs	—	973	(973)
Total operating expenses	22,931	13,734	9,197
Loss from operations	(7,257)	(1,923)	(5,334)
Interest income (expense), net	65	(88)	153
Change in fair value of warrant liability	(252)	150	(402)
Recovery of investment	—	2,100	(2,100)
Impairment of marketable securities	—	(588)	588
Other income (expense), net	110	(46)	156
Loss before provision for income taxes and minority interest in operations of consolidated subsidiary	(7,334)	(395)	(6,939)
Provision for income taxes	(230)	(11)	(219)
Minority interest in operations of consolidated subsidiary	48	—	48
Net loss	$(7,516)	$(406)	$(7,110)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Web Alliance. Web Alliance revenue was $17.8 million for the three month period ended March 31, 2006, as compared to $14.0 million for the three month period ended March 31, 2005, an increase of 27.6%. The remaining Media revenue related to our e-mail services.

Cost of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our 24/7 Web Alliance. Cost of revenues also included advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit increased $1.1 million or 22.9%, however, gross profit margin decreased to 31.0% for the three month period ended March 31, 2006 from 32.3% for the three month period ended March 31, 2005. The decrease in gross profit margin was due to the increased contribution from regions with a lower gross profit percentage, particularly Korea, partially offset by an increase in the percentage of revenue we keep from Web sites and a decrease in the CPM for advertisement serving costs. Advertisement serving costs were $0.4 million for both the three month periods ended March 31, 2006 and 2005.

Search

Revenue. Search revenue was $17.8 million for the three month period ended March 31, 2006, as compared to $9.6 million for the three month period ended March 31, 2005, an increase of 85.3%. The increase was due to an increase in the number of accounts under management and an increase in the average revenue per advertiser account.

Cost of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines.

Gross Profit. Gross profit increased $1.8 million or 58.6%; however, gross profit margins decreased to 26.6% for the three month period ended March 31, 2006 from 31.1% for the three month period ended March 31, 2005. The decrease in gross profit margin was primarily due to a decrease in margin in our Managed Account Service offering as a result of competition in the marketplace as well as the addition of higher volume accounts, which usually command a better price. This decrease was partially offset by a higher growth rate in our other, higher margin products primarily as a result of geographic expansion into Japan.

Technology

Revenue. Technology revenue was $6.9 million for the three month period ended March 31, 2006, as compared to $5.2 million for the three month period ended March 31, 2005, representing an increase of 31.8%. The increase primarily reflects expanded usage of OAS by existing customers and the addition of new customers.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and salaries and benefits of related technical personnel, and is inclusive of stock-based compensation. The cost of revenues is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit increased $1.1 million or 25.1%; however, gross profit margin decreased to 76.8% for the three month period ended March 31, 2006, from 80.8% for the three month period ended March 31, 2005. The decrease in the gross profit margin is due to the inclusion of stock based compensation and a decrease in the CPM for advertisement serving fees charged to the Media segment. Stock-based compensation for the three month periods ended March 31, 2006 and 2005 was $0.2 million and $8,000, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing, and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $8.0 million for the three month period ended March 31, 2006, and $5.4 million for the three month period ended March 31, 2005. The increase was primarily due to the inclusion of stock based compensation of $1.5 million and $0.1 million for the three month periods ended March 31, 2006 and 2005, respectively. The remainder of the increase was due to personnel-related costs as the number of employees included in sales and marketing increased from 194 at March 31, 2005 to 203 at March 31, 2006, increased commissions as a result of higher sales and an increase in marketing activities. Excluding stock based compensation, sales and marketing expenses decreased as a percentage of revenue from 18.2% for the three month period ended March 31, 2005 to 15.0% for the three month period ended March 31, 2006, as we continued to gain operating leverage.

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

General and administrative expenses were $11.3 million for the three month period ended March 31, 2006, and $4.9 million for the three month period ended March 31, 2005. The increase was primarily due to the inclusion of stock-based compensation of $6.3 million and $0.3 million for the three month periods ended March 31, 2006 and 2005, respectively. The remaining increase was due primarily increased depreciation due to the improvement and expansion of our infrastructure, additional professional fees as a result of increased compliance costs as well as additional personnel related costs. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 15.8% to 11.6% for the three month periods ended March 31, 2005 compared to the three month period ended March 31, 2006.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $2.8 million for the three month period ended March 31, 2006, and $1.3 million for the three month period ended March 31, 2005. These amounts are inclusive of stock-based compensation of $1.0 million and $0.1 million for the three month periods ended March 31, 2006 and 2005, respectively. The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings. The number of employees included in product development increased from 47 at March 31, 2005 to 51 at March 31, 2006.

Amortization of Intangible Assets and Deferred Financing Costs

Amortization expense related to intangible assets acquired with Real Media in October 2001, 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment to Lycos, Inc. in connection with a strategic business relationship that we entered into in February 2004.

For the three month period ended March 31, 2006, amortization expense related $0.4 million to acquired technology, $0.1 million to other intangible assets, $0.1 million to deferred financing costs, and $0.2 million to the transition payment to Lycos. For the three month period ended March 31, 2005, amortization expense was attributed as follows: $0.6 million to acquired technology, $0.2 million to other intangible assets, $0.1 million to deferred financing costs and $0.2 million to the transition payment to Lycos.

Restructuring Costs

We recorded a restructuring charge related to our former New York headquarters of $1.0 million for the three month period ended March 31, 2005.

Interest Income (Expense), Net

Interest income (expense), net, related to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest income of $0.1 million and interest expense of $0.2 million for the three month periods ended March 31, 2006 and March 31, 2005, respectively, primarily related to the $15.0 million of subordinated convertible debentures due September 2006 we issued on September 26, 2003, of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures. Interest expense in these quarterly periods in 2005 and 2006 was offset by interest income from cash in overnight deposits and money market accounts.

Change in Fair Value of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock offering, and is adjusted to fair value at the end of each reporting period. The expense for the three month period ended March 31, 2006 was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value was primarily due to the higher fair market value of our common stock compared to the fair market value of our common stock at December 31, 2005.

Recovery of Investment

In January 2005, we received $2.1 million as a return on an investment in Bidland Systems, Inc. (“Bidland”) and subsequently received another $0.2 million in the fourth quarter of 2005. The return was a result of the settlement of pending litigation between Bidland and another party and the subsequent dissolution and liquidation of Bidland.

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary represents the percentage share of losses attributable to holders who have a minority interest in subsidiaries in which we hold an interest that is greater than fifty percent, but less than 100 percent, and the results of which we consolidate in our consolidated financial statements. This amount relates to the activity of K.K. 24-7 Search, our joint venture with Dentsu. The carrying value of the investment was approximately $1.6 million for both periods ended March 31, 2006 and December 31, 2005.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2006 consisted of earn-out payments received in excess of amounts recorded, offset by legal fees associated with a former subsidiary that we shut down and realized foreign currency losses.

Other income (expense), net for the three months ended March 31, 2005 consisted primarily of legal fees associated with a former subsidiary that we shut down.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the three month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$354	$1,761
Net cash provided by (used in) investing activities	$(795)	$598
Net cash provided by financing activities	$1,803	$59

Historically we have financed our operations through equity financings and long-term debt and more recently through cash generated by operations. Net cash provided by operating activities was $0.4 million and $1.8 million during the three month periods ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities is generally due to our net operating losses, adjusted for certain non-cash items included in our net operating results, as well as changes in various components of working capital, particularly fluctuations in accounts receivable.

Net cash used in investing activities was approximately $0.8 million during the three month period ended March 31, 2006, and consisted of capital expenditures for operational purposes. Net cash provided by investing activities was approximately $0.6 million during the three month period ended March 31, 2005, and consisted of $0.6 million of proceeds from maturities of short-term investments and $2.1 million from the recovery of an investment, offset by $2.1 million in capital expenditures for operational purposes.

Financing activities provided $1.8 million and $59,000 in the three month period ended March 31, 2006 and 2005, respectively. Financing activities during the three month period ended March 31, 2006 were attributed as follows: $0.2 million of proceeds from the note receivable due from IMAKE, and $2.9 million from the exercise of common stock options, offset by a $1.3 million earn-out payment related to the 2004 acquisition of Decide. Financing activities in the first quarter of 2005 related to proceeds from the exercise of common stock options.

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

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24-7 Search has $2.9 million in cash as of March 31, 2006 that must be kept in Japan for operational purposes.

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

The Company is subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the US and by various levels in foreign countries. As of March 31, 2006, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations would not have a material adverse impact on the financial position of the Company or the results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Common stock warrants issued in conjunction with our subordinated convertible debentures are equity-linked derivatives and accordingly represent off-balance sheet arrangements. In addition, the conversion and redemption features of the subordinated convertible debentures constitute an embedded derivative. Some of the common stock warrants and the conversion and redemption features meet the scope exception in paragraph 11(a) of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity. See note 5 to the consolidated financial statements for more information.

CRITICAL ACCOUNTING POLICIES

General

Our interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results are the following:

Revenue Recognition; Cost of Revenue; Deferred Revenue

Media

Our Media revenue is generated from fees paid by client advertisers for advertising impressions. We typically offer advertisers a pricing model based on CPM, which enables a client advertiser to pay a fee based on the number of times its advertisement is displayed. E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites and e-mail lists that have contracted with us in the period in which the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenue in the consolidated statements of operations.

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

Technology

Our Technology revenue is derived primarily from licensing of our software, hosted advertisement serving and software maintenance and technical support services. Revenue from advertisement serving hosted centrally on our servers is recognized upon delivery. Revenue from software licensing agreements is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses related to our Technology revenue are primarily payroll costs incurred to deliver and support the software, and hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenue in the consolidated statements of operations.

Deferred Revenue

We defer revenue billed or collected in advance of services being completed until the conclusion of the service period to which the advance billing or collection relates. Deferred revenue is included on the consolidated balance sheets as a current liability until the service is performed, and then recognized in the period in which the service is completed. Our deferred revenue primarily consist of advance billings for software license subscriptions and software maintenance and technical support services.

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

Impairment of Long-Lived Assets

We evaluate goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that a carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent to which or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. We assess impairment in accordance with the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We determine the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment we recognize is the amount by which the carrying amount exceeds the fair market value of the assets.

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

Restructuring Estimates

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

Investments

 Investments consist of securities with stated maturities of three months or more and marketable securities consisting of registered corporate equity securities. We classify the marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. In determining realized gains and losses, the cost of securities sold is based upon specific identification. Realized gains and losses and declines in value judged to be other-than-temporary, are included in the consolidated statements of operations.

Investments in non-marketable equity securities of companies in which we own less than 20% of a company’s stock and do not have the ability to exercise significant influence are accounted for on the cost basis. On an ongoing basis, we assess the need to record impairment losses on investments and record such losses when the impairment is determined to be other-than-temporary.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on January 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The modified prospective transition methods allows that prior interim periods and fiscal years reported will not reflect restated amounts. The Company determines the fair value of these awards using the Black-Scholes option pricing model.

MARKET FOR COMPANY’S COMMON EQUITY

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of March 31, 2006 (in thousands, except percentages):

	2006	2007	2008	2009	2010	Thereafter	Total (1)
Cash and cash equivalents	$41,562	$—	$—	$—	$—	$—	$41,562
Average interest rate	4.36%						4.36%

(1) Due to the short-term nature of our cash and cash equivalents, the amounts presented represent the fair value as of March 31, 2006.

Foreign Currency Risk

International revenues accounted for approximately 58.1% of our total revenues during the first quarter of 2006, as compared to 52.3% during the first quarter of 2005. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our foreign operations. Similarly, our revenues, operating expenses and net income will decrease for our international segments when the U.S. dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the quarters ended March 31, 2006 and 2005. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held as the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the quarters ended March 31, 2006 and 2005.

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

In 2005, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal control through the three month period ended March 31, 2006. We anticipate that improvements will continue to be made.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2006, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f)) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated proceeding by any governmental authority.

ITEM 1A. RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

We achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the full year ended December 31, 2005; however, we incurred net losses of $7.5 million for the three months ended March 31, 2006 and $0.4 million for the three months ended March 31, 2005. We may not achieve profitability for future quarterly or annual reporting periods. We may incur net losses for the foreseeable future. Even if we do maintain profitability, we may not be able to sustain or increase profitability in the short-term or long-term on a quarterly or an annual basis.

WE MAY NOT BE ABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR EXISTING PRODUCTS AND TECHNOLOGY.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology. From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments. For example, we have just released a new version of our flagship platform, OAS 6.0 targeted at Publishers, which incorporates the older 5.8 version but also fully integrates the previous Insight XE and Insight ACT technologies as modules; only a few of our customers have implemented OAS 6.0 and we will transition the remainder of our central adserving customers to it over the remainder of 2006. Future versions of OAS 6.0 may incorporate our Decide DNA technology. We may also build functionalities of our existing OAD solution and create a version of OAS targeted at Advertisers. We may experience delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction, implementation or marketing of new releases of our technology. In addition, we must ensure that performance levels of our technology remain steady when we release new versions to our customers. Any material delays in introducing a new release or performance problems could cause us to lose customers and cause our revenue to decline.

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

Our Search segment has been growing faster than our other business segments. The search industry is still relatively new, competition is high and there are no set parameters among service providers as to how to run campaigns, track data or include more complex features, such as behavioral targeting. We are working to develop set standards as our Search business grows, but our current strategies may not be successful in the long-run. As a result, it is difficult to predict how our Search segment will perform in the future. For example, revenue in the segment has increased significantly in recent periods, while margins have decreased as our lower gross margin managed SEM services business performed better than other search areas. Further, we have and may continue to encounter inefficiencies, such as the under or over-delivery of campaigns due to programming difficulties, or set-backs, such as outdated methodologies and tools that must be reconfigured or replaced. Furthermore, our success in SEM is dependent in part on our ability to develop and maintain good relationships with our search engine distribution partners, who both cooperate and compete with us for search clients. There is no guarantee that our current or future Search software and techniques will meet our clients’ needs, successfully manage increasingly complex campaigns or be profitable for our business.

WE ARE UNDERTAKING SEVERAL GLOBAL INITIATIVES IN ORDER TO BETTER LEVERAGE OUR BUSINESS, AND OUR EFFORTS MAY NOT BE SUCCESSFUL OR MAY NOT BE BENEFICIAL TO EACH OF THE OFFICES IN WHICH WE OPERATE.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate and creating global standards for product management, development and marketing, which we will continue during the remainder of 2006. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans. While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

OUR ACQUISITIONS, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL AND COULD ADVERSELY AFFECT OUR ABILITY TO PROJECT RESULTS.

We were formed in February 1998 to consolidate three Internet advertising companies, and have since acquired or entered into joint ventures with many other companies. Most recently, in September 2005, we formed a joint venture with the advertising company Dentsu to provide our SEM services in Japan. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional joint ventures as a key component of our growth strategy. If we acquire additional companies or expand our business lines through joint ventures, we will continue to face risks of integrating and improving our financial and management controls, advertisement serving technology, reporting systems, infrastructure and procedures, and expanding, training and managing our work force. This process of integration may take a significant period of time and may require the dedication of global resources, personnel and members of management, on a short or long-term basis, which may distract management’s attention from our other operations. Any future acquisition, investment or joint venture may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to intangible assets. In addition, acquisitions involve numerous risks, including:

•                  the difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business and unexpected expenses related to the integration and assimilation;

•                  the need to implement or remediate controls, procedures and policies appropriate for a U.S. public company at an acquired business that, prior to the acquisition, lacked such controls, procedures and policies;

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

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times in the past and in certain segments, our revenues have grown significantly and have decreased significantly. Accurate predictions of future revenues are difficult, among other things, because of the rapid changes in the markets and regulatory environment in which we operate.

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

•                  variations in the levels of capital or operating expenditures, accounts receivable and payable, and other costs relating to the maintenance or expansion of our operations, including personnel costs;

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

•                  changes in governmental regulation of the Internet or other regulatory requirements;

•                  changes in accounting principles or any determination that one or more of the estimates or assumptions underlying our financial statements if faulty; and

•                  general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. For example, certain of the search engines that we partner with in the management of SEM services plan to impose additional charges for using their technology interfaces to assist our clients. Our profit margins may suffer if we are unable to pass some of these types of costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period and year-to-year comparisons of our results of operations may not be meaningful.

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

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our delivery of advertisements and our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs or regarding over-delivery of advertising impressions. Further, search advertisers are paying much closer attention to allegations of click fraud — which can occur when a user intentionally clicks on an advertisement displayed on a Web site for a reason other than to view the related content — in the industry generally and have become more willing to inquire about or challenge click counts related to SEM services. Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers, advertising inventory and revenue, could substantially reduce the gross profit margin we generate in our media and search businesses and could lead to a class action or other litigation.

CHANGES IN THE ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES.

We have a history of using employee stock options and other stock-based compensation to attract, motivate and retain our staff. In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which requires us, as of January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations for the fiscal quarter ended March 31, 2006 had a negative effect on our earnings per share, which could negatively impact our stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to attract, motivate and retain qualified personnel may be impaired, which could be detrimental to our business.

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR’S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

We prepare and release quarterly financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings releases and investor conference calls. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and to compare the GAAP financial information to the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have a joint venture with Dentsu to promote SEM services in Japan, a strategic business relationship with Lycos, we have major search engine distribution partners, such as Google and Overture, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships. If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

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

Our success depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel. We may expand our total workforce and will need to continue to attract qualified personnel in order to grow our business successfully. Additionally, as our business has escalated, we have increased our reliance on contractors and outside firms for development. We may not be able to attract, integrate and retain the numbers and types of candidates that we desire, and we may not be able to retain our contractors and outside firms and may not be able to replace them. Even if we are successful in attracting new staff and retaining existing staff, we may not be able to increase revenue quickly enough to offset the costs of the additional personnel or increased costs of retaining personnel. Any of these contingencies could cause our business to suffer.

We are experiencing, and may continue to experience in the future, particular difficulty in hiring and retaining qualified SEM staff. Competition for staff throughout all our business segments and geographies is very high, and training is difficult because the required skill set is complex and there is no industry standard. If we are unable to attract, train and retain qualified staff, we may not remain competitive and could lose business and our customers, which could have an adverse effect on revenue.

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

RISKS RELATED TO OUR COMMON STOCK AND THE MARKET FOR OUR COMMON STOCK.

THE TRADING PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE HISTORICALLY AND MAY CONTINUE TO BE VOLATILE IN RESPONSE TO VARIOUS INTERNAL AND EXTERNAL FACTORS.

The trading price of our common stock has been volatile historically and may continue to be unstable. For example, during the past twelve months, the closing sales price of our common stock on the NASDAQ National Market has ranged from a high of $11.79 per share to a low of $2.79 per share. The trading price of our common stock may fluctuate widely in response to various events and factors, some of which are beyond our control, such as quarterly or annual variations in our statements of operations or the operating results  and stock price performance of our competitors or business partners; announcements by us or our competitors of acquisitions, new or improved products or services or business relationships; guidance and reports by securities analysts and changes in financial earnings estimates and recommendations; announcements about our earnings that are not in line with analyst expectations or prior Company guidance; announcements by our competitors about their earnings, especially if they are not in line with analyst expectations; sales of stock by us or by our stockholders; and new reports relating to trends in our markets and general economic conditions.

In addition, the stock market in general, and the market prices for technology or Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations may negatively impact the market price for our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other equity-based awards.

WE HAVE A VERY SUBSTANTIAL OVERHANG OF COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK WILL CAUSE SUBSTANTIAL DILUTION AND MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

As of March 31, 2006, there were approximately 48.5 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 13.2 million shares of common stock that may be sold into the market in the future, including approximately 8.8 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 2.2 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

CHANGES IN DOMESTIC OR INTERNATIONAL LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS, OR RELATED LITIGATION, COULD HARM OUR BUSINESS.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware”, which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdSystem products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users that are inconsistent with our policies and practices. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

We also face risks associated with international data and privacy protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and subject to change. It is possible that one or more of these laws may be interpreted and applied in a manner that is inconsistent with our policies on data collection and use, or that new laws may be enacted that conflict with our data collection and use. If so, we could be subjected to fines, face increased compliance costs, be required to change our data practices or be exposed to lawsuits, any one of which could have a material adverse effect on our business and results of operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*                    Filed herewith.

†                     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
(Registrant)

Date: May 10, 2006	By:	/s/ DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer
(Principal Executive Officer)