Form 10-Q
period 2006-06-30
24/7 REAL MEDIA INC
filed 2006-08-09
CIK 1062195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14355

24/7 Real Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3995672
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

132 West 31st Street, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 231-7100
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer   ☐         Accelerated Filer   ☒         Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At June 30, 2006
Common Stock, par value $.01 per share	48,867,185 Shares

24/7 Real Media, Inc.
FORM 10-Q
June 30, 2006
INDEX

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser® and 24/7 Search® are registered trademarks of 24/7 Real Media, Inc. and Decide DNA™ is a pending trademark of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,695	$40,009
Accounts receivable, less allowances of $2,942 and $2,306, respectively	46,093	38,316
Prepaid expenses and other current assets	3,066	2,369

Total current assets	95,854	80,694

Property and equipment, net	8,024	7,131
Goodwill	39,573	39,573
Intangible assets, net	8,651	9,715
Other assets	4,830	5,691

Total assets	$156,932	$142,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,325	$19,396
Accrued liabilities	19,974	23,987
Deferred revenue	3,213	3,218
Subordinated convertible debentures, 2%, due 2006	14,847	14,542

Total current liabilities	61,359	61,143

Warrant liability	607	897
Other long-term liabilities	1,026	489

Total liabilities	62,992	62,529

Commitments and contingencies

Minority interests in consolidated subsidiaries	1,584	1,556

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares issued and none outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 48,867,185 and 46,227,772 shares issued and outstanding, respectively	489	462
Additional paid-in capital	1,197,780	1,177,715
Accumulated other comprehensive income	1,468	896
Accumulated deficit	(1,107,381)	(1,100,354)
Total stockholders’ equity	92,356	78,719

Total liabilities and stockholders’ equity	$156,932	$142,804

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues:
Media	$21,334	$16,684	$39,564	$30,913
Search	19,745	11,710	37,578	21,332
Technology	7,097	5,492	13,975	10,711
Total revenues	48,176	33,886	91,117	62,956

Cost of revenues:
Media	14,442	11,327	27,018	20,954
Search	14,794	7,747	27,886	14,379
Technology (inclusive of $66, $8, $245 and $15 of stock-based compensation, respectively)	1,470	1,185	3,069	2,184
Total cost of revenues	30,706	20,259	57,973	37,517

Gross profit	17,470	13,627	33,144	25,439

Operating expenses:

Sales and marketing (inclusive of $615, $86, $2,160 and $206 of stock-based compensation, respectively)	7,237	5,817	15,221	11,227
General and administrative (inclusive of $1,859, $297, $8,198 and $632 of stock-based compensation, respectively)	7,046	5,285	18,345	10,204
Product development (inclusive of $287, $50, $1,263 and $101 of stock-based compensation, respectively)	2,144	1,416	4,902	2,709
Amortization of intangible assets and deferred financing costs	889	1,139	1,779	2,279
Restructuring costs	—	—	—	973

Total operating expenses	17,316	13,657	40,247	27,392

Income (loss) from operations	154	(30)	(7,103)	(1,953)

Interest income (expense), net	143	(54)	208	(142)
Change in fair value of warrant liability	133	(110)	(119)	40
Recovery of investment	—	—	—	2,100
Impairment of marketable securities	—	—	—	(588)
Gain on sale of marketable securities	—	7	—	7
Other income (expense), net	14	6	124	(40)

Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	444	(181)	(6,890)	(576)

Benefit (provision) for income taxes	88	(9)	(142)	(20)
Minority interest in operations of consolidated subsidiary	(43)	—	5	—

Net income (loss)	489	$(190)	$(7,027)	$(596)

Dividends on preferred stock	—	(10)		(22)

Net income (loss) attributable to common stockholders	$489	$(200)	$(7,027)	$(618)

Basic net income (loss) per share attributable to common stockholders	$0.01	$—	$(0.15)	$(0.01)

Weighted average shares outstanding used in basic net income (loss) per share	48,676,713	44,976,378	47,767,523	44,904,167

Diluted net income (loss) per share attributable to common stockholders	$0.01	$—	$(0.15)	$(0.01)

Weighted average shares outstanding used in diluted net income (loss) per share	53,556,036	44,976,378	47,767,523	44,904,167

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(7,027)	$(596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,789	1,318
Provision for doubtful accounts and sales reserves	1,492	1,122
Amortization of intangible assets and deferred financing costs	1,779	2,279
Amortization of debt discount	305	305
Non-cash compensation	11,866	954
Accrued interest on notes payable	—	149
Change in fair value of warrant liability	119	(40)
Minority interest in operations of consolidated joint venture	(5)	—
Gain on sale of marketable securities	—	(7)
Impairment of marketable securities	—	588
Recovery of investment	—	(2,100)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(9,269)	(2,819)
Prepaid expenses and other current assets	(714)	(164)
Other assets	(53)	(466)
Accounts payable and accrued liabilities	4,077	1,557
Deferred revenue	(5)	(304)

Net cash provided by operating activities	4,354	1,776

Cash flows from investing activities:
Capital expenditures, including capitalized software	(1,637)	(3,893)
Recovery of investment	—	2,100
Proceeds from sale of marketable securities	—	211
Proceeds from sale / maturities of short-term investments	—	648

Net cash used in investing activities	(1,637)	(934)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,422	143
Proceeds from note receivable	200	—
Cash paid for acquisitions	(1,250)	—
Payment of capital lease obligations	(5)	(16)

Net cash provided by financing activities	3,367	127

Net change in cash and cash equivalents	6,084	969
Effect of foreign currency on cash	602	(312)
Cash and cash equivalents at beginning of year	40,009	27,690

Cash and cash equivalents at end of period	$46,695	$28,347

See accompanying notes to unaudited interim condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”), together with its subsidiaries, provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing (“SEM”) services, online advertisement serving, analytics and audience management. As of June 30, 2006, the Company principally operated in North America, Europe, South Korea, Japan and Australia and provided the following products and services:

Media, collectively marketed as the 24/7 Real Media Web Alliance, a global alliance of Web sites represented by the Company, through which advertisers can place campaign orders directly with the Company.

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

Technology, primarily consisting of the Open AdStream advertisement delivery and management platform and services, which includes web analytics and audience management applications and services and behavioral targeting applications and services. The Company licenses software products to customers that are hosted locally and provides services from software hosted centrally on its servers as an application service provider.

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

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three or six month periods ended June 30, 2006 and 2005.

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

(n) Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize the stock-based compensation over the requisite service period. The Company determines the fair value of these awards using the Black-Scholes option pricing model.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.

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

The computation of diluted net income per share for the three month period ended June 30, 2006 excludes outstanding options of approximately 0.2 million to purchase shares of common stock, the effects of 0.4 million shares issuable upon the exercise or conversion of common stock warrants and the effects of 1.7 million shares of common stock, related to subordinated convertible debentures, on an “as-if” converted basis, as the effect of their inclusion would have an antidilutive effect.  For the six month period ended June 30, 2006, diluted EPS is equal to basic EPS since all potentially dilutive securities are antidilutive. The computation excludes outstanding options of approximately 8.3 million to purchase shares of common stock, 2.3 million shares of unvested restricted stock, the effects of 0.5 million shares issuable upon the exercise or conversion of common stock warrants, and the effects of 1.7 million shares of common stock, related to subordinated convertible debentures, on an “as-if” converted basis, as the effect of their inclusion would have an antidilutive effect.

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

(s) Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

NOTE 3 — BALANCE SHEET COMPONENTS

(a) Goodwill

The $39.6 million in goodwill at June 30, 2006 and December 31, 2005 related $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Real Media Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Real Media Search (formerly Website Results).

(b) Intangible Assets, Net

The $8.7 million in intangible assets, net at June 30, 2006 related $5.8 million to Decide and $2.9 million to 24/7 Real Media Korea. The $9.7 million in intangible assets, net at December 31, 2005 related $6.6 million to Decide and $3.1 million to 24/7 Real Media Korea.

NOTE 4 — RESTRUCTURING COSTS

The Company’s restructuring reserve related to office closing costs decreased from $1.2 million at December 31, 2005 to $1.0 million at June 30, 2006.  The amount is included in accrued liabilities in the consolidated balance sheet.

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

The maturity date of the Debentures is subject to extension, and the conversion price is subject to adjustment, on the terms and conditions set forth in the Debentures. In addition, on the maturity date the Company may elect to pay the principal of and interest on the Debentures in cash, shares of its common stock or a combination of cash and shares of its common stock. If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed or quoted) for the fifteen consecutive trading days immediately preceding the maturity date. The Company may elect to make interest payments on the Debentures in cash or shares of its common stock.  If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed or quoted) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.1 million and $0.2 million for the three and six month periods ended June 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2005, respectively.

Additionally, if the specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, if at any time on or after the second anniversary of the initial issuance date, the weighted average price of the common stock is less than $8.75 on any five consecutive trading days, the holder shall have the right, in its sole discretion, to require that the Company immediately redeem up to $7.5 million principal amount of the Debentures in cash.  The redemption right constitutes an embedded derivative. The value of this embedded derivative at June 30, 2006 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and is being amortized over three years, the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures will be increased over the initial term. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the value of the warrants (approximately $1.0 million) on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.1 million and $0.3 million for the three and six month periods ended June 30, 2006, respectively, and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2005, respectively.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million. In addition to the placement fees, the Company issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million are being amortized over three years, the initial term of the Debentures. Approximately $0.1 million and $0.2 million for the three and six month periods ended June 30, 2006, respectively, and approximately $0.1 million and $0.2 million for the three and six month periods ended June 30, 2005, respectively of the deferred financing costs are included in amortization expense, respectively.

NOTE 6 - EQUITY INSTRUMENTS

Common Stock

Additional Paid-in Capital

During the six month period ended June 30, 2006, the Company’s additional paid-in capital increased by $20.1 million, primarily due to $11.6 million in employee stock-based compensation, $4.4 million from exercise of stock options, $3.7 million related to the earn-out provisions in a prior acquisition and $0.4 million related to the cashless exercise of warrants.

NOTE 7 - STOCK INCENTIVE PLANS

(a)  Restricted Stock

In January 2005, the Company entered into agreements to issue 1.7 million shares of restricted stock to certain employees, subsequently adjusted to 1.4 million for forfeitures. Approximately 0.3 million shares were vested and issued in January 2006 and 0.3 million and 0.2 million will be vested and issued in each of January 2007 and 2008 contingent upon employment with the Company on the dates of vesting.  Approximately 0.6 million were vested and issued in March 2006 upon the attainment of a market condition of the Company’s stock. Upon the attainment of the market condition in March 2006, the Company incurred a stock-based compensation expense of $5.8 million.

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

In 2006, the Company entered into agreements to issue 0.3 million shares of restricted stock to senior managers.  The majority of the shares will vest over 3.5 years, but some will vest upon the senior managers reaching certain performance targets.  The shares were valued at $7.30 per share or approximately $2.3 million, which was the stock price on the date of agreement.  This amount is being amortized over the respective vesting period.

In June 2006, the Company modified agreements to issue restricted stock originally expected to vest on January 1, 2007. As a result of the modification, shares of restricted stock were vested as of June 27, 2006. In accordance with SFAS 123R, the Company recognized approximately $0.1 million in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled as of modification date.

The restricted stock awards of Company common stock has a fair value equal to the respective market price of the stock at the date granted. The restricted stock awards require no payment from the employee and compensation cost was valued based on the market price on the grant date and is expensed equally over the vesting period, generally three years. Compensation expense related to vesting of restricted stock awards totaled $1.4 million and $8.7 million for the three and six month periods ended June 30, 2006, respectively, and $0.4 million and $0.9 million for the three and six month periods ended June 30, 2005, respectively. The following table summarizes the restricted share unit awards:

	Restricted Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Unvested at December 31, 2005	3,053,500	$4.96
Granted	346,000	7.39
Vested	(890,000)	3.35
Cancelled	(258,500)	6.01
Unvested at June 30, 2006	2,251,000	$5.85	1.7

As of June 30, 2006, there were $7.6 million of total unrecognized compensation costs related to unvested restricted stock awards, net of forecasted forfeitures. The $7.6 million is expected to vest over the weighted average of 1.7 years.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial estimated. The Company recorded a benefit of $0.3 million related to a revision in estimated forfeitures related to the Company’s restricted stock awards.

(b) Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize the stock-based compensation over the requisite service period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.82%	3.33%	4.31%	3.05%
Expected life (in years)	3.0	3.0	3.0	2.5
Expected volatility	59%	124%	63%	103%

As a result of adopting the standard, the Company recorded pretax compensation expense of $1.5 million and $3.0 million for the three and six month periods ended June 30, 2006, respectively. Share based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to share based compensation and therefore, no tax benefit is recognized for the three and six month periods ended June 30, 2006.

The following table summarizes the stock options outstanding:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,595,378	$5.74
Granted	354,500	$5.40
Exercised	(1,279,558)	$3.46
Cancelled	(333,833)	$2.20
Outstanding at June 30, 2006	8,336,487	$6.22	8.4	$33,735,080

Vested and exercisable at June 30, 2006	3,546,936	$7.05	7.5	$17,746,507

The weighted average fair value per option at the date of grant for options granted during the three and six month periods ended June 30, 2006 were $3.92 and $3.44, respectively.  The weighted average fair value per option at the date of grant for options granted during the three and six month periods ended June 30, 2005 were $3.04 and $2.50, respectively.  The intrinsic value for the options exercised during the three and six month periods ended June 30, 2006 was $2.1 million and $7.4 million, respectively.

In June 2006, the Company modified agreements to issue options to purchase the Company’s common stock. As a result of the modification, shares of options were vested or cancelled as of June 27, 2006. In accordance with SFAS 123R, the Company recognized a net benefit of approximately $25,000 in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled as of modification date.

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.00 - 2.00	1,179,678	6.2	years	$1.12	1,177,755	$1.12
2.01 - 5.00	3,354,923	8.5		4.20	1,235,836	4.17
5.01 - 10.00	3,655,719	9.1		6.70	1,042,525	6.81
10.01 - 323.00	146,167	5.7		82.55	90,820	126.45
	8,336,487	8.4		$6.22	3,546,936	$7.05

As of June 30, 2006, there were $5.8 million of total unrecognized compensation costs related to unvested stock option awards, net of forecasted forfeitures.  This amount is expected to be recognized through the year 2010.

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	5,470,277	$2.95
Granted	354,500	$3.11
Vested	(672,420)	$2.96
Forfeited	(362,139)	$3.57
Nonvested at June 30, 2006	4,790,218	$3.25

The total fair value of shares vested during the three and six month periods ended June 30, 2006 was $0.1 million and $2.0 million, respectively.

Prior to adoption, the Company accounted for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under this method, stock compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123”, to stock-based employee compensation. SFAS No. 123R requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method. Had compensation costs under the Company’s stock option plans been recorded for the three and six month periods ended June 30, 2005, the effect on the Company’s net loss and earnings per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)	(in thousands, except per share amounts)
Net income (loss) attributable to common shareholders:
As reported	$(200)	$(618)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,428)	(2,916)

Pro forma	(1,628)	$(3,534)

Earnings per share:
Basic, as reported	$—	$(0.01)
Basic, pro forma	(0.04)	(0.08)

NOTE 8 — RECOVERY OF INVESTMENT

In the first quarter of 2005, the Company received $2.1 million as a recovery of on an investment in Bidland Systems, Inc. (“Bidland”), and subsequently received another $0.2 million in the fourth quarter of 2005. The recovery of the investment was a result of the settlement of pending litigation between Bidland and another party and the subsequent dissolution and liquidation of Bidland. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

We capitalized approximately $1.4 million of assets received but unpaid at June 30, 2006.

For the six month periods ended June 30, 2006 and 2005, the amount of cash paid for interest was $0.3 million and $0.2 million, respectively.

Warrants to purchase 64,161 shares of the Company’s common stock at an average price of $1.21 per share were exercised during the six month period ended June 30, 2006 in exchange for 55,718 shares of the Company’s common stock in cashless exercises of warrants. As a result of the exercises, approximately $0.4 million of the warrant liability was reclassified as equity.

NOTE 10 — SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology.  Revenue is attributed to individual countries primarily based on where sales are generated.  The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three and six month periods ended June 30, 2006 and 2005, is as follows:

	Three Month Period Ended June 30, 2006				Six Month Period Ended June 30, 2006
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$21,334	$19,745	$7,097	$48,176	$39,564	$37,578	$13,975	$91,117
Depreciation	129	255	573	957	447	630	712	1,789
Amortization of intangible assets and deferred financing costs	362	395	132	889	724	790	265	1,779
Income (loss) from operations	1,039	(1,609)	724	154	(1,244)	(4,972)	(877)	(7,103)

	Three Month Period Ended June 30, 2005				Six Month Period Ended June 30, 2005
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)

Revenues	$16,684	$11,710	$5,492	$33,886	$30,913	$21,332	$10,711	$62,956
Depreciation	117	166	437	720	242	340	736	1,318
Amortization of intangible assets and deferred financing costs	495	395	249	1,139	990	790	499	2,279
Restructuring	—	—	—	—	252	228	493	973
Income (loss) from operations	851	(464)	(417)	(30)	579	(1,675)	(857)	(1,953)

Total assets:(1)
June 30, 2006	$48,342	$59,953	$11,004	119,299
December 31, 2005	47,316	53,352	14,325	114,993

(1) Not inclusive of corporate segment assets of $37,633 and $27,811, respectively.

	United States	United Kingdom	South Korea	Other- International	Total
	(in thousands)

Revenues for the three month ended June 30, 2006	$19,073	$9,844	$7,259	$12,000	$48,176
Revenues for the six month period ended June 30, 2006	$37,077	$18,138	$13,324	$22,578	$91,117
Long-lived assets as of June 30, 2006	12,039	721	15,448	32,870	61,078

Revenues for the three month ended June 30, 2005	$15,364	$7,178	$3,501	$7,843	$33,886
Revenues for the six month period ended June 30, 2005	29,232	13,309	5,860	14,555	62,956
Long-lived assets as of June 30, 2005	11,747	762	15,738	33,863	62,110

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(a) Commitments

Lycos, Inc. Services Agreements

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and will retain an additional 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos.  Accordingly, at June 30, 2006 the Company has a net $0.7 million in prepaid royalties of which $0.4 million is included in prepaid expenses and other current assets and the remaining portion of $0.3 million is included in other assets.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million and $0.5 million for each of the three and six month periods ended June 30, 2005 and 2006. In accordance with SFAS 144, the Company periodically evaluates the recoverability of this asset.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements also include any other passages that relate to expected future events or trends that can only be evaluated by events or trends that will occur in the future. Forward-looking statements reflect management’s current subjective opinions, expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s current expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking or other statements, whether as a result of new information, future events or otherwise. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Unless the context requires otherwise in this Quarterly Report on Form 10-Q, the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its consolidated subsidiaries, references to “24/7 Real Media Search” refer to 24/7 Search, Inc., formerly 24/7 Website Results, Inc., and references to “Decide” refer to Decide Holdings Pty Limited, each a wholly owned subsidiary of 24/7 Real Media, Inc.

GENERAL

24/7 Real Media is a leading global digital marketing company, providing online advertising and search engine marketing (“SEM”) strategies since 1995, and has been publicly traded since 1998. We have three distinct lines of business, Media, Search and Technology, and operate in twelve countries. Our Media business helps advertisers increase their reach through sophisticated targeting and a network of over 1,500 affiliated Web sites. Our Search business enables marketers to maximize their SEM spending and achieve optimum returns on their investments. Our Technology business develops and licenses our powerful technology, which serves as the underlying engine for everything we do.

Media

We sell advertising space for Web publishers through the 24/7 Real Media Web Alliance, a global alliance of Web sites with brand names, quality content and global reach. Web publishers join the Web Alliance to increase advertising revenues from the available advertising space on their Web sites, and we pay them a royalty for their advertising space. We solicit advertisers seeking online strategies to target audiences, build their brands and generate greater customer response. Advertisers purchase space through the Web Alliance to make one purchase across several Web sites and to increase the return on their advertising spending. We also use targeting technology to best select advertising space made available through the Web Alliance for advertisers and to improve the performance of under-utilized advertising space for Web publishers.

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

Technology

We provide online advertisement serving and analytics software to customers from software hosted locally on the customers’ servers or from software hosted centrally on our servers. Our technology products and services are all based on our proprietary Open AdStream platform. We generate Technology revenue in the following ways:

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

Open AdStream Analytics Application and Service.  Our analytics application offers Web publishers active campaign reporting and marketing intelligence and helps advertisers measure, analyze and manage online audiences. We charge service fees to Web publishers for operating our analytics application centrally on our servers. We determine the service fees by multiplying an agreed CPM by the number of page views measured by our analytics application.

Open AdStream Behavioral Targeting Application and Service. Our behavioral targeting applications, which reside on our Open AdStream platform, enables Web publishers to identify and target segments of their audiences based on user activity. We generate revenue from behavioral targeting on the same basis as the associated OAS and analytics arrangements.

We upgrade and issue new releases of our OAS technologies from time to time.  We recently released a new version, 6.0, of our Decide DNA platform for search marketers.  We also recently released a new version, 6.0, of our OAS platform targeted at publishers, which builds on the previous 5.8 version, and also incorporates our analytics and behavioral targeting applications, resulting in better integration of these previously stand alone technologies. Future versions of our OAS platform may also incorporate our Decide DNA technology, as well as functionalities of our OAD solution targeting advertisers.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three and six month periods ended June 30, 2006 to the results of operations for the three and six month periods ended June 30, 2005 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Var	2006	2005	$ Var
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues:
Media	$21,334	$16,684	$4,650	$39,564	$30,913	$8,651
Search	19,745	11,710	8,035	37,578	21,332	16,246
Technology	7,097	5,492	1,605	13,975	10,711	3,264
Total revenues	48,176	33,886	14,290	91,117	62,956	28,161

Cost of revenues:
Media	14,442	11,327	3,115	27,018	20,954	6,064
Search	14,794	7,747	7,047	27,886	14,379	13,507
Technology (inclusive of $66, $8, $245 and $15 of stock-based compensation, respectively)	1,470	1,185	285	3,069	2,184	885
Total cost of revenues	30,706	20,259	10,447	57,973	37,517	20,456

Gross profit	17,470	13,627	3,843	33,144	25,439	7,705

Operating expenses:
Sales and marketing (inclusive of $615, $86, $2,160 and $206 of stock-based compensation, respectively)	7,237	5,817	1,420	15,221	11,227	3,994
General and administrative (inclusive of $1,859, $297, $8,198 and $632 of stock-based compensation, respectively)	7,046	5,285	1,761	18,345	10,204	8,141
Product development (inclusive of $287, $50, $1,263 and $101 of stock-based compensation, respectively)	2,144	1,416	728	4,902	2,709	2,193
Amortization of intangible assets and deferred financing costs	889	1,139	(250)	1,779	2,279	(500)
Restructuring costs	—	—		—	973	(973)

Total operating expenses	17,316	13,657	3,659	40,247	27,392	12,855

Income (loss) from operations	154	(30)	184	(7,103)	(1,953)	(5,150)

Interest income (expense), net	143	(54)	197	208	(142)	350
Change in fair value of warrant liability	133	(110)	243	(119)	40	(159)
Recovery of investment	—	—	—	—	2,100	(2,100)
Impairment of marketable securities	—	—	—	—	(588)	588
Gain on sale of maketable securities	—	7	(7)	—	7	(7)
Other income (expense), net	14	6	8	124	(40)	164

Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	444	(181)	625	(6,890)	(576)	(6,314)

Benefit (provision) for income taxes	88	(9)	97	(142)	(20)	(122)
Minority interest in operations of consolidated subsidiary	(43)	—	(43)	5	—	5

Net income (loss)	$489	$(190)	679	$(7,027)	$(596)	(6,431)

Dividends on preferred stock	—	(10)	10	—	(22)	22

Net income (loss) attributable to common stockholders	$489	$(200)	689	$(7,027)	$(618)	(6,409)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Real Media Web Alliance. Web Alliance revenue was $21.0 million and $38.8 million for the three and six month periods ended June 30, 2006, respectively, as compared to $16.7 million and $30.9 million for the three and six month periods ended June 30, 2005, respectively, an increase of 25.7% and 25.6%, respectively. The remaining Media revenue related to our e-mail services.

Cost of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our Web Alliance. Cost of revenues also included advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit margins for Media were 32.3% and 31.7% for the three and six month periods ended June 30, 2006, respectively, as compared to 32.1% and 32.2% for the three and six month periods ended June 30, 2005, respectively.  The gross profit margin were consistent although there is an upward trend due to increases in the percentage of revenue retained from Web sites in the 24/7 Real Media Web Alliance offset by a downward trend due to the increased contribution from regions with a lower gross profit percentage, particularly Korea.

Advertisement serving costs were $0.4 million and $0.9 million for the three and six month periods ended June 30, 2006, respectively.  Advertisement serving costs were $0.4 million and $0.8 million for the three and six month periods ended June 30, 2005, respectively.

Search

Revenue. Search revenue was $19.7 million and $37.6 million for the three and six month periods ended June 30, 2006, respectively, as compared to $11.7 million and $21.3 million for the three and six month periods ended June 30, 2005, respectively, an increase of 68.6% and 76.2%, respectively.  The increase was due to an increase in the number of accounts under management and an increase in the average revenue per advertiser account.

Cost of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines.

Gross Profit. Gross profit margins for Search were 25.1% and 25.8% for the three and six month periods ended June 30, 2006, respectively, and 33.8% and 32.6% for the three and six month periods ended June 30, 2005, respectively.  The decrease in gross profit margin was primarily due to a decrease in margin in our Managed Account Service offering as a result of competition in the marketplace as well as the addition of higher volume accounts, which usually command a better price.  This decrease was partially offset by a higher growth rate in our other, higher margin products primarily as a result of geographic expansion into Japan.

Technology

Revenue. Technology revenue was $7.1 million and $14.0 million for the three and six month periods ended June 30, 2006, respectively, as compared to $5.5 million and $10.7 million for the three and six month periods ended June 30, 2005, respectively, representing an increase of 29.2% and 30.5%, respectively. The increase primarily reflects expanded usage of OAS by existing customers and the addition of new customers.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and salaries and benefits of related technical personnel, and is inclusive of stock-based compensation. The cost of revenues was offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margins were 79.3% and 78.0% during the three and six month periods ended June 30, 2006, respectively, and 78.4% and 79.6% for the three and six month periods ended June 20, 2005, respectively.  The margin increases due to leveraging increased revenue over the existing cost base as the cost of advertisement serving equipment and facilities is decreasing.  The margin decrease was due to the increase in Stock-based compensation for the three and six month periods ended June 30, 2006 was $0.1 million and $0.2 million, respectively.  Stock-based compensation for the three and six month periods ended June 30, 2005 was $8,000 and $15,000, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing, and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $7.2 million and $15.2 million for the three and six month periods ended June 30, 2006, respectively, and $5.8 million and $11.2  million for the three and six month periods ended June 30, 2005, respectively. The increase was primarily due to the inclusion of stock-based compensation of $0.6 million and $2.2 million for the three and six month periods ended June 30, 2006, respectively.  Stock-based compensation for the three and six month periods ended June 30, 2005 was $0.1 million and $0.2 million, respectively.  Excluding stock-based compensation, sales and marketing expenses decreased as a percentage of revenue from 16.9% to 13.7% for the three month periods ended June 30, 2005 and 2006, respectively, and from 18.0% to 14.3% for the six month periods ended June 30, 2005 and 2006, respectively, as we continued to gain operating leverage.

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

General and administrative expenses were $7.0 million and $18.3 million for the three and six month periods ended June 30, 2006, respectively, and $5.3 million and $10.2 million for the three and six month periods ended June 30, 2005, respectively.  The increase was primarily due to the inclusion of stock-based compensation of $1.9 million and $8.2 million for the three and six month periods ended June 30, 2006, respectively.  Stock-based compensation for the three and six month periods ended June 30, 2005 was $0.3 million and $0.6 million, respectively.  The remaining increase was due primarily to increased depreciation due to the improvement and expansion of our infrastructure, additional professional fees as a result of increased compliance costs and additional personnel related costs.  Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 14.7% to 10.8% for the three month periods ended June 30, 2005 and 2006, respectively, and from 15.0% to 11.1% for the six month periods ended June 30, 2005 and 2006, respectively.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $2.1 million and $4.9 million for the three and six month periods ended June 30, 2006, respectively, and $1.4 million and $2.7 million for the three and six month periods ended June 30, 2005, respectively. These amounts are inclusive of stock-based compensation of $0.3 million and $1.3 million for the three and six month periods ended June 30, 2006, respectively. Stock-based compensation for both of the three and six month periods ended June 30, 2005 was $0.1 million.  The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings.

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

For the six month period ended June 30, 2006, amortization expense was attributed to $0.7 million to acquired technology, $0.3 million to other intangible assets, $0.3 million to deferred financing costs, and $0.5 million to the transition payment to Lycos. For the six month period ended June 30, 2005, amortization expense related to $1.2 million to acquired technology, $0.4 million to other intangible assets, $0.2 million to deferred financing costs and $0.5 million to the transition payment to Lycos.

Restructuring Costs

During the three month period ended March 31, 2005, we recorded a restructuring charge of $1.0 million relating to our former New York headquarters.

Interest Income (Expense), Net

Interest income (expense), net, relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest income (expense), net for both period in 2005 and 2005 primarily related to the $15.0 million of subordinated convertible debentures due September 2006 that we issued on September 26, 2003, of which a portion of the interest incurred relates to a cash payment due and a portion related to the amortization of warrants issued with the debentures offset by interest income from cash in overnight deposits and money market accounts.

Change in Fair Value of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock offering, and is adjusted to fair value at the end of each reporting period. The expense for the six month period ended June 30, 2006 was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value was primarily due to the higher fair market value of our common stock compared to the fair market value of our common stock at December 31, 2005.

Recovery of Investment

In January 2005, we received $2.1 million as a recovery of an investment in Bidland Systems, Inc. (“Bidland”), and subsequently received another $0.2 million in the fourth quarter of 2005. The recovery was a result of the settlement of pending litigation between Bidland and another party and the subsequent dissolution and liquidation of Bidland.

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary represents the percentage share of income (losses) attributable to holders who have a minority interest in subsidiaries in which we hold an interest that is greater than fifty percent, but less than 100 percent, and the results of which we consolidate in our consolidated financial statements.  This amount relates to the activity of K.K. 24-7 Search, our joint venture with Dentsu. The carrying value of the investment was approximately $1.6 million for both periods ended June 30, 2006 and December 31, 2005.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2006 consisted of earn-out payments received in excess of amounts recorded, offset by legal fees associated with a former subsidiary that we shut down and realized foreign currency losses.

Other income (expense), net for the three and six months ended June 30, 2005 consisted primarily of legal fees associated with a former subsidiary that we shut down.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the six month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$4,354	$1,776
Net cash used in investing activities	$(1,637)	$(934)
Net cash provided by financing activities	$3,367	$127

Historically we have financed our operations through equity financings and long-term debt and more recently through cash generated by operations. Net cash provided by operating activities was $4.4 million and $1.8 million during the six month periods ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities is generally due to our net operating losses, adjusted for certain non-cash items included in our net operating results, as well as changes in various components of working capital, particularly fluctuations in accounts receivable.

Net cash used in investing activities was approximately $1.6 million during the six month period ended June 30, 2006, and consisted of capital expenditures for operational purposes. Net cash used in investing activities was approximately $0.9 million during the six month period ended June 30, 2005, and consisted of $0.6 million of proceeds from maturities of short-term investments, $0.2 million of proceeds from the sale of marketable securities and $2.1 million from the recovery of an investment, offset by $3.8 million in capital expenditures for operational purposes.

Financing activities provided $3.4 and $0.1 million in the six month periods ended June 30, 2006 and 2005, respectively. Financing activities during the six month period ended June 30, 2006 were attributed as follows: $0.2 million of proceeds from the note receivable due from IMAKE and $4.4 million from the exercise of common stock options, offset by a $1.3 million earn-out payment related to our 2004 acquisition of Decide. Financing activities during the six month period ended June 30, 2005 related to proceeds from exercise of common stock options.

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

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24-7 Search has $2.8 million in cash as of June 30, 2006 that must be kept in Japan for operational purposes.

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

The Company is subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the United States and by various taxing authorities in foreign countries.  As of June 30, 2006, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations will not have a material adverse impact on the financial position of the Company or the results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, we will amortize the stock-based compensation over the requisite service period. We determines the fair value of these awards using the Black-Scholes option pricing model.

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisons of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board (“FASB”) interpetation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25,” and complied with the disclosure provision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.

MARKET FOR COMPANY’S COMMON EQUITY

From our initial public offering on August 13, 1998 until June 2002, our common stock was traded on the NASDAQ Global Market under the symbol “TFSM.”  In June 2002, we transferred our common stock to the NASDAQ SmallCap Market, where it continued to trade under the same symbol. Our common stock was approved for re-listing on the NASDAQ Global Market effective November 3, 2005, where it continues to trade under the symbol “TFSM.”

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

Foreign Currency Risk

International revenues accounted for approximately 59% of our total revenues during the six month period ended June 30, 2006, as compared to 55% for the fiscal year ended December 31, 2005. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds Sterling, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our foreign operations. Similarly, our revenues, operating expenses and net income will decrease for our international segments when the U.S. Dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the six month period ended June 30, 2006. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held as the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.  These changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the six month period ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer. Based on that conclusion, our Chief Executive Officer and Chief

Operating Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In 2006, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal controls through the six month period ended June 30, 2006.  We anticipate that improvements will continue to be made.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded, as of June 30, 2006, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

We achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, for the full year ended December 31, 2005 and for the three month period ended June 30, 2006; however, we incurred net losses of $7.0 million for the six month period ended June 30, 2006 and $0.2 million and $0.6 million for the three and six month periods ended June 30, 2005, respectively. We may not achieve profitability for future quarterly or annual reporting periods.  We may incur net losses for the foreseeable future.  Even if we do maintain profitability, we may not be able to sustain or increase profitability in the short-term or long-term on a quarterly or an annual basis.

WE MAY NOT BE ABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR EXISTING PRODUCTS AND TECHNOLOGY.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology globally.  From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments.  For example, we recently released a new version, 6.0, of our Decide DNA platform for search marketers and a new version, 6.0, of our OAS platform targeted at publishers.  OAS 6.0 builds on the previous 5.8 version, and also incorporates Insight XE and Insight ACT products (now known as our analytics and behavioral targeting applications) as modules; a small number of our customers have implemented OAS 6.0 and we will transition the balance of our central adserving customers to it over the remainder of 2006. Future versions of OAS 6.0 may incorporate our Decide DNA technology. We may also build functionalities of our existing OAD solution and create a version of OAS targeted at advertisers.  We may experience delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction, implementation or marketing of new releases of our technology globally.  In addition, we must ensure that the performance levels and capacity of our technology remain steady when we release new versions to our customers.  Any material delays in introducing a new release or performance problems could cause us to lose customers and cause our revenue to decline.

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe, Japan and South Korea, and we currently derive over half of our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally. Our international operations are subject to other risks, including:

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

Our Search segment has been growing faster than our other business segments. The search industry is still relatively new, competition is high and there are no set parameters among service providers as to how to run campaigns, track data or include more complex features, such as behavioral targeting. We are working to develop set standards as our Search business grows, but our current strategies may not be successful in the long-run. As a result, it is difficult to predict how our Search segment will perform in the future. For example, revenue in the segment has increased significantly in recent periods, while margins have decreased as our lower gross margin managed SEM services business performed better than other search areas. Further, we have and may continue to encounter inefficiencies, such as the under or over-delivery of campaigns due to programming difficulties or set-backs, such as outdated methodologies and tools that must be reconfigured or replaced. Furthermore, our success in SEM is dependent in part on our ability to develop and maintain good relationships with our search engine distribution partners, who both cooperate and compete with us for search clients and who change the requirements as to how external software must interact with their software on an on-going basis. There is no guarantee that our current or future Search software and techniques will meet our clients’ needs, successfully manage increasingly complex campaigns or be profitable for our business.

WE ARE UNDERTAKING SEVERAL GLOBAL INITIATIVES IN ORDER TO BETTER LEVERAGE OUR BUSINESS, AND OUR EFFORTS MAY NOT BE SUCCESSFUL OR MAY NOT BE BENEFICIAL TO EACH OF THE OFFICES IN WHICH WE OPERATE.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate and creating global standards for product management, development and marketing, which we will continue during the remainder of 2006 and 2007. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans.  While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

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

•                  the demand by advertisers and Web publishers for our advertising and publishing solutions;

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

•                  changes in accounting principles or any determination that one or more of the estimates or assumptions underlying our financial statements is faulty; and

•                  general economic conditions.

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

OUR TECHNOLOGY PRODUCTS AND SERVICES ARE BASED ON OUR PROPRIETARY OPEN ADSTREAM PLATFORM, AND OUR BUSINESS WOULD SUFFER IF OPEN ADSTREAM WAS DISRUPTED.

Open AdStream is our proprietary advertisement serving technology and serves as our sole advertisement serving solution. We have developed a variety of products to work on or with this platform, and our Media business also utilizes Open AdStream technology. We must, among other things, ensure that the technology will continue to function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue.  Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY MANAGE ADVERTISING INVENTORY MADE AVAILABLE TO US, AND OUR GROWTH COULD BE IMPEDED IF WE FAIL TO ACQUIRE ACCESS TO NEW ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively manage advertising inventory made available to us. The Web publishers that list their unsold advertising inventory with us, including a small number of large Web publishers that provide us with a sizable amount of inventory, are not bound by long-term contracts. In addition, Web publishers can change the amount of inventory they make available to us at any time. If a Web publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This would result in lost revenue. We expect that our customers’ requirements will become increasingly sophisticated as the Web continues to mature as an advertising medium. If we fail to manage our existing advertising space effectively to anticipate or meet our customers’ changing requirements, our revenue could decline. Our growth also depends on our ability to expand our advertising inventory. To attract new advertisers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our network new Web publishers that offer attractive demographics, innovative and quality content and large audiences. Our ability to attract new Web publishers to our network and to retain Web publishers currently in our network will depend on various factors, some of which are beyond our control. These factors include our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The size of our inventory may not increase or even remain constant in the future, which could cause our advertising revenue to decline significantly.

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

We have a history of using employee stock options and other stock-based compensation to attract, motivate and retain our staff. In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123, Share-Based Payment, which required us, as of January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations for the fiscal quarter ended June 30, 2006 had a negative effect on our earnings per share and is likely to have a negative effect on our earnings per share in future periods, which could negatively impact our stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to attract, motivate and retain qualified personnel may be impaired, which could be detrimental to our business.

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

THE SUCCESS OF OUR 24/7 REAL MEDIA SEARCH OPERATIONS DEPENDS ON A FEW SEARCH ENGINE DISTRIBUTION PARTNERS, AND THE LOSS OF ONE OF THEM COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR SEARCH REVENUE.

We have generated the majority of our global Search revenue from clicks originating on Google and Yahoo! Search Marketing, through relationships in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our 24/7 Real Media Search revenue for the foreseeable future. The interruption, loss or deterioration of our relationship with Google or Yahoo! would cause a significant decrease in our Search revenue. As a result of consolidation among search engines, and other SEM companies, we could lose one or more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search engine clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients. The loss of, or a change in, one or more of these relationships could have a material adverse effect on our Search revenue.

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have a joint venture with Dentsu to promote SEM services in Japan, a strategic business relationship with Lycos, we have major search engine distribution partners, such as Google and Yahoo! Search Marketing, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships.  If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

IF WE LOSE ANY KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, our Chief Technical Officer and our Managing Director of Europe.  The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry.  The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

IN ORDER TO CONTINUE TO OPERATE EFFICIENTLY AND TO GROW OUR BUSINESS, WE WILL NEED TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND MANAGE OUR COSTS, WHICH WE MAY BE UNABLE TO DO.

Our success depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, and managerial personnel.  We may expand our total workforce and will need to continue to attract qualified personnel in order to grow our business successfully.  Additionally, as our business has escalated, we have increased our reliance on contractors and outside firms for development.  We may not be able to attract, integrate and retain the numbers and types of candidates that we desire, and we may not be able to retain our contractors and outside firms and may not be able to replace them.  Even if we are successful in attracting new staff and retaining existing staff, we may not be able to increase revenue quickly enough to offset the costs of the additional personnel or increased cost of retaining personnel.  Any of these contingencies could cause our business to suffer.

We have experienced, are experiencing and may continue to experience, particular difficulty in hiring and retaining qualified staff. Competition for staff throughout all our business segments and geographies is very high, and training is difficult because the required skill set is complex and there is no industry standard.  If we are unable to attract, train and retain qualified staff, we may not remain competitive in and could lose business and our customers, which could have an adverse effect on revenue.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdStream technology resides on computer systems located in our data centers housed by Equinix, Switch and Data, and Savvis in the United States and Level 3 Communications in Europe. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of the revenue depend on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or by Web publishers with Web sites in our Web Alliance, or by customers who employ our Technology solutions.  We may be required, or may elect, to indemnify these parties against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

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

The trading price of our common stock has been volatile historically and may continue to be unstable. For example, during the past twelve months, the closing sales price of our common stock on the NASDAQ Global Market has ranged from a high of $11.91 per share to a low of $3.93 per share. The trading price of our common stock may fluctuate widely in response to various events and factors, some of which are beyond our control, such as quarterly or annual variations in our statements of operations or the operating results  and stock price performance of our competitors or business partners; announcements by us or our competitors of acquisitions, new or improved products or services or business relationships; guidance and reports by securities analysts and changes in financial earnings estimates and recommendations; announcements about our earnings that are not in line with analyst expectations or prior Company guidance; announcements by our competitors about their earnings, especially if they are not in line with analyst expectations; sales of stock by us or by our stockholders; and new reports relating to trends in our markets and general economic conditions.

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

As of June 30, 2006, there were approximately 48.9 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 12.9 million shares of common stock that may be sold into the market in the future, including approximately 8.3 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 2.3 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware”, which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdStream products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users that are inconsistent with our policies and practices. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation.  Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as “cookies,” on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Our Open AdStream technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies.  A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the Web Alliance see the same advertisement.

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

In addition, the development of commercial software and technology that blocks, eliminates or otherwise screens out Internet advertising may reduce the value of advertising inventory on our Web Alliance and the benefits of our technology solutions to our customers. We cannot guarantee that a new commercial software or technology, for end-users or enterprises, will not be capable of eliminating a portion or all of the advertisement formats, including banners, pop-ups, pop-unders and other formats, that we utilize through our Web Alliance or that we currently deliver through our technology solutions. To the extent that our customers refuse to pay for advertisements that are blocked, or if the use of blocking software exceeds our expectations, our business, results of operations and financial condition may be materially and adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*              Filed herewith.

†              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
(Registrant)

Date: August 9, 2006	By:	/s/	DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer (Principal Executive Officer)