Form 10-Q
period 2006-09-30
24/7 REAL MEDIA INC
filed 2006-11-09
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-14355

24/7 Real Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3995672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

132 West 31st Street, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 231-7100

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer     ☐     Accelerated Filer     ☒     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding At September 30, 2006
Common Stock, par value $.01 per share	49,164,811 Shares

24/7 REAL MEDIA, INC.
FORM 10-Q
SEPTEMBER 30, 2006
INDEX

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser® and 24/7 Search® are registered trademarks of 24/7 Real Media, Inc. and Decide DNA™ is a pending trademark of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$51,046	$40,009
Accounts receivable, less allowances of $2,726 and $2,306, respectively	48,053	38,316
Prepaid expenses and other current assets	2,691	2,369

Total current assets	101,790	80,694

Property and equipment, net	7,782	7,131
Goodwill	39,573	39,573
Intangible assets, net	8,126	9,715
Other assets	4,215	5,691

Total assets	$161,486	$142,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,309	$19,396
Accrued liabilities	20,210	23,987
Deferred revenue	3,051	3,218
Subordinated convertible debentures, 2%, due 2009	7,500	14,542

Total current liabilities	54,070	61,143

Subordinated convertible debentures, 2%, due 2009	7,500	—
Warrant liability	585	897
Other long-term liabilities	876	489

Total liabilities	63,031	62,529

Commitments and contingencies:
Minority interests in consolidated subsidiaries	1,650	1,556

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares issued and none outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 49,164,811 and 46,227,772 shares issued and outstanding, respectively	492	462
Additional paid-in capital	1,203,480	1,177,715
Accumulated other comprehensive income	1,582	896
Accumulated deficit	(1,108,749)	(1,100,354)
Total stockholders’ equity	96,805	78,719

Total liabilities and stockholders’ equity	$161,486	$142,804

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, expect share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Media	$19,082	$15,547	$58,646	$46,460
Search	22,669	13,731	60,247	35,063
Technology	7,392	5,839	21,367	16,550
Total revenues	49,143	35,117	140,260	98,073

Cost of revenues:
Media	12,736	10,516	39,754	31,470
Search	17,357	10,026	45,243	24,405
Technology (inclusive of $139, $7, $384 and $23 of stock-based compensation, respectively)	1,592	1,005	4,661	3,190
Total cost of revenues	31,685	21,547	89,658	59,065

Gross profit	17,458	13,570	50,602	39,008

Operating expenses:
Sales and marketing (inclusive of $1,109, $117, $3,269 and $323 of stock-based compensation, respectively)	7,867	5,723	23,089	16,950
General and administrative (inclusive of $2,616, $318, $10,814 and $950 of stock-based compensation, respectively)	7,638	5,203	25,982	15,407
Product development (inclusive of $471, $51, $1,734 and $151 of stock-based compensation, respectively)	2,425	1,614	7,327	4,322
Amortization of intangible assets and deferred financing costs	882	1,140	2,661	3,419
Restructuring costs	—	—	—	973

Total operating expenses	18,812	13,680	59,059	41,071

Loss from operations	(1,354)	(110)	(8,457)	(2,063)

Interest income (expense), net	220	(48)	428	(190)
Change in fair value of warrant liability	22	(384)	(97)	(344)
Recovery of investment	—	—	—	2,100
Impairment of marketable securities	—	—	—	(588)
Loss on sale of marketable securities	—	(25)	—	(18)
Other income (expense), net	(27)	(55)	97	(95)

Loss before provision for income taxes and minority interest in operations of consolidated subsidiary	(1,139)	(622)	(8,029)	(1,198)

Provision for income taxes	(126)	(164)	(268)	(184)
Minority interest in operations of consolidated subsidiary	(103)	21	(98)	21

Net loss	$(1,368)	$(765)	$(8,395)	$(1,361)

Dividends on preferred stock	—	(3)	—	(25)

Net loss attributable to common stockholders	$(1,368)	$(768)	$(8,395)	$(1,386)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.02)	$(0.17)	$(0.03)

Weighted average shares outstanding used in basic and diluted net loss per share	48,977,525	45,478,444	48,175,289	45,097,696

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(8,395)	$(1,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,772	2,079
Provision for doubtful accounts and sales reserves	1,721	1,672
Amortization of intangible assets and deferred financing costs	2,661	3,419
Amortization of debt discount	458	458
Non-cash compensation	16,201	1,447
Accrued interest on note payable	76	76
Change in fair value of warrant liability	97	344
Minority interest in operations of consolidated joint venture	98	(21)
Loss on sale of marketable securities	—	18
Impairment of marketable securities	—	588
Recovery of investment	—	(2,100)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(11,458)	(4,762)
Prepaid expenses and other current assets	(478)	334
Other assets	325	(510)
Accounts payable and accrued liabilities	4,660	5,412
Deferred revenue	(167)	(429)

Net cash provided by operating activities	8,571	6,664

Cash flows from investing activities:
Capital expenditures, including capitalized software	(2,697)	(4,916)
Recovery of investment	—	2,100
Proceeds from sale of marketable securities	—	856
Proceeds from sale / maturities of short-term investments	—	648

Net cash used in investing activities	(2,697)	(1,312)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,790	677
Proceeds from note receivable	200	—
Cash paid for acquisitions	(1,250)	—
Proceeds from minority investor of consolidated subsidiary	—	1,729
Payment of capital lease obligations	(259)	(62)

Net cash provided by financing activities	4,481	2,344

Net change in cash and cash equivalents	10,355	7,696
Effect of foreign currency on cash	682	(483)
Cash and cash equivalents at beginning of year	40,009	27,690

Cash and cash equivalents at end of period	$51,046	$34,903

See accompanying notes to unaudited interim condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc. (the “Company”), together with its subsidiaries, provides advertising services and software solutions for the online advertising needs of Web publishers and advertisers, including advertising sales, search engine marketing (“SEM”) services, online advertisement serving, analytics and audience management. As of September 30, 2006, the Company principally operated in North America, Europe, South Korea, Japan and Australia and provided the following products and services:

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid securities, with original maturities of three months or less from the balance sheet date, to be cash equivalents. Cash and cash equivalents consist principally of money market accounts and investments in short-term debt securities.

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

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three or nine month periods ended September 30, 2006 and 2005.

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

(n) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. Under SFAS No. 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize the stock-based compensation over the requisite service period.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB Opinion No. 25, stock-based compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.

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

Diluted EPS is equal to basic EPS for the three and nine month period ended September 30, 2006 since all potentially dilutive securities are antidilutive. The computation excludes outstanding options of 7.7 million to purchase shares of common stock, 2.4 million shares of unvested restricted stock, the effects of 0.6 million shares issuable upon the exercise or conversion of common stock warrants, and the effects of 1.7 million shares issuable upon the conversion of the subordinated convertible debentures since their inclusion would have an antidilutive effect.

Diluted EPS is equal to basic EPS for the three and nine month period ended September 30, 2005 since all potentially dilutive securities are antidilutive. The computation excludes outstanding options of 7.4 million to purchase shares of common stock, 0.9 million shares of unvested restricted stock, the effects of 0.6 million shares issuable upon the exercise or conversion of common stock warrants, and the effects of 1.7 million shares issuable upon the conversion of the subordinated convertible debentures since their inclusion would have an antidilutive effect.

(s) Recent Accounting Pronouncements

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s financial position, cash flows, and results of operations.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB No. 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB No. 108 but does not  believe that the application of SAB No. 108 will have a material effect on its financial position, cash flows, and results of operations.

NOTE 3 — BALANCE SHEET COMPONENTS

(a) Goodwill

The $39.6 million in goodwill at September 30, 2006 and December 31, 2005 related $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Real Media Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Real Media Search (formerly Website Results).

(b) Intangible Assets, Net

The $8.1 million in intangible assets, net at September 30, 2006 related $5.4 million to Decide and $2.7 million to 24/7 Real Media Korea. The $9.7 million in intangible assets, net at December 31, 2005 related $6.6 million to Decide and $3.1 million to 24/7 Real Media Korea.

NOTE 4 — RESTRUCTURING COSTS

The Company’s restructuring reserve related to office closing costs decreased from $1.2 million at December 31, 2005 to $0.9 million at September 30, 2006.  The amount is included in accrued liabilities in the consolidated balance sheet.

NOTE 5 — 2% SUBORDINATED CONVERTIBLE DEBENTURES

On September 26, 2003, the Company completed the placement of $15.0 million of subordinated convertible debentures due September 2006 (“Debentures”). The Debentures are convertible into shares of the Company’s common stock at $8.75 per share, which is subject to adjustment. In September 2006, on the terms and conditions set forth in the Debentures, the holder elected to extend the maturity of the Debentures until September 2009. The Debentures continue to bear interest at the rate of 2% to be paid semi-annually. The Company may elect to pay the principal of, and interest on, the debentures in cash, shares of its common stock or a combination of cash and shares of its common stock.

If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed or quoted) for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed or quoted) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2005, respectively.

If specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, based on conditions met, the holder has the right, in its sole discretion, to require the Company to immediately redeem up to $7.5 million principal amount of the Debentures in cash. The redemption right constitutes an embedded derivative. The value of this embedded derivative at September 30, 2006 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The holder of the Debentures also acquired a five-year warrant (the “Warrants”) to purchase 0.4 million shares of the Company’s common stock at $9.5685 per share. The Company valued the Warrants at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and was amortized over the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures was increased over three years beginning October 2003. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the fair value of the warrants, approximately $1.0 million, on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2006, respectively, and $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2005, respectively.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million and issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, approximately $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million were amortized over three years, the initial term of the Debentures. Approximately $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2006, respectively, and approximately $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2005, respectively, of the deferred financing costs are included in amortization expense.

NOTE 6 - EQUITY INSTRUMENTS

Common Stock

Additional Paid-in Capital

During the nine month period ended September 30, 2006, the Company’s additional paid-in capital increased by $25.7 million, primarily due to $15.8 million in employee stock-based compensation, $5.8 million from exercise of stock options, $3.7 million related to earn-out provisions in a prior acquisition and $0.4 million related to cashless exercises of warrants.

NOTE 7 - STOCK PLANS

The Company maintains the 1998 Stock Incentive Plan, 2001 Equity Compensation Plan, 2001 Stock Incentive Plan for Non-Officers, 2002 Equity Compensation Plan, 2002 Stock Incentive Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” The Stock Plans provide for the grant of any or all of the following types of awards: (i) stock options, including incentive and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or free standing; and (iii) restricted stock to eligible participants. The awards must generally be priced to be at least 85% of the fair market value of the Company’s common stock at the date of the grant (100% in the case of incentive stock options). The majority of the Company’s awards vest over three year periods contingent upon employment with the Company on the dates of vesting.

(a) Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective transition method, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. Under SFAS No. 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize the stock-based compensation over the requisite service period.

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

The following table represents the weighted-average assumptions used to estimate fair values of the stock options granted in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.72%	4.22%	4.38%	3.09%
Expected life (in years)	3.0	3.0	3.0	2.5
Expected volatility	56%	99%	62%	103%

The weighted average fair value per option at the date of grant for options granted during the three and nine months ended September 30, 2006 were $3.55 and $3.46, respectively, and $2.74 and $2.51 during the three and nine months ended September 30, 2005, respectively. Stock option activity for the nine month period ended September 30, 2006 is summarized as follows (in thousands, except share amounts and as noted):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,595	$5.74
Granted	429	$6.91
Exercised	(1,577)	$3.67
Forfeited	(703)	$6.01
Outstanding at September 30, 2006	7,744	$6.26	$7.4	28,539
Vested and exercisable at September 30, 2006	3,398	$7.16	$6.1	15,444

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2006. The intrinsic value for options exercised during the three and nine month periods ended September 30, 2006 was $1.5 million and $8.9 million, respectively.

The following table summarizes additional information regarding outstanding and exercisable stock options at September 30, 2006 (in thousands, except share amounts as noted):

Range of Exercise Prices (in dollars)	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.00 - 2.00	1,129	5.1	$1.12	1,128	$1.12
2.01 - 5.00	3,134	7.6	$4.20	1,224	$4.15
5.01 - 10.00	3,335	8.1	$6.60	955	$6.82
10.01 - 320.00	146	5.3	$82.35	91	$126.45
	7,744	7.4	$6.26	3,398	$7.16

The following table summarizes the activity for unvested stock option activity for the nine months ended September 30, 2006 (in thousands, except share amounts and as noted):

	Options	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	5,470	$2.95
Granted	429	$3.27
Vested	(925)	$3.01
Forfeited	(628)	$3.03
Nonvested at September 30, 2006	4,346	$2.97

The total fair value of shares vested during the three and nine month periods ended September 30, 2006 was $0.8 million and $2.8 million, respectively.

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $2.5 million and $5.5 million for the three and nine month periods ended September 30, 2006, respectively. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the three and nine month periods ended September 30, 2006.

During 2006, the Company modified certain agreements to issue options to purchase the Company’s common stock in conjunction with the separation of certain employees. As a result of the modifications, shares of options were vested or cancelled as of modification date. In accordance with SFAS No. 123R, the Company recognized approximately $0.1 million in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled as of the modification date.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial forecast. For the nine months ended September 30, 2006, the Company recorded additional expense of $1.2 million related to a revision in forecasted forfeitures. As of September 30, 2006, there were $4.8 million of unrecognized compensation costs related to outstanding stock option awards, net of forecasted forfeitures, expected to be recognized through the year 2010.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards using the intrinsic value method under the provisions of APB Opinion No. 25. Under this method, stock-based compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effects on net loss attributable to common shareholders and net loss per share attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss attributable to common shareholders:
As reported	$(768)	$(1,386)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,383	4,298
Pro forma	$(2,151)	$(5,684)
Earnings per share:
Basic, as reported	$(0.02)	$(0.03)
Basic, pro forma	$(0.05)	$(0.13)

(b)  Restricted Stock

During 2005 and 2006, the Company entered into agreements to issue shares of restricted stock to certain employees. The awards vest over various periods, generally three years, contingent upon employment with the Company on the dates of vesting. The restricted stock awards have a fair value equal to the respective market price of the Company’s common stock at the date of grant. The restricted stock awards require no payment from the employee and compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

Restricted stock awards activity for the nine month period ended September 30, 2006 is summarized as follows (in thousands, except share amounts and as noted):

		Weighted Average	Weighted Average
		Grant Date	Remaining Contractual
	Shares	Fair Value	Life (in years)
Unvested at December 31, 2005	3,054	$4.96
Granted	563	$7.82
Vested	(890)	$3.48
Forfeited	(342)	$5.84
Unvested at September 30, 2006	2,385	$6.07	$1.5

Compensation expense related to vesting of restricted stock awards totaled $1.8 million and $10.5 million for the three and nine month periods ended September 30, 2006, respectively, and $0.4 million and $1.4 million for the three and nine month periods ended September 30, 2005, respectively. As of September 30, 2006, there were $7.0 million of unrecognized compensation costs related to unvested restricted stock awards, net of forecasted forfeitures, expected to be recognized through the year 2009.

During 2006, the Company modified certain agreements to issue restricted stock originally expected to vest on January 1, 2007 in conjunction with the separation of an employee. As a result of the modification, shares of restricted stock were vested as of June 27, 2006. In accordance with SFAS No. 123R, the Company recognized approximately $0.1 million in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled as of the modification date.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial forecast. For the nine months ended September 30, 2006, the Company recorded a benefit of $0.3 million related to a revision in forecasted forfeitures.

NOTE 8 — RECOVERY OF INVESTMENT

In the first quarter of 2005, the Company received $2.1 million as a recovery of an investment in Bidland Systems, Inc. (“Bidland”), and subsequently received another $0.2 million in the fourth quarter of 2005. The recovery of the investment was a result of the settlement of pending litigation between Bidland and another party and the subsequent dissolution and liquidation of Bidland. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $0.3 million for each of the nine month periods ended September 30, 2006 and 2005.

Capital lease obligations incurred during the nine month period ended September 30, 2006 amounted to approximately $1.0 million.

Warrants to purchase 64,161 shares of the Company’s common stock at an average price of $1.21 per share were exercised in the nine month period ended September 30, 2006 in exchange for 55,718 shares of the Company’s common stock in cashless exercises of warrants. As a result of the exercises, approximately $0.4 million of the related warrant liability was reclassified as equity.

NOTE 10 — SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology.  Revenue is attributed to individual countries primarily based on where sales are generated.  The Company adjusted prior period segment disclosures to conform to the current presentation. The summarized segment information at and for the three and nine month periods ended September 30, 2006 and 2005, is as follows:

	Three Month Period Ended September 30, 2006				Nine Month Period Ended September 30, 2006
	Media	Search	Technology	Total	Media	Search	Technology	Total
		(in thousands)				(in thousands)
Revenues	$19,082	$22,669	$7,392	$49,143	$58,646	$60,247	$21,367	$140,260
Depreciation	132	260	591	983	579	890	1,303	2,772
Amortization of intangible assets and deferred financing costs	284	387	211	882	1,008	1,177	476	2,661
Income (loss) from operations	197	(1,708)	157	(1,354)	(1,047)	(6,680)	(730)	(8,457)

	Three Month Period Ended September 30, 2005				Nine Month Period Ended September 30, 2005
	Media	Search	Technology	Total	Media	Search	Technology	Total
	(in thousands)				(in thousands)
Revenues	$15,547	$13,731	$5,839	$35,117	$46,460	$35,063	$16,550	$98,073
Depreciation	81	176	504	761	323	516	1,240	2,079
Amortization of intangible assets and deferred financing costs	495	395	250	1,140	1,485	1,185	749	3,419
Restructuring	—	—	—	—	252	228	493	973
Income (loss) from operations	313	(838)	415	(110)	892	(2,513)	(442)	(2,063)

Total assets (1):
September 30, 2006	49,484	$61,038	$11,508	$122,030	—	—	—	—
December 31, 2005	$47,316	53,352	14,325	114,993	—	—	—	—

(1)                                  Not inclusive of corporate segment assets of $39,456 and $27,811, respectively.

	United	United	South	Other-
	States	Kingdom	Korea	International	Total
	(in thousands)
Revenues for the three month period ended September 30, 2006	$18,970	$10,715	$6,307	$13,151	$49,143
Revenues for the nine month period ended September 30, 2006	56,047	28,853	19,631	35,729	140,260
Long-lived assets as of September 30, 2006	11,297	713	15,294	32,392	59,696
Revenues for the three month period ended September 30, 2005	$15,343	$7,141	$3,489	$9,144	$35,117
Revenues for the nine month period ended September 30, 2005	44,575	20,450	9,349	23,699	98,073
Long-lived assets as of December 31, 2005	11,747	762	15,738	33,863	62,110

NOTE 11 - COMMITMENTS AND CONTINGENCIES

(a) Commitments

Lycos, Inc. Services Agreements

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and will retain an additional 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos.  Accordingly, at September 30, 2006 the Company had a net $0.6 million in prepaid royalties, of which $0.5 million is included in prepaid expenses and other current assets and the remaining portion of $0.1 million is included in other assets.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.2 million for each of the three month periods ended September 30, 2005 and 2006 and $0.7 million for each of the nine month periods ended September 30, 2005 and 2006. In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of this asset.

Acquisition Earn-Out Liability

The Company had contingent obligations related to its August 2004 acquisition of Decide. The former Decide stockholders could receive up to an additional $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005. In March 2006, the Company paid $1.3 million and issued 0.4 million shares of common stock, valued at $3.7 million, related to the achievement of 2005 earn-out targets. The payment was accrued at December 31, 2005.

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

NOTE 12 — SUBSEQUENT EVENTS

Denstu 24/7 Search Holdings

On November 1, 2006, the Company and Dentsu, the minority investor of the existing joint venture, K.K. 24-7 Search, expanded their search engine marketing partnership. Through a new holding company, tentatively to be called “Dentsu 24/7 Search Holdings”, the Company and Dentsu will establish new operations within other strategically important advertising markets throughout Asia and the Pacific Rim, including China, India, Korea, Thailand, and Taiwan. Under the terms of the agreement, the Company and Dentsu will each provide initial capital of $5.0 million, which will be used to fund operations in the identified expansion countries. The Company will license its Decide DNA technology to the new operating subsidiaries. Initial management of the new venture will be fully-supported by K.K. 24-7 Search.

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

RECENT DEVELOPMENTS

On November 1, 2006, the Company and Dentsu, our minority investor of the existing joint venture, K.K. 24-7 Search, expanded our search engine marketing partnership. Through a new holding company, tentatively to be called “Dentsu 24/7 Search Holdings”, the Company and Dentsu will establish new operations within other strategically important advertising markets throughout Asia and the Pacific Rim, including China, India, Korea, Thailand, and Taiwan. Under the terms of the agreement, the Company and Dentsu will each provide initial capital of $5.0 million, which will be used to fund operations in the identified expansion countries. We will license our Decide DNA technology to the new operating subsidiaries. Initial management of the new venture will be fully-supported by K.K. 24-7 Search.

RESULTS OF OPERATIONS

The following table compares the results of operations for the three and nine month periods ended September 30, 2006 to the results of operations for the three and nine month periods ended September 30, 2005 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	$Var	2006	2005	$Var
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Revenues:
Media	$19,082	$15,547	$3,535	$58,646	$46,460	$12,186
Search	22,669	13,731	8,938	60,247	35,063	25,184
Technology	7,392	5,839	1,553	21,367	16,550	4,817
Total revenues	49,143	35,117	14,026	140,260	98,073	42,187

Cost of revenues:
Media	12,736	10,516	2,220	39,754	31,470	8,284
Search	17,357	10,026	7,331	45,243	24,405	20,838
Technology (inclusive of $139, $7, $384 and $23 of stock-based compensation, respectively)	1,592	1,005	587	4,661	3,190	1,471
Total cost of revenues	31,685	21,547	10,138	89,658	59,065	30,593

Gross profit	17,458	13,570	3,888	50,602	39,008	11,594

Operating expenses:
Sales and marketing (inclusive of $1,109, $117, $3,269 and $323 of stock-based compensation, respectively)	7,867	5,723	2,144	23,089	16,950	6,139
General and administrative (inclusive of $2,616, $318, $10,814 and $950 of stock-based compensation, respectively)	7,638	5,203	2,435	25,982	15,407	10,575
Product development (inclusive of $471, $51, $1,734 and $151 of stock-based compensation, respectively)	2,425	1,614	811	7,327	4,322	3,005
Amortization of intangible assets and deferred financing costs	882	1,140	(258)	2,661	3,419	(758)
Restructuring costs	—	—	—	—	973	(973)

Total operating expenses	18,812	13,680	5,132	59,059	41,071	17,988

Loss from operations	(1,354)	(110)	(1,244)	(8,457)	(2,063)	(6,394)

Interest income (expense), net	220	(48)	268	428	(190)	618
Change in fair value of warrant liability	22	(384)	406	(97)	(344)	247
Recovery of investment	—	—	—	—	2,100	(2,100)
Impairment of marketable securities	—	—	—	—	(588)	588
Loss on sale of marketable securities	—	(25)	25	—	(18)	18
Other income (expense), net	(27)	(55)	28	97	(95)	192

Loss before provision for income taxes and minority interest in operations of consolidated subsidiary	(1,139)	(622)	(517)	(8,029)	(1,198)	(6,831)

Provision for income taxes	(126)	(164)	38	(268)	(184)	(84)
Minority interest in operations of consolidated subsidiary	(103)	21	(124)	(98)	21	(119)

Net loss	$(1,368)	$(765)	$(603)	$(8,395)	$(1,361)	$(7,034)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. We generate Media revenue primarily from our 24/7 Real Media Web Alliance. Web Alliance revenue was $18.8 million and $57.7 million for the three and nine month periods ended September 30, 2006, respectively, as compared to $15.3 million and $45.5 million for the three and nine month periods ended September 30, 2005, respectively, an increase of 23.8% and 26.7%, respectively. The increase is primarily related to an increase in the number of advertising impressions sold. The remaining Media revenue related to our e-mail services.

Cost of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in our Web Alliance. Cost of revenues also included advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit margins for Media were 33.3% and 32.2% for the three and nine month periods ended September 30, 2006, respectively, as compared to 32.4% and 32.3% for the three and nine month periods ended September 30, 2005, respectively. The gross profit margin were consistent although there is a slight upward trend due to increases in the percentage of revenue retained from

Web sites in the 24/7 Real Media Web Alliance offset by a downward trend due to the increased contribution from regions with a lower gross profit percentage, particularly Korea.

Advertisement serving costs were $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2006, respectively. Advertisement serving costs were $0.5 million and $1.3 million for the three and nine month periods ended September 30, 2005, respectively.

Search

Revenue. Search revenue was $22.7 million and $60.2 million for the three and nine month periods ended September 30, 2006, respectively, as compared to $13.7 million and $35.1 million for the three and nine month periods ended September 30, 2005, respectively, an increase of 65.1% and 71.8%, respectively.  The increase was due to an increase in the number of accounts under management and an increase in the average revenue per advertiser account.

Cost of Revenues. Search cost of revenues consisted primarily of fees paid to our search engine distribution partners, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines.

Gross Profit. Gross profit margins for Search were 23.4% and 24.9% for the three and nine month periods ended September 30, 2006, respectively, and 27.0% and 30.4% for the three and nine month periods ended September 30, 2005, respectively.  The decrease in gross profit margin was primarily due to a decrease in margin in our Managed Account Service offering as a result of competition in the marketplace as well as the addition of higher volume accounts, which usually command a better price.  Adding to the decline is the faster pace of growth of our lower margin Managed Account Service offering relative to other search product offerings. These decreases were partially offset by an increase in revenue from Dentsu which is at a higher margin.

Technology

Revenue. Technology revenue was $7.4 million and $21.4 million for the three and nine month periods ended September 30, 2006, respectively, as compared to $5.8 million and $16.6 million for the three and nine month periods ended September 30, 2005, respectively, representing an increase of 26.6% and 29.1%, respectively. The increase primarily reflects expanded usage of OAS by existing customers and the addition of new customers.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and salaries and benefits of related technical personnel, and is inclusive of stock-based compensation. The cost of revenues was offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit margins were 78.5% and 78.2% during the three and nine month periods ended September 30, 2006, respectively, and 82.8% and 80.7% for the three and nine month periods ended September 30, 2005, respectively.  The margin decrease is due to increases in the cost of advertisement serving equipment and facilities and the increase in stock-based compensation.  Stock-based compensation was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2006, respectively, and approximately $7,000 and $23,000 for the three and nine month periods ended September 30, 2005, respectively.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing, and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $7.9 million and $23.1 million for the three and nine month periods ended September 30, 2006, respectively, and $5.7 million and $17.0 million for the three and nine month periods ended September 30, 2005, respectively. The increase was primarily due to additional personnel costs and the inclusion of stock-based compensation of $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2006, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2005, respectively. Excluding stock-based compensation, sales and marketing expenses decreased as a percentage of revenue from 16.0% to 13.8% for the three month periods ended September 30, 2005 and 2006, respectively, and from 17.0% to 14.1% for the nine month periods ended September 30, 2005 and 2006, respectively, as we continued to gain operating leverage.

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

General and administrative expenses were $7.6 million and $26.0 million for the three and nine month periods ended September 30, 2006, respectively, and $5.2 million and $15.4 million for the three and nine month periods ended September 30, 2005, respectively. The increase was primarily due to the inclusion of stock-based compensation of $2.6 million and $10.8 million for the three and nine month periods ended September 30, 2006, respectively, and $0.3 million and $1.0 million for the three and nine month periods ended September 30, 2005 and 2006, respectively. The remaining increase was due primarily to increased depreciation due to the improvement and expansion of our infrastructure, additional professional fees as a result of increased compliance costs and additional personnel related costs. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 13.9% to 10.2% for the three month periods ended September 30, 2005 and 2006, respectively, and from 14.7% to 10.8% for the nine month periods ended September 30, 2005 and 2006, respectively.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $2.4 million and $7.3 million for the three and nine month periods ended September 30, 2006, respectively, and $1.6 million and $4.3 million for the three and nine month periods ended September 30, 2005, respectively. These amounts are inclusive of stock-based compensation of $0.5 million and $1.7 million for the three and nine month periods ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2005, respectively.  The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings.

Amortization of Intangible Assets and Deferred Financing Costs

Amortization expense related to intangible assets acquired with Real Media in October 2001, 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment to Lycos in connection with a strategic business relationship that we entered into in February 2004.

For the nine month period ended September 30, 2006, amortization expense related $1.1 million to acquired technology, $0.5 million to other intangible assets, $0.4 million to deferred financing costs, and $0.7 million to the transition payment to Lycos. For the nine month period ended September 30, 2005, amortization expense related $1.7 million to acquired technology, $0.6 million to other intangible assets, $0.4 million to deferred financing costs and $0.7 million to the transition payment to Lycos.

Restructuring Costs

During the nine month period ended September 30, 2005, we recorded a restructuring charge of $1.0 million relating to our former New York headquarters.

Interest Income (Expense), Net

Interest income (expense), net relates to our long-term debt and capital lease obligations offset by interest income related to our cash and cash equivalents. Interest income (expense), net for 2006 and 2005 primarily related to the $15.0 million of subordinated convertible debentures initially due September 2006, of which a portion of the interest incurred relates to cash payments due and a portion relates to the amortization of warrants issued with the debentures, offset by interest income from cash in overnight deposits and money market accounts. In September 2006, on the terms and condition set forth in the debentures, the holder elected to extend the maturity of the debentures until September 2009.

Change in Fair Value of Warrant Liability

Our liability relates to warrants outstanding from our preferred stock offering, and is adjusted to fair value at the end of each reporting period. The expense for the nine month period ended September 30, 2006 was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value was primarily due to the higher fair market value of our common stock compared to the fair market value of our common stock at December 31, 2005.

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

Loss on Sale of Marketable Securities

During the nine month period ended September 30, 2005, the Company sold 278,700 shares of its chinadotcom common stock, which resulted in proceeds of approximately $0.9 million and an immaterial realized loss.

Other Income (Expense), Net

Other income (expense), net for the nine month period ended September 30, 2006 consisted of earn-out payments received in excess of amounts recorded, offset by legal fees associated with a former subsidiary that we shut down and realized foreign currency losses. Other income (expense), net for the nine month period ended September 30, 2005 consisted primarily of legal fees associated with a former subsidiary that we shut down.

Provision for Income Taxes

The increase in the provision for income taxes from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006 was primarily a result of increases in taxes, driven by higher pretax income.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the nine month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$8,571	$6,664
Net cash used in investing activities	$(2,697)	$(1,312)
Net cash provided by financing activities	$4,481	$2,344

Historically we have financed our operations through equity financings and long-term debt and more recently through cash generated by operations. Net cash provided by operating activities was $8.6 million and $6.7 million during the nine month periods ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities is generally due to our net operating losses, adjusted for certain non-cash items included in our net operating results, as well as changes in various components of working capital, particularly fluctuations in accounts receivable.

Net cash used in investing activities was approximately $2.7 million during the nine month period ended September 30, 2006, and consisted of capital expenditures for operational purposes. Net cash used in investing activities was approximately $1.3 million during the nine month period ended September 30, 2005, and consisted of $0.6 million of proceeds from maturities of short-term investments, $0.9 million of proceeds from the sale of marketable securities and $2.1 million from the recovery of an investment, offset by $4.9 million in capital expenditures for operational purposes.

Financing activities provided $4.5 million and $2.3 million in the nine month periods ended September 30, 2006 and 2005, respectively. Financing activities during the nine month period ended September 30, 2006 were attributed as follows: $0.2 million of proceeds from the note receivable from IMAKE and $5.8 million from the exercise of common stock options offset by $1.3 million earn-out payment to the former shareholders of Decide and $0.2 million in payments of capital lease obligations. Financing activities during the nine month period ended September 30, 2005 were attributed as follows: $1.7 million from proceeds received from Dentsu, the minority investor of our consolidated subsidiary, K.K. 24-7 Search, and $0.7 million from the exercise of common stock options offset by $0.1 million in payments of capital lease obligations.

On September 26, 2003, we completed the placement to an institutional accredited investor of $15.0 million of our subordinated convertible debentures due September 2006. In September 2006, on the terms and conditions set forth in the Debentures, the holder elected to extend the maturity date of the debentures until September 2009. If at any time on or after September 26, 2005, the second anniversary of the initial issuance date, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million in principal amount of the debentures. This condition has been met, and management believes the holder may exercise its right to require redemption. Management believes existing cash and investments will be sufficient to meet the obligation to redeem, should the holder exercise its right.

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24-7 Search has $3.0 million in cash as of September 30, 2006 that must be kept in Japan for operational purposes.

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

We are subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the United States and by various taxing authorities in foreign countries.  As of September 30, 2006, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations will not have a material adverse impact on our financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at September 30, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Common stock warrants issued in conjunction with our subordinated convertible debentures are equity-linked derivatives and accordingly represent off-balance sheet arrangements. In addition, the conversion and redemption features of the subordinated convertible debentures constitute an embedded derivative.  Some of the common stock warrants and the conversion and redemption features meet the scope exception in paragraph 11(a) of the Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and are accordingly not accounted for as derivatives for purposes of SFAS No. 133, but instead are accounted for as equity.

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

Impairment of Long-Lived Assets

We evaluate goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that a carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, long-term assets and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent to which or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. We assess impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142,

Goodwill and Other Intangible Assets. We determine the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment we recognize is the amount by which the carrying amount exceeds the fair market values of the assets.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method, and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. Under SFAS No. 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. For stock-based awards granted on or after January 1, 2006, we will amortize the stock-based compensation over the requisite service period. We determine the fair value of these awards using the Black-Scholes option pricing model.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  Under APB Opinion No. 25, stock-based compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.

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

Foreign Currency Risk

International revenues accounted for approximately 60% of our total revenues during the nine month period ended September 30, 2006, as compared to 55% for the fiscal year ended December 31, 2005. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds Sterling, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income (loss) for our foreign operations. Similarly, our revenues, operating expenses and net income (loss) will decrease for our international segments when the U.S. Dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the nine month period ended September 30, 2006. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held as the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.  These changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the nine month period ended September 30, 2006.

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

In 2006, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal controls through the nine month period ended September 30, 2006.  We anticipate that improvements will continue to be made.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded, as of September 30, 2006, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

RISKS RELATED TO 24/7 REAL MEDIA, INC.

WE MAY NOT BE ABLE TO SUSTAIN OUR PROFITABILITY.

We have achieved profitability in accordance with generally accepted accounting principles in the United States, or GAAP, in certain reporting periods; however, we have also incurred net losses in other periods. We may not achieve profitability in future quarterly or annual reporting periods. We may incur net losses for the foreseeable future. Even if we do achieve profitability in future periods, we may not be able to sustain or increase our profitability in the short-term or long-term, on a quarterly or an annual basis, in subsequent periods.

WE MAY NOT BE ABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR EXISTING PRODUCTS AND TECHNOLOGY.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology globally. From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments. For example, we recently released a new version, 6.0, of our Decide DNA platform for search marketers and a new version, 6.0, of our OAS platform targeted at publishers. OAS 6.0 builds on the previous 5.8 version, and also incorporates our analytics and behavioral targeting applications as modules; a limited number of our customers are now running on OAS 6.0 and we will transition the balance of our central adserving customers to it over the remainder of 2006 and in 2007. Future versions of OAS 6.0 may incorporate our Decide DNA technology. We may also build functionalities of our existing OAD solution and create a version of OAS targeted at advertisers. We may experience delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction, implementation or marketing of new releases of our technology globally. In addition, we must ensure that the performance levels and capacity of our technology remain steady when we release new versions to our customers and that we are able to migrate customers onto new technology promptly. Any material delays in introducing or implementing a new release or performance problems could cause us to lose customers and cause our revenue to decline.

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe, Japan and South Korea, and we currently derive over half of our revenue from non-U.S. markets. To date, we have limited experience in marketing, selling and distributing our solutions internationally in certain regions. Our international operations are subject to additional risks, including:

•                  changes in regulatory requirements;

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

•                  application of withholding taxes at a high rate on intercompany royalty and other payments;

•                  the inability to utilize certain foreign tax credits; and

•                  the inability to utilize some or all of losses generated in one or more foreign countries;

•                  difficulties and costs of staffing and managing foreign operations;

•                  reduced protection for intellectual property rights in some countries;

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

Our Search segment has been growing faster than our other business segments. The search industry is still relatively new, competition is high and there are no set parameters among service providers as to how to run campaigns, track data or include more complex features, such as behavioral targeting. We are working to develop set standards as our Search business grows, but our current strategies may not be successful in the long-run. As a result, it is difficult to predict how our Search segment will perform in the future. For example, revenue in the segment has increased significantly in recent periods, while margins have decreased as our lower gross margin managed SEM services business performed better than other search areas. Further, we have and may continue to encounter inefficiencies, such as the under or over-

delivery of campaigns due to programming difficulties or set-backs, such as outdated methodologies and tools that must be reconfigured or replaced. Furthermore, our success in SEM is dependent in part on our ability to develop and maintain good relationships with our search engine distribution partners, who both cooperate and compete with us for search clients and who change the requirements as to how external software must interact with their software on an on-going basis and are unwilling to negotiate those terms and conditions. There is no guarantee that our current or future Search software and techniques will meet our clients’ needs and the demands of search engine partners, successfully manage increasingly complex campaigns or be profitable for our business.

STRATEGIC BUSINESS VENTURES, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL OR AVAILABLE TO US IN THE FUTURE.

We were formed in February 1998 to consolidate three Internet advertising companies, and have since acquired or entered into joint ventures with many other companies. Most recently, in November 2006, we announced the planned expansion of our joint venture with Dentsu to provide our SEM services throughout Asia. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional joint ventures as a key component of our growth strategy. If we are unable to enter into new strategic business ventures in the future, our ability to grow and adapt in our industry may be impaired and our revenue may suffer.

If we are able acquire new companies or expand our business lines through joint ventures, any such business venture may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities and the incurrence of debt and amortization expenses related to intangible assets. In addition, any such business venture may involve numerous risks, including:

•                  the difficulty and cost of implementing new processes and procedures, integrating and assimilating any existing operations, technologies, products and personnel, and expanding, training and managing the work force;

•                  implementing new, or remediating existing, financial and management controls, reporting systems, procedures and policies appropriate for a U.S. public company;

•                  the dedication of global resources, personnel and members of management, on a short or long-term basis, which take a significant period of time and may distract management’s attention from our other operations;

•                  the availability of favorable acquisition or other financing for the venture; and

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

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times our global revenue and revenue in certain segments and operating units has grown significantly and has decreased significantly. Accurate predictions of future revenues are difficult, among other things, because of the rapid changes in the markets and regulatory environment in which we operate.

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

•                  changes in the amount of our liability for our customers’ bad debt in our full service search business;

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

Open AdStream is our proprietary advertisement serving technology and serves as our sole advertisement serving solution. We have incorporated a variety of functionalities and modules into this platform, and our Media business also utilizes Open AdStream technology. We must, among other things, ensure that the technology will continue to function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deliver advertisements or report on advertisement delivery without significant delay. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, advertising agencies and Web publishers and result in contract terminations, fee rebates and make-goods, thereby reducing our revenue.  Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising delivered through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY ACQUIRE AND MANAGE ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively obtain web publisher advertising inventory and sell it to advertisers. The Web publishers that currently list their unsold advertising inventory with us, including a small number of large Web publishers that provide us with a sizable amount of inventory, are not bound by long-term contracts and can change the amount of inventory they make available to us at any time. If a Web publisher reduces or cancels the advertising space from its Web sites available to us, we may not be able to locate replacement advertising space from other Web sites with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. If we fail to manage our existing advertising space effectively to anticipate or meet our customers’ changing requirements, our revenue could decline.

We expect that our customers’ requirements will become increasingly sophisticated as the Web continues to mature as an advertising medium. Our growth depends on our ability to attract and retain advertisers by providing high quality advertising inventory with attractive demographics, innovative and quality content and large audiences. Our ability to provide such inventory is dependant on our capacity to screen out illegitimate or unreliable Web sites and attract and retain trustworthy, quality Web publishers.  Web publisher retention depends on a number of factors, some of which are beyond our control, including our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The amount of our inventory may not increase or even remain constant in the future, which could cause our advertising revenue to decline significantly.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our delivery of advertisements and our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs or regarding over-delivery of advertising impressions. Further, search and media advertisers are paying much closer attention to allegations of click fraud — which can occur when a user intentionally clicks on an advertisement displayed on a Web site for a reason other than to view the related content or where a “clickbot” software program is used to artificially inflate click throughs — in the industry generally and have become more willing to inquire about or challenge click counts related to SEM and media services. Search engine robots that are masked as valid browser agents could bypass industry standard robot and spider lists and our filters and also cause artificial inflation in click results.  Any significant dispute over the proper measurement of clicks or other user responses to advertisements could cause us to lose customers, advertising inventory and revenue, could substantially reduce the gross profit margin we generate in our media and search businesses and could lead to a class action or other litigation.

WE ARE UNDERTAKING SEVERAL GLOBAL INITIATIVES IN ORDER TO BETTER LEVERAGE OUR BUSINESS, AND OUR EFFORTS MAY NOT BE SUCCESSFUL OR MAY NOT BE BENEFICIAL TO EACH OF THE OFFICES IN WHICH WE OPERATE.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate, creating global standards for product management, development and marketing and implementing global databases for our sales personnel, which we will continue during the remainder of 2006 and 2007. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans.  While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

CHANGES IN THE ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES.

We have a history of using employee stock options and other stock-based compensation to attract, motivate and retain our staff. In December 2004, the Financial Accounting Standards Board issued the revised SFAS No. 123(R), Share-Based Payment, which required us, as of January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations has had a negative effect on our earnings per share since the adoption of SFAS No. 123(R) and is likely to have a negative effect on our earnings per share in future periods, which could negatively impact our stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to attract, motivate and retain qualified personnel may be impaired, which could be detrimental to our business.

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

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have a joint venture with Dentsu to promote SEM services in Japan, the expansion of which we recently announced, a strategic business relationship with Lycos, we have major search engine distribution partners, such as Google and Yahoo! Search Marketing, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships. If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

IF WE LOSE ANY KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer and our Chief Technical Officer. The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry. The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

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

The trading price of our common stock has been volatile historically and may continue to be unstable. For example, during the past twelve months, the closing sales price of our common stock on the NASDAQ Global Market has ranged from a high of $11.61 per share to a low of $5.62 per share. The trading price of our common stock may fluctuate widely in response to various events and factors, some of which are beyond our control, such as quarterly or annual variations in the operating results and stock price performance of the Company, our competitors or our business partners; announcements by us or our competitors of acquisitions, new or improved products or services or business relationships; the initiation or discontinuation of coverage by securities analysts; guidance and reports by securities analysts, including changes in their financial earnings estimates and recommendations; announcements about our earnings estimates or earnings that are not in line with analyst expectations or prior Company guidance; announcements by our competitors about their earnings, especially if they are not in line with analyst expectations; sales of stock by us or by our stockholders; and new reports relating to trends in our markets and general economic conditions.

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

As of September 30, 2006, there were approximately 49.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 12.4 million shares of common stock that may be sold into the market in the future, including approximately 7.7 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 2.4 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

OUR ABILITY TO GENERATE SUFFICIENT CASH FLOW TO REPAY OUR INDEBTEDNESS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

On September 26, 2003, we issued to a single holder $15.0 million in principal amount of our 2% subordinated convertible debentures due September 2006, subsequently extended to September 2009 at the election of the holder. On January 1, 2004, we began making semi-annual interest payments, which, thus far, we have elected to pay with cash flow from operations. We need to ensure that we have sufficient cash on hand to cover any portion of the balance that we elect to pay in cash at maturity, or, if the holder elects to exercise its redemption right with respect to $7.5 million in principal amount of the debentures, any amount thereof that we elect to redeem in cash. Our ability to generate cash flow is subject to economic, financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may need to, among other things, seek additional financing, refinance or restructure our debt or reduce or issue a large amount of common stock, which, if possible, would be very dilutive or delay planned expenditures.

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

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware,” which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdStream products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users that are inconsistent with our policies and practices. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation.  Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative, of which we are a member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

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

________________________

*              Filed herewith.

†              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

24/7 REAL MEDIA, INC.
(Registrant)

Date: November 9, 2006	By:	/s/ DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer (Principal Executive Officer)