Form 10-K
period 2006-12-31
24/7 REAL MEDIA INC
filed 2007-03-16
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File No. 0-29768

24/7 REAL MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3995672
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
132 West 31st Street, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 231-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer ☐	Accelerated filer [x]	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐        No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $419.2 million, based upon the last price quoted on the NASDAQ National Market on June 30, 2006 of $8.78. For purposes of this calculation, the registrant has assumed that its directors and officers and each person who beneficially owned 10% or more of the outstanding common stock on that date are affiliates. The registrant does not have any non-voting common equity outstanding.

The number of outstanding shares of the registrant’s common stock as of February 28, 2007 was 50,802,518.

Documents Incorporated by Reference

Items 11-14 of Part III of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Annual Report on Form 10-K in accordance with General Instructions G(3) to Form 10-K.

24/7 REAL MEDIA, INC.
2006 ANNUAL REPORT ON FORM 10-K

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser®, 24/7 Search® and Decide DNA® are registered trademarks of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

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

ITEM 1.                BUSINESS.

24/7 REAL MEDIA  OVERVIEW

24/7 Real Media is a leading global digital marketing company, providing online advertising and search engine marketing (“SEM”) strategies to meet the needs of a broad range of Web publishers and advertisers since 1995. We work closely with our clients to implement integrated solutions to sell and deliver advertising on Web sites and manage online campaign planning, execution, measurement and analysis. We sell our products and services worldwide from 20 sales locations in twelve countries throughout North America, Europe, Asia and Australia.

We generate revenue primarily through our three principal lines of business, Media, Search and Technology. Our Media business help advertisers increase the reach of their ad campaigns through the Global Web Alliance, a group of affiliated Web sites with brand names, quality content and a global scope, and sophisticated campaign targeting options within the Global Web Alliance. Our Search business services, which are powered by our proprietary Search software, Decide DNA®, allow advertisers to maximize their SEM spending and achieve optimum returns on their investments. Through our Technology business, we provide online advertisement serving, analytics and behavioral targeting services to publishers using our proprietary Open AdStream® (“OAS”) online advertisement delivery and management software. Our Media and Search segments each contributed approximately 42% of our revenue in 2006, while our Technology segment contributed approximately 16% to 2006 revenue. See Note 16 to the Consolidated Financial Statements for financial information about each of our business segments, including revenue, income (loss) from operations and total assets, as well as revenue and long-lived asset information by geographic area.

We were organized under the laws of the State of Delaware on January 23, 1998, and have been a publicly traded company since August 1998. Our corporate headquarters are located at 132 West 31st Street, New York, NY 10001, and our telephone number is (212) 231-7100. Our corporate Web site address is www.247realmedia.com.

OUR PRINCIPAL LINES OF BUSINESS

Media

Web Site Representation

Through our Global Web Alliance, an alliance of affiliated Web sites, we provide Web site representation services to Web publishers seeking to increase advertising revenue from their Web sites and maximize revenue from their existing advertising inventory. We represent Web sites with brand names, quality content and global reach. We enforce our quality standards by reviewing and periodically auditing the content of our affiliates’ Web sites, and we reject membership requests from Web sites that do not meet our criteria. Our quality controls are intended to screen out unsuitable Web sites, such as those with inappropriate content, insufficient traffic, that engage in illegal acts or fraudulent clicking activity or that do not comply with industry-standard privacy practices. We also employ a Web site relationship department that surveys our partner Web sites and monitors qualitative indicators of service levels in order to continuously improve our customer service.

By entering into revenue sharing agreements with us, our affiliated Web publishers allow us to sell their premium and under-utilized advertising inventory, as well as inventory that might otherwise go unsold, and we pay them a royalty for the ad inventory we sell. Our experienced global sales force ensures that our affiliated Web sites are well-represented to advertisers worldwide and promoted as a leading solution for advertisers to reach a diverse, global audience. We sell inventory in the Global Web Alliance in a variety of ways in order to further increase the reach and appeal of the inventory of our Web publishers. Our sales techniques include site-specific sales on individual premium Web sites, “vertical” sales, which group publisher affiliates together based on Web site content and “run of network” sales, which allow advertisers who do not need to target particular Web site content to run their campaigns across a wide range of affiliated Web sites with varying content.

We use, OAS, our proprietary online advertisement delivery and management technology, to serve advertisements on behalf of the Web sites in the Global Web Alliance. Our Web site affiliates have access to a user interface that allows them to control the types of advertisements that are running on their site and reject advertising campaigns that they do not approve of. Affiliates who opt to license our OAS technology will benefit from enhanced insight into their ad inventory and additional campaign management functionality, as described below in more detail under “Technology.”

Web Advertising

We sell ad inventory in the Global Web Alliance to advertisers seeking to target broad or specific audiences, build their brands and generate greater customer response and greater return from their advertising spending. We focus our sales and marketing efforts on the leading domestic and international advertisers and advertising agencies, and can implement ad campaigns in virtually any format, including rich media. We implement advertising campaigns on the Global Web Alliance pursuant to written agreements, or insertion orders, covering the media buy, which we enter into directly with the advertiser or through its advertising agency. The insertion order will set forth the nature and duration of the advertising campaign, the Web sites or categories of Web sites that the campaign will run on and the pricing and other parameters. We typically sell advertising space on a cost-per-thousand impressions (“CPM”) basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is displayed. We typically count an advertising impression each time a user’s Web browser requests that our computer servers transmit the advertisement.

Our sales force works closely with our customers to enhance the effectiveness of their ad campaigns. Based on the extensive reach of the Global Web Alliance and the diverse Web site content within it, we are able to offer customized advertising solutions to advertisers and advertising agencies. Our advertising solutions include the sale of ad inventory on individual Web sites with premier brands, quality content and large online audiences, “vertical” sales that group together Web sites based on content (sports, travel, women’s interest, etc.), demographics (18-34 age group, teens, etc.) or psychographic characteristics (music, politics, etc.), sales of premium inventory and “run of network” sales, which give advertisers a cost-effective way to run a high number of advertising impressions across a wide range of affiliated Web sites.

We use our OAS technology platform and our experienced traffic and account management staff to help our advertiser clients quickly and effectively refine their ad campaigns and target advertisements to the right segments of the Global Web Alliance audience. With the OAS technology’s advanced targeting capabilities, we can enhance campaigns for advertisers in a number of ways. The behavioral targeting application and service within OAS allows advertisers to target Internet users based on their recent online behavior and other specific characteristics whenever the users are on a Web site within the Global Web Alliance. Behavioral targeting options include serving ads based on: the content in a Web site that a user is viewing, a user’s specific geographic location, keyword (the specific words entered into a search box by a user), the particular time of day or week and frequency capping (limiting the number of times a particular advertisement is delivered to the same user within specific time periods).

Search

We provide SEM services to advertisers, and, to a lesser extent, provide services to search engines that employ us to enhance the relevancy of their Web site listings and report on advertising campaigns for their advertisers. Our proprietary Decide DNA technology is the foundation for all our Search services, and automates, manages, tracks, reports, analyzes and optimizes search engine traffic. We upgrade and issue new releases of our Decide DNA from time to time, and most recently released version 6.0 in July of 2006.

Managed SEM Services for Advertisers

Our managed SEM services are designed to increase a Web site’s visibility in a search engine’s results page. We provide SEM services to advertisers through three methods:  keyword bid management, which involves auctioned bidding on search terms, or keywords, to ensure that a Web site’s advertising shows up in a search engine’s sponsored listings, paid inclusion (“PI”), which ensures that a Web site shows up in a search engine’s natural listings, and Web site search engine optimization (“SEO”), which involves improving a Web site’s content and structure to improve the site’s rankings in the natural results of a keyword search on a search engine. Any strong search advertising campaign involves a combination of these three techniques, and we believe that Decide DNA is the only search engine marketing tool that combines all three services in a single tool. Through Decide DNA, we also provide our clients with tracking information and reports, such that clients can view organic search traffic information alongside the results of their SEM activities.

Keyword Bid Management.   Web sites can advertise on search engines by having their listings displayed in the sponsored listings section of a search engine’s results page. This type of advertising is also known as pay-for-placement, or P4P. Web sites accomplish this through bidding on keyword search terms—a Web site will have its advertisement and a link to the Web site displayed as a featured result when a user searches for a specific keyword that the Web site has successfully bid on. For client advertisers running keyword triggered ad campaigns on pay-for-placement search engines, we use our Decide DNA technology to help them identify the keywords that are most relevant to their products and services—those that will lead users from the search engine results to the advertisers’ Web sites—and manage bidding on those keywords simultaneously across multiple search engines. The automated bid management functionality of Decide DNA allows us, on behalf of our clients, to manage frequently changing minimum, maximum and average bid prices of keyword search terms and groups of keywords, optimize our clients’ SEM budget across those keywords by analyzing all the factors that affect the client’s return on investment, such as ad creative, product, keyword, clicks, price and rank, and set controls to pace user traffic and spending of the budget over the course of the SEM campaign. Decide DNA provides our clients with detailed reporting for tracking and analyzing, campaign expenditures and return on investment. We charge our clients for our keyword bid management services either based on a percentage of the client’s spend with the search engines or an agreed cost-per-click (“CPC”) fee model. CPC fees are generated each time search engine users click Web site listings and are directed to our client advertisers’ Web sites.

Paid-Inclusion.   Search engines use computer programs called spiders or web crawlers to automatically review and index the content of Web sites in the Internet. The majority of search engines allow Web sites, for a fee, to submit their site content for inclusion in the main body of the search engine’s results page (also referred to as the search engine’s natural or algorithmic results). Without PI, Web sites must rely on the search engines’ methodologies for crawling, indexing and displaying site content, which often involves only crawling the front or main page of a Web site, or indexes that are not updated frequently enough to include new Web site content. We manage the PI process for our Search clients, and use our Decide DNA technology to build and submit to search engines a “data feed” of the content on the client’s Web site pages that is editorially compliant, indexed and relevant based on the unique requirements of a given search engine. Our PI services help to expose deeper content on the Web pages and Web pages that might otherwise be hard to index in search engine listings due to the way the search engines would otherwise crawl them. PI also ensures the display of Web site listings that include the most recent and relevant Web site content. PI clients can use Decide DNA’s reporting functionality to track and analyze their return on the money they spend. We charge our clients for our PI services either based on a percentage of the client’s spend with the search engines or an agreed cost-per-click, or CPC, fee model. CPC fees are generated each time search engine users click Web site listings and are directed to our client advertisers’ Web sites.

Web Site Optimization.   Search engine optimization services, or SEO services, are designed to index and improve the rankings for Web sites in a search engine’s natural or algorithmic results, without payment of a PI fee, by capitalizing on the algorithms employed by the search engine. The ultimate goal is to achieve good placement for the Web pages in the search engine’s natural results when users search on the search engine for keywords that are most relevant to the Web pages. Through our relationships with major search engines and our understanding of search engine algorithms, we help advertisers optimize pages in their Web sites in order to increase the visibility and relevance of the Web pages in the algorithmic results displayed by search engines. We typically perform an initial audit of the client’s Web site and then provide the client with our recommendations about how to fine tune the Web pages, while keeping them functional and navigable from a search engine, user and marketing perspective. We typically charge advertisers an initial fixed fee and a monthly maintenance fee for our optimization services.

Optimization Services for Search Engines

We build and optimize advertiser Web site listings submissions for search engines. This service is known as “trusted feed generation.” We typically charge a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

Currently, we provide trusted feed generation services primarily for Yahoo. We work with clients of Yahoo’s Search Submit Pro Program to build and optimize Web site listings, report on campaign performance and provide ongoing optimization. Yahoo employs us to ensure that all relevant deep Web site content is fed accurately into its database on a guaranteed and frequently updated basis. This process requires extensible mark-up language (“XML”) data feed formatting to facilitate large quantities of data transfers. The Yahoo Site Match Xchange service simplifies and automates the work required to build, report and optimize XML feeds. Clients provide us, in spreadsheet or simple text file format, the basic data used or referenced in the client’s Web site that the client would like to include in Yahoo’s paid inclusion feed.

Technology

The Open AdStream (OAS) Platform

Our award-winning Open AdStream (“OAS”) platform is the foundation of 24/7 Real Media’s proprietary online advertisement delivery and management technology offering. We upgrade and issue new releases of our OAS technology from time to time. Future versions of our OAS platform may incorporate our Decide DNA technology and functionalities targeted at advertisers.

We believe our OAS platform offers our customers one of the most versatile advertisement delivery technologies available. The OAS platform allows our customers to actively monitor and manage their advertising campaigns and fully integrates ad serving, analytics, behavioral and other targeting, and contract management applications in one piece of software. The major functionalities of OAS include the following:

Ad Serving.   With our OAS technology, Web publishers can deliver and manage advertising across the Internet in virtually all types of formats, from static images to rich media advertisements, including streaming media, expanding, floating, interactive, pop-up and banner advertisements, interstitial ads, which are displayed to users before the requested Web site content, full page advertisements and video ads. OAS can also serve ads into interactive digital television and on mobile and other WAP (wireless application protocol) platforms.

Ad Campaign Data and Reporting.   Publishers can use the data generated from ad campaigns that run on their Web sites to create a broad range of reports based on a variety of characteristics. These reports include status reports about the scheduling of current ad campaigns, reports on campaign performance based on impression levels and click-through rates, both individually and measured against other ad campaigns, and reach and frequency reports that provide information about how many unique users a campaign has reached, the Web sites on which users were reached and the number of impressions served and click-throughs per user. OAS also automatically analyzes historical data to forecast the amount of advertising inventory that will be available in the future, which helps publishers to maximize their advertising revenue. Customers can also easily export data from OAS, allowing them to integrate the technology with their other management and billing systems.

Analytics.   Our analytics application offers Web publishers active campaign reporting, marketing intelligence and revenue information. Publishers can maximize advertising revenue through the information gleaned from standard and customized reports generated by the application, which can instantly analyze online advertising data by any campaign property, including campaign type, campaign owner, target market, product line, anticipated revenue, agency or publisher, ad creative, media type and ad placement. The application also helps publishers to measure, analyze and manage the online audiences on their Web sites. Publishers can review user traffic data from specific pages on their Web sites, including page view data, entry and exit data, previous and next page data and clicks-to-page data, as well as analyze the specific paths that visitors use to navigate within the Web sites and how they flow from one Web page to another. Publishers can use this information to optimize their Web sites and drive traffic within them.

Behavioral Targeting.   Our behavioral targeting application enables publishers to identify, segment and target visitors to their Web sites based on the visitors’ online behavior. The application offers a broad range of targeting options, including targeting based on user behavior, geographic location, demographic information, and the search terms that users are already looking for, cookie-based targeting and targeting based on criteria that are most important to a particular ad campaign. Publishers can also use the application to implement frequency capping, which controls the number of times advertisements are displayed to visitors by Web site session, hour, day, week, month or lifetime visits, or through combinations of the preceding frequency capping options, to execute ad sequencing, which involves serving ads to users in a specific order to keep them engaged, and to create “surround sessions,”  whereby visitors receive certain advertisements in different positions as they click from page to page on an entire Web site. These targeting options can also be used across a network of different Web sites. Publishers can generate detailed and concise reports that present the results of the targeting options that they have implemented.

Contract Management.   Our contract management solution automates the sales process for our publisher clients, allowing them to manage ad campaign contracts simply and efficiently within a secure solution. Through contract management, publishers can gather contact information from potential advertisers, review ad campaign proposals and approve campaign insertion orders. The contract management service communicates with our OAS ad server to initiate and track a campaign’s performance throughout its course. Contract management includes a flexible reporting system that quickly generates ad delivery, revenue and other customized reports. Automation of these processes helps publishers to increase workflow efficiency and provides additional insight into the ad campaign management process.

Network Module.   Our network module is designed to provide ad management technology for advertising networks. Through an affiliate user interface, an ad network’s Web site affiliates can monitor ad content, accept or decline scheduled advertising and automatically include or exclude certain advertisers and ad types. The user interface allows the ad network to track settlement and fulfillment, and the reporting section can be used to produce reports on revenue sharing or CPM relationships.

Our OAS platform is available to customers from software hosted centrally on our servers (“OAS Central”) or from software hosted locally on the customers’ servers (“OAS Local”).

Open AdStream Central.   We license OAS Central to Web publishers and distribute it from software hosted centrally on our servers within a secure, managed environment. Our OAS Central solution enables Web publishers to execute advertising programs without the costs of devoting the in-house resources, time, and personnel required to host their own advertisement serving system. OAS Central continuously monitors advertising delivery for optimum accuracy and performance, using a fully distributed system architecture with geographic load balancing, spreading the ad delivery work among multiple resources. The system employs a fully redundant infrastructure with multiple data centers, Internet connections, mirrored disk backup and battery and generator backups that provide robust, reliable service with rapid scalability and performance. This allows the OAS service to optimize use of our resources and continue performing for our clients in the event of any server downtime due to failure or maintenance. We partner with Global Content Delivery Networks for efficient content delivery.

We charge service fees to Web publishers for operating OAS centrally from our servers. We typically charge a service fee determined by multiplying an agreed CPM by the number of advertising impressions served using OAS. The service fee may vary based on the forecasted number of advertising impressions a Web publisher will serve using our software and the service term, among other factors. We charge additional fees to Web publishers that opt to purchase our analytics application and service, our behavior targeting application and service or our contract management services. Service fees for use of the analytics and behavioral targeting applications and services are calculated by multiplying an agreed CPM by the number of page views measured by the respective application, while fees for contract management are calculated on the same basis as the associated OAS service fees. Our contracts also typically provide for a software maintenance and technical support services fee and a training fee.

Open AdStream Local.   We license OAS Local to Web publishers, who run the technology on their in-house servers. OAS Local offers Web publishers control over advertisement delivery, since the Web publishers operate, control and own the equipment that is serving the advertisements, and complete control over how visitor data is used and who has access to it. OAS Local is an ideal solution for companies that have sufficient in-house experience, equipment and data center facilities to run an advertisement serving system on their own.

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

SEASONALITY

Historically, our business is subject to some seasonal fluctuations with higher revenue in the fourth quarter due to increased demand for online advertising during the holiday season, and in the first quarter with advertising demand dampened following companies’ budgeted holiday spending, and in the third quarter, particularly in Europe, due to the summer holidays. Our Search segment has continued to grow without regard to seasonality.

INTERNATIONAL OPERATIONS

We are a global provider of Internet media representation services, with sales locations in North America, Europe, Asia and Australia. One of our long-term growth strategies has been to expand our international operations, either by leveraging our existing operations or by engaging in strategic acquisitions and partnerships. We have increased our international presence over the past few years and, as a result, our revenue has become increasingly dependent on our international operations. Our Search segment, in particular, is dependent on revenue from international operations. We currently derive more than half of our total revenue from our foreign operations.

Our international operations are subject to the same risks that affect our Company and our industry generally, as well as specific risks related to legal and cultural challenges in foreign countries. We also have risks associated with specific international operations. While we will continue to strive to expand our international presence, we could face increased competition as existing competitors increase their presence or as new companies enter the market. Increased competition could negatively impact our plans for expansion and decrease our profitability in the affected areas. See “Risk Factors” for further information on risks affecting our Company, our industry and our international operations.

SALES AND MARKETING

We sell our products and services worldwide through a sales and marketing organization that includes 20 sales locations in twelve countries throughout North America, Europe, Asia and Australia. In the United States, our sales force is located at our headquarters in New York and our sales locations in Chicago, IL, Fort Washington, PA, Houston, TX, Los Angeles, CA, San Francisco, CA, and Sunnyvale, CA. We also have sales locations in Australia, Canada, France, Germany, Italy, Spain, Sweden, Switzerland, the United Kingdom, Japan and South Korea.

PRIVACY PROTECTION

The growth of our business and of the Internet depends on user trust in the integrity of the Internet and in the businesses that use it. We believe that fostering user confidence in online privacy is an integral component of our commitment to delivering the right message to the right user at the right time. We actively monitor privacy laws and regulations, and we take seriously the principles that consumers must have notice and choice and confidence that their information is secure. We are a founding member of the Network Advertising Initiative (NAI), a cooperation of companies that own major ad networks and we participate in the TRUSTe Web Seal program for Web sites that comply with TRUSTe’s strict standards for online privacy. We have qualified under the EU safe harbor framework developed by the U.S. Department of Commerce in coordination with the European Commission, which gives guidance on how to provide adequate protection for personal data from Europe, as required by the European Union’s Directive on Data Protection. We also designed our Open AdStream technology to help protect the privacy of online consumers and safeguard private information.

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

INTELLECTUAL PROPERTY

We own U.S. Patent No. 6,026,368 entitled “On-Line Interactive System and Method for Providing Content and Advertising Information to a Targeted Set of Viewers.” The patent, which expires in 2015, embodies pioneering technology in the field of targeted content delivery. The patent relates to an online system for managing the delivery of targeted advertisements or other content that adjusts the priorities associated with such advertisements or content in order to satisfy exposure goals or other predetermined criteria. We also own U.S. Patent No. 6,601,041 entitled “Method of Providing Targeted Advertisement to a Computer Mediated Communications Network,” which covers methods relating to the sequencing of advertising, which we believe further extends our competitive advantage. This patent also expires in 2015.

In January 2003, we acquired our Web analytics technology, for which a patent application currently is pending. The acquired Web analytics technology uses a proprietary taxonomy engine to speak the same language that a business uses when talking about its customers. It is designed to provide revenue-generating marketing intelligence to Web publishers and to help companies measure, analyze and monetize their interactive audience. Among other functions, the acquired technology is designed to enable marketers to perform behavioral segmentation and clickstream analysis and allow Web publishers and advertisers to use behavioral information with e-commerce and other applications.

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

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser®, 24/7 Search® and Decide DNA® are U.S. registered trademarks of 24/7 Real Media, Inc. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information.

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

Media

In our Media business we compete for advertising spending against Web publishers, including some of our partners who have their own sales forces. We also compete with a variety of Internet advertising networks and companies that facilitate Internet advertising, including ValueClick, Advertising.com, Burst! and Tribal Fusion, as well as some smaller niche online advertising networks. In addition to these Web site networks we also compete with large portal sites such as AOL, MSN and Yahoo!. We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers’ total advertising budgets.

Search

Our Search business competes with several other companies that provide SEM services, including DoubleClick/Performics, iProspect, iCrossing and Impaqt, a substantial number of local players in each market in which we operate, as well as start-up companies with untested SEM solutions.

Technology

We compete against other established providers of advertisement serving solutions, advertising agencies that are starting in-house SEM services, and several other companies that provide third-party advertisement serving services as well as start-up companies with untested products and services. Our competitors for advertisement serving solutions include DoubleClick, aQuantive/Accipiter and ValueClick.

EMPLOYEES

As of March 1, 2007, we employed approximately 390 persons worldwide, including approximately 243 in sales and marketing, 95 in technology and product development and 52 in accounting, human resources and administration. We consider our employee relations to be good. Our subsidiaries in France, Spain and Scandinavia are parties to collective bargaining agreements pursuant to, and in accordance with, applicable law.

WEBSITE ACCESS TO OUR SEC REPORTS

Our Internet address is www.247realmedia.com. Through our Web site, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Proxy Statements for our Annual Stockholder Meetings are also available through our Web site. Our Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY UPGRADE AND INTEGRATE OUR EXISTING PRODUCTS AND TECHNOLOGY.

Our ability to compete depends, in part, on our success at upgrading and integrating our existing products and technology globally and transitioning our customers onto the upgraded products. From time to time we upgrade and issue new releases of our existing technology to integrate new functionalities and respond to industry developments. For example, in 2006 we released new versions of our Decide DNA platform for search marketers and our OAS platform targeted at publishers. We may experience delays, difficulties or increased costs that could hinder or prevent the successful design, integration, development, introduction, implementation or marketing of new releases of our technology globally. In addition, we must ensure that the performance levels and capacity of our technology remain steady when we release new versions to our customers and migrate customers onto new technology promptly. Any material delays in introducing or implementing a new release or migration or performance problems could cause us to lose customers and cause our revenue to decline.

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe, Japan and South Korea, we sell our products and services into many additional international markets, and we currently derive more than 60% of our revenue from non-U.S. markets. We also plan to expand our operations in Asia and the Pacific Rim through our expanded joint venture with Dentsu. To date, we have limited experience in marketing, selling and distributing our solutions internationally in certain regions. Our international operations are subject to additional risks, including:

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

STRATEGIC BUSINESS VENTURES, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL OR AVAILABLE TO US IN THE FUTURE.

We were formed in February 1998 to consolidate three Internet advertising companies, and have since acquired or entered into joint ventures with many other companies. Most recently, in November 2006, we announced the planned expansion of our joint venture with Dentsu to provide our SEM services throughout Asia and the Pacific Rim. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional strategic ventures as a key component of our growth strategy. If we are unable to enter into new strategic business ventures in the future, our ability to grow and adapt in our industry may be impaired and our revenue may suffer.

If we are able acquire new companies or expand our business lines through strategic ventures, any such business venture may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities and the incurrence of debt and amortization expenses related to intangible assets. In addition, any such business venture may involve numerous risks, including:

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

Our inability to successfully integrate any acquired company, or failure to achieve any expected synergies of an acquisition or strategic business venture, could adversely affect our business.

OUR FUTURE REVENUES AND RESULTS OF OPERATIONS MAY BE DIFFICULT TO FORECAST AND RESULTS IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE RESULTS.

At times our global revenue and revenue in certain segments and operating units has grown significantly and has decreased significantly. Accurate predictions of future revenues are difficult, among other things, because of the rapid changes in the markets and regulatory environment in which we operate. Additionally, our global Media business contracts for a substantial protion of its revenue in the month in which it runs.

Our results of operations have fluctuated and may continue to fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•       the addition of new clients or the loss of existing clients;

•       changes in fees paid to us by advertisers or publishers;

•       changes in the amount of royalties payable by us to our Global Web Alliance affiliates;

•       changes in the amount of our liability for our customers’ bad debt when we extend credit to customers;

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

•       changes in results of operations brought about by newly acquired businesses or strategic partnerships, the success of which may be difficult to predict;

•       changes in governmental regulation of online marketing or other regulatory requirements;

•       changes in accounting principles or any determination that one or more of the estimates or assumptions underlying our financial statements is faulty; and

•       general economic conditions.

Our future revenues and results of operations may be difficult to forecast due to the above factors and the time we may need to adequately respond to any changes in them. For example, the search engines that we interface with in the provision of our SEM services may impose additional charges on us for using their technology interfaces to assist our clients. Our profit margins may suffer if we are unable to pass some of these types of costs on to our customers. In addition, our expense levels are based in large part on our investment plans and estimates of future revenues. Any increased expenses may precede or may not be followed by increased revenues, as we may be unable to, or may elect not to, adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, we believe that period-to-period and year-to-year comparisons of our results of operations may not be meaningful.

WE MAY HAVE INEFFICIENCIES IN OUR SEARCH BUSINESS MODEL OR MAY BE UNABLE TO CAPITALIZE ON CURRENT OR FUTURE SEARCH MARKETING TRENDS.

The search industry is still relatively new, competition is high and there are no set parameters among SEM providers as to how to run campaigns, track data or include more complex features, such as behavioral targeting. We are working to develop set standards as our Search business grows, but our current strategies may not be successful in the long-run. As a result, it is difficult to predict how our Search segment will perform in the future. For example, revenue in the segment has increased significantly in recent periods, while margins have decreased as our lower gross margin managed SEM services business performed better than other search areas. Further, we have and may continue to encounter inefficiencies, such as the under or over-delivery of campaigns due to programming difficulties or set-backs and tools that must be reconfigured or replaced. Furthermore, our success in SEM is dependent in part on our ability to develop and maintain good relationships with the major search engines, who both cooperate and compete with us for search clients, and who change the requirements as to how external software must interact with their software on an on-going basis and are unwilling to negotiate those terms and conditions. There is no guarantee that our current or future Search software and techniques will meet our clients’ needs and the demands of search engines, successfully manage increasingly complex SEM campaigns or be profitable for our business.

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

OUR REVENUE COULD DECLINE IF WE FAIL TO EFFECTIVELY ACQUIRE AND MANAGE ADVERTISING INVENTORY.

Our success depends in part on our ability to effectively obtain web publisher advertising inventory and sell it to advertisers. The Web publishers that currently list their unsold advertising inventory with us, including a small number of large Web publishers that provide us with a sizable amount of inventory, are not bound by long-term contracts and can change the amount of inventory they make available to us at any time. There is competition for Web site inventory among ad networks, and a Web publisher can easily reduce or cancel the advertising space from its Web sites available to us and provide it to a competitor. If this occurs, we may not be able to locate replacement advertising space from other Web sites with comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. If we fail to manage our existing advertising space effectively to anticipate or meet our customers’ changing requirements, our revenue could decline.

We expect that our customers’ requirements will become increasingly sophisticated as the Web continues to mature as an advertising medium. Our growth depends on our ability to attract and retain advertisers and ad agencies by providing high quality advertising inventory with attractive demographics, innovative and quality content and large audiences. Our ability to provide such inventory is dependant on our capacity to screen out illegitimate or unreliable Web sites and attract and retain trustworthy, quality Web publishers. Web publisher retention depends on a number of factors, some of which are beyond our control, including our ability to introduce new and innovative product lines and services, our ability to efficiently manage our existing advertising inventory, our pricing policies and the cost-efficiency to Web publishers of outsourcing all or part of their advertising sales. In addition, the number of competing intermediaries that purchase advertising inventory from Web publishers continues to increase. The amount of our inventory may not increase or even remain constant in the future, which could cause our advertising revenue to decline significantly.

WE COULD LOSE CUSTOMERS OR ADVERTISING INVENTORY IF WE FAIL TO MEASURE IMPRESSIONS, CLICKS AND ACTIONS ON ADVERTISEMENTS IN A MANNER THAT IS ACCEPTABLE TO OUR ADVERTISERS AND WEB PUBLISHERS.

We earn advertising revenue and make payments to Web publishers based on the number of impressions, clicks and actions from advertisements delivered on our network. Advertisers’ and Web publishers’ willingness to use our services and join our network will depend on the extent to which they perceive our delivery of advertisements and our measurements of clicks to be accurate and reliable. Advertisers and Web publishers often maintain their own technologies and methodologies for counting clicks, and from time to time we have had to resolve differences between our measurements and theirs, or regarding over-delivery of advertising impressions. Further, search and media advertisers are paying much closer attention to allegations of click fraud and impression fraud. Click fraud can occur when a user, manually or using a computer program (including internet “clickbots” or “zombie” computers)  intentionally clicks on an advertisement displayed on a Web site for any reason other than a legitimate interest in the related content. Impression fraud, a variant of click fraud, can occur when a user, either manually or using a computer program, searches multiple times on a search engine for a keyword without clicking on the results of the searches. This can cause search engines to automatically disable the relevant keywords, knocking out high bidders on the keywords and increasing the display of advertisements for low bidders. As a result, search and media advertisers have become more willing to inquire about or challenge click counts related to SEM and media services. Search engine robots that are masked as valid browser agents could bypass industry standard robot and spider lists and our filters and also cause artificial inflation in click results. Any significant dispute over the proper measurement of clicks or impressions or other user responses to advertisements could cause us to lose customers, advertising inventory and revenue, could substantially reduce the gross profit margin we generate in our media and search businesses and could lead to a class action or other litigation.

WE ARE UNDERTAKING SEVERAL GLOBAL INITIATIVES IN ORDER TO BETTER LEVERAGE OUR BUSINESS, AND OUR EFFORTS MAY NOT BE SUCCESSFUL OR MAY NOT BE BENEFICIAL TO EACH OF THE OFFICES IN WHICH WE OPERATE.

In order to realign and better leverage our business we have commenced several global initiatives, including harmonizing our global product lines across the offices in which we operate, creating global standards for product management, development and marketing and implementing global databases for our sales personnel, which we will continue during the remainder of 2007. In order to synchronize our various offices and create a uniform worldwide business model we will need to, among other things, set up uniform processes, formalize and build out training courses, set up global information sharing and communication processes, identify and track productivity and cost measurements and identify areas of inefficiency and develop global recovery plans. While we anticipate that the global realignment will have cost and efficiency savings for our business, there is no guarantee that our global efforts will be successful over the long run. Additionally, the global business model that we implement for each of our business segments may not be the ideal standard for each of our offices, and may result in increased costs and decreased savings for particular offices and lines of business throughout our organization.

CHANGES IN THE ACCOUNTING RULES FOR STOCK-BASED COMPENSATION MAY ADVERSELY AFFECT OUR OPERATING RESULTS, OUR STOCK PRICE AND OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES.

We have a history of using employee stock options and other stock-based compensation to attract, motivate and retain our staff. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment (“SFAS No. 123R”), which required us, as of January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations has had a negative effect on our earnings per share since the adoption of SFAS No. 123R and is likely to have a negative effect on our earnings per share in future periods, which could negatively impact our stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to attract, motivate and retain qualified personnel may be impaired, which could be detrimental to our business.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

Due to the “change in ownership” provisions of the Internal Revenue Code, the availability of our net operating loss and credit carryforwards are subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these carryforwards.

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

To improve our operating performance, we may decide to acquire other assets or businesses complementary to our business and, as a result, we may record additional goodwill and/or intangible assets on our balance sheet in the future. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the SFAS No. 141, Business Combinations, such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively affected.

THE SUCCESS OF OUR SEARCH OPERATIONS DEPENDS ON OUR RELATIONSHIPS WITH A SMALL NUMBER OF SEARCH ENGINES, AND THE LOSS OF ONE OF THEM COULD RESULT IN A SUBSTANTIAL DECREASE IN OUR SEARCH REVENUE.

We have generated the majority of our global Search revenue from clicks originating on Google and Yahoo! Search Marketing, through relationships with these search engines in many countries in which we operate. We expect that these search engines will continue to generate a majority or more of our Search revenue for the foreseeable future. The interruption, loss or deterioration of our relationship with Google or Yahoo! would cause a significant decrease in our Search revenue. As a result of consolidation among search engines, and other SEM companies, we could lose one or more of our clients or face increased competition from clients that internally develop or acquire capabilities similar to our service. In addition, as our search clients’ operations continue to evolve, we may be required to adjust our business strategy to maintain relationships with our clients. The loss of, or a change in, one or more of these relationships could have a material adverse effect on our Search revenue.

OUR MAJOR BUSINESS PARTNERS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have a joint venture with Dentsu to promote SEM services in Japan, the expansion of which we recently announced, we have major search engine distribution partners, such as Google and Yahoo! Search Marketing, and we may enter into similar relationships with other companies. A substantial portion of our revenue is, directly or indirectly, attributable to these major relationships. If one or more of these companies experiences adverse business conditions that may render them unable to meet our expectations for the strategic business relationship or to fulfill their contractual obligations to us, such an event could have a material adverse impact on our business, financial condition and results of operations.

IF WE LOSE ANY KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our success depends, to a significant extent, upon our senior management and key sales and technical personnel, particularly our Chief Executive Officer, our Chief Operating Officer and Chief Financial Officer, our Chief Technical Officer and our Chief Infrastructure Officer. The competition for experienced and talented executives, senior managers and technical and sales personnel has become intense in our industry. The loss of the services of one or more of these persons, other similarly positioned members of management or other key personnel could materially and adversely affect our ability to develop our business.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Open AdStream technology resides on computer systems located in our data centers housed by Equinix, Switch and Data, and Savvis in the United States and Level 3 Communications in Europe. These systems’ continuing and uninterrupted performance is critical to our success, as a substantial portion of our revenue depends on the continuing availability of these systems. Despite precautions that we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our Web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

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

We have, from time to time, been, and may in the future be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties by us or by Web publishers with Web sites in our Global Web Alliance, or by customers who employ our Technology solutions. We may be required, or may elect, to indemnify these parties against such claims. Such claims and any resultant litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, such litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention, any of which could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the trademarks and other intellectual property subject to such claims or litigation unless we enter into arrangements with the third parties responsible for such claims or litigation, which may be unavailable on commercially reasonable terms, if at all.

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

The trading price of our common stock has been volatile historically and may continue to be unstable. For example, during the past twelve months, the closing sales price of our common stock on the NASDAQ National Market has ranged from a high of $11.61 per share to a low of $6.75 per share. The trading price of our common stock may fluctuate widely in response to various events and factors, some of which are beyond our control, such as quarterly or annual variations in the operating results and stock price performance of the Company, our competitors or our business partners; announcements by us or our competitors of acquisitions, new or improved products or services or business relationships; the initiation or discontinuation of coverage by securities analysts; guidance and reports by securities analysts, including changes in their financial earnings estimates and recommendations; announcements about our earnings estimates or earnings that are not in line with analyst expectations or prior Company guidance; announcements by our competitors about their earnings, especially if they are not in line with analyst expectations; sales of stock by us or by our stockholders; and new reports relating to trends in our markets and general economic conditions.

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

As of February 28, 2007, there were approximately 50.8 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 12.2 million shares of common stock that may be sold into the market in the future, including approximately 6.6 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 3.3 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.2 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

CHANGES IN GOVERNMENT REGULATION COULD DECREASE OUR REVENUES AND INCREASE OUR COSTS.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy, including any legislation that does not have adequate provisions to protect net neutrality, could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. State governments or governments of foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

CHANGES IN DOMESTIC OR INTERNATIONAL LAWS AND STANDARDS RELATING TO DATA COLLECTION AND USE PRACTICES AND THE PRIVACY OF INTERNET USERS, OR RELATED LITIGATION, COULD HARM OUR BUSINESS.

The U.S. federal and various state governments have recently proposed limitations on the collection and use of information regarding Internet users. In 2004 and 2005, the U.S. Congress proposed several new pieces of legislation that would limit the use of technologies deemed to be “spyware,” which some bills have defined to include cookies, Web beacons and javascript, which are required by our products and services. The effectiveness of our Open AdStream products and services could be significantly limited by federal and state regulations limiting the collection or use of information regarding Internet users that are inconsistent with our policies and practices. Since many of the proposed federal and state laws or regulations are being developed, we cannot yet determine the impact these regulations may have on our business. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Lastly, a number of civil actions have been brought by federal and state authorities against companies alleged to have distributed “spyware” without the proper consent of users. The Network Advertising Initiative, of which we are a founding member, has developed self-regulatory principles for online preference marketing. We are also subject to various federal and state regulations concerning the collection, distribution and use of personal information. These laws include the Children’s Online Privacy Protection Act and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. While we monitor legislative initiatives, in the event that more onerous federal or state laws or regulations are enacted or applied to us or to our clients, our business, financial condition and results of operations could be materially and adversely affected.

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

PRIVACY CONCERNS MAY PREVENT US FROM COLLECTING USER DATA.

Growing concerns about the use of cookies and data collection may limit our ability to develop user profiles. Web sites typically place small files of information, commonly known as “cookies,” on a user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to the Web site through the Internet user’s browser software. Our Open AdStream technology enables the use of cookies and other non-personally-identifying information to deliver targeted advertising and to limit the frequency with which an advertisement is shown to a user. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and Microsoft Corporation changed the design and instrumentation of its Web browser to give users the option to accept or reject third-party cookies. There is also third-party software available that blocks the storage of cookies on a user’s hard drive. A small minority of users are currently choosing to prevent certain cookies. Users can also delete cookies from their hard drive or modify them at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies or increase in the number of users blocking cookies could limit the effectiveness of our sales and marketing efforts and impair our profiling and targeting capabilities. Such changes also could adversely affect our ability to determine the reach of advertising campaigns sold and delivered by us and the frequency with which users of sites in the Global Web Alliance see the same advertisement.

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

In addition, the development of commercial software and technology that blocks, eliminates or otherwise screens out Internet advertising may reduce the value of advertising inventory on our Global Web Alliance and the benefits of our technology solutions to our customers. We cannot guarantee that a new commercial software or technology, for end-users or enterprises, will not be capable of eliminating a portion or all of the advertisement formats, including banners, pop-ups, pop-unders and other formats, that we utilize through our Global Web Alliance or that we currently deliver through our technology solutions. To the extent that our customers refuse to pay for advertisements that are blocked, or if the use of blocking software exceeds our expectations, our business, results of operations and financial condition may be materially and adversely affected.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 132 West 31st Street, New York, New York. They consist of approximately 35,000 square feet under a lease that expires in 2011 and 24,000 square feet under a sublease that expires in 2009, which, collectively provide for total annual rent of approximately $1.1 million, subject to increase annually to reflect increases in operating expenses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

We held our Annual Meeting of Stockholders on October 31, 2006.

The stockholders elected Robert Perkins and Brian Silva to serve as Class II directors, for three-year terms expiring at the 2009 Annual Meeting of Stockholders or until the election and qualification of their respective successors.

The stockholders ratified the appointment of Goldstein Golub Kessler LLP as our independent certified public accountants for the year ending December 31, 2006.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against / Withheld	Abstentions	Broker Non- Votes
Robert Perkins	43,418,719	2,096,546	N/A	N/A
Brian Silva	43,445,521	2,069,744	N/A	N/A
Ratification of Accountants	45,410,778	94,559	9,928	N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

From our initial public offering on August 13, 1998 until June 2002, our common stock was traded on the NASDAQ National Market under the symbol “TFSM.” In June 2002, we transferred our common stock to the NASDAQ SmallCap Market, where it continued to trade under the same symbol. Our common stock was approved for re-listing on the NASDAQ National Market effective November 3, 2005, where it continues to trade under the symbol “TFSM.” The following table sets forth, as applicable, the range of high and low bid information or sale price (in dollars per share) for our common stock, for the periods indicated, as reported by the NASDAQ SmallCap Market or the NASDAQ National Market, as applicable.

	High	Low
YEAR ENDED DECEMBER 31, 2005
First Quarter	$4.60	$2.76
Second Quarter	4.19	2.79
Third Quarter	7.23	3.85
Fourth Quarter	8.28	5.45
YEAR ENDED DECEMBER 31, 2006
First Quarter	$10.80	$7.34
Second Quarter	11.79	6.72
Third Quarter	9.75	6.75
Fourth Quarter	10.49	7.56

On February 28, 2007, the last reported sale price for our common stock on the NASDAQ National Market was $9.64.

HOLDERS OF RECORD

Our authorized capital stock consists of 350,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share. As of February 28, 2007, there were 50,802,518 shares of our common stock outstanding. As of February 28, 2007, there were approximately 209 holders of record of our common stock.

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

PERFORMANCE GRAPH

The following graph compares the percentage change in the cumulative stockholder return on our common stock from December 31, 2001 through December 31, 2006 to the NASDAQ Composite Index and the NASDAQ Computer Index. The chart assumes that the value of investment in our common stock and in each index was $100 at December 31, 2001 and that all dividends were reinvested.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
24/7 Real Media, Inc.	$100.00	$100.00	$582.61	$376.52	$638.26	$786.96
NASDAQ Composite Index	$100.00	$68.47	$102.71	$111.54	$113.07	$123.84
NASDAQ Computer Index	$100.00	$63.50	$95.35	$98.45	$101.16	$107.38

In prior years we included a peer group line in the graph above; however, due to the nature of our industry, over the past several years there has not been a sufficiently broad or stable group of peer companies the stock performance results of which can be combined to produce a reasonable measure against our common stock performance.  As a result, we no longer provide a peer group line.

The information under the heading “Performance Graph” shall be deemed furnished, and not filed, in this Annual Report on Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information regarding securities authorized for issuance under our equity compensation plans is included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans” of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data as of December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006, has been derived from our audited consolidated financial statements, which are included elsewhere herein. The selected consolidated financial data as of December 31, 2004, 2003 and 2002, and for each of the years in the two-year period ended December 31, 2003, has been derived from our audited consolidated financial statements, which are not included herein. We believe that, due to the numerous acquisitions and dispositions that we made in recent years, the period to period comparisons for 2002 through 2006 are not meaningful and should not be relied upon as indicative of future performance.

You should read the selected consolidated financial data set forth below in conjunction with, and it is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the audited consolidated financial statements and the notes thereto included elsewhere herein.

	Year ended December 31,
	2006	2005	2004 (1)	2003 (2)	2002 (3)
	(in thousands, except share and per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$200,243	$139,794	$85,255	$49,181	$42,558
Gross profit	70,829	54,453	36,025	23,495	19,782
Loss from operations	(8,147)	(1,103)	(6,781)	(10,035)	(18,244)
Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	(7,794)	224	(3,132)	(11,979)	(17,499)
Net income (loss)	$(8,622)	$38	$(3,155)	$(12,016)	$(17,499)
Dividends on preferred stock	—	(25)	(306)	(617)	(189)
Preferred stock conversion discount	—	—	—	(1,780)	(6,628)
Net income (loss) attributable to common stockholders	$(8,622)	$13	$(3,461)	$(14,413)	$(24,316)
Basic net income (loss) per common share:
Net income (loss)	$(0.18)	$—	$(0.09)	$(0.71)	$(1.65)
Preferred stock dividends and conversion discount	—	—	(0.01)	(0.15)	(0.64)
Net income (loss) attributable to common stockholders	(0.18)	—	(0.10)	(0.86)	(2.29)
Weighted average shares outstanding used in basic net income (loss) per common share	48,508,739	45,350,466	35,373,973	16,817,502	10,600,191
Diluted net income (loss) per common share:
Net income (loss)	$(0.18)	$—	$(0.09)	$(0.71)	$(1.65)
Preferred stock dividends and conversion discount	—	—	(0.01)	(0.15)	(0.64)
Net income (loss) attributable to common stockholders	(0.18)	—	(0.10)	(0.86)	(2.29)
Weighted average shares outstanding used in diluted net income (loss) per common share	48,508,739	47,694,027	35,373,973	16,817,502	10,600,191
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$59,390	$40,009	$27,690	$21,645	$7,674
Working capital	54,516	19,551	23,545	16,021	909
Goodwill	39,573	39,573	34,573	2,621	2,621
Intangible assets, net	7,609	9,715	12,676	3,352	6,007
Total assets	176,658	142,804	121,398	46,180	33,967
Long-term liabilities	8,276	1,386	7,154	17,226	9,582
Total stockholders' equity	103,658	78,719	75,268	10,037	5,515

(1)          Factors affecting comparability from period to period include our acquisition of 24/7 Real Media Korea, a provider of media and technology solutions in South Korea, in January 2004, and our acquisition of Decide Holdings Pty Ltd. (“Decide”), a provider of search marketing services in Europe and Australia, in August 2004.

(2)          Factors affecting comparability from period to period include our disposition of iPromotions, Inc., an online promotions business, and our acquisition of Insight First, Inc. (“Insight”), a provider of Web analytics technology, each in January 2003.

(3)          Factors affecting comparability from period to period include our divestiture of IMAKE Software & Services, Inc., a broadband convergence technology business, in January 2002, and our disposition of certain assets related to our U.S. e-mail management product, in May 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

24/7 Real Media is a leading global digital marketing company, providing online advertising and SEM strategies since 1995, and has been publicly traded since 1998. We generate revenue primarily through our three principal lines of business, Media, Search and Technology, and operate in twelve countries. Our Media business helps advertisers increase the reach of their ad campaigns through our Global Web Alliance, an alliance of affiliated Web sites, and sophisticated campaign targeting options within the Global Web Alliance. Our Search business services, which are powered by our proprietary Decide DNA software, allow advertisers to maximize their SEM spending and achieve optimum returns on their investments. Through our Technology business, we provide online advertisement serving, analytics and behavioral targeting services to publishers using our proprietary OAS advertisement serving software. We have acquired and disposed of numerous businesses during our operating history, which may affect the comparability of our results from period to period (see the footnotes to the financial table in Item 6, “Selected Financial Data,” for more detail).

Media

Through our Global Web Alliance, an alliance of affiliated Web sites, we provide Web site representation services to Web publishers seeking to increase advertising revenue from their Web sites and maximize revenue from their existing advertising inventory. We represent Web sites with brand names, quality content and global reach. By entering into revenue sharing agreements with us, our affiliated Web publishers allow us to sell their premium and under-utilized advertising inventory, as well as inventory that might otherwise go unsold to advertisers, and we pay them a fixed royalty for the advertising inventory that we sell. We use OAS, our proprietary ad serving technology, to serve advertisements on behalf of the Web sites in the Global Web Alliance.

We sell ad inventory in the Global Web Alliance to advertisers seeking to target broad or specific audiences, build their brands and generate greater customer response and greater return from their advertising spending. We generate Media revenue from fees paid by client advertisers for advertising space. We typically sell advertising space on a CPM basis, enabling a client advertiser to pay a fee based on the number of times its advertisement is displayed. We typically count an advertising impression each time a user’s Web browser requests that our computer servers transmit the advertisement. We may charge higher CPMs to advertisers that purchase our advanced targeting solutions, such as our behavioral targeting solution, in comparison to those that purchase advertising space that requires less specific targeting. We have also generated limited Media revenue from e-mail advertisement and marketing services.

Search

We provide SEM services to advertisers using our proprietary Decide DNA technology through three methods:  keyword bid management, which involves auctioned bidding on search terms, or keywords, to ensure that a Web site’s advertising shows up in a search engine’s sponsored listings, paid inclusion, which ensures that a Web site shows up in a search engine’s natural listings, and Web site search engine optimization, which involves improving a Web site’s content and structure to improve the site’s rankings in the natural results of a keyword search on a search engine.

We generate Search revenue for our keyword bid management services and PI services by charging our clients either based on a percentage of the client’s spend with the search engines or an agreed CPC. CPC fees are generated each time search engine users click Web site listings submitted by us into search engine databases and are directed to our client advertisers’ Web sites. We typically generate revenue from Web site optimization by charging advertisers an initial fixed fee and a monthly maintenance fee for our services. To a lesser extent we also generate revenue from fees paid by search engines for “trusted feed generation”—building and optimizing advertiser Web site listings and reporting on advertising campaigns for their advertisers. We typically charge a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

Technology

Through our proprietary OAS advertisement delivery and management technology, we allow our customers to actively monitor and manage their advertising campaigns. OAS fully integrates ad serving, as well as applications that allow clients to perform analytics (campaign reporting, marketing intelligence and revenue information), behavioral and other targeting (targeting Web site visitors based on their online behavior), and management of ad campaign contracts in one piece of software.

Our OAS platform is available to customers from software hosted centrally on our servers (“OAS Central”) or from software hosted locally on the customers’ servers (“OAS Local”). We license OAS Central to Web publishers and we typically charge them a service fee determined by multiplying an agreed CPM by the number of advertising impressions served using OAS. We charge additional fees to Web publishers that opt to purchase our analytics application and service, our behavior targeting application and service or our contract management services. Service fees for use of the analytics and behavioral targeting applications and services are calculated by multiplying an agreed CPM by the number of page views measured by the respective application, while fees for contract management are calculated on the same basis as the associated OAS service fees. We license OAS Local to Web publishers and we typically charge them a license fee, a software maintenance and technical support services fee and a training fee. We often base license fees on the forecasted number of advertising impressions a Web publisher will serve using our software, the use of advanced software modules and the license term.

To a lesser extent, we generate revenue by providing professional services charged at an hourly rate and from fees paid by Web publishers for trafficking their advertisements. Trafficking advertisements refers to entering advertisement creative material and campaign specifications into our OAS software.

CRITICAL ACCOUNTING POLICIES  AND ESTIMATES

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Revenue Recognition; Cost of Revenue; Deferred Revenue

Media

Our Media revenue is generated from fees paid by client advertisers for the advertising impressions they purchase. We typically offer advertisers a pricing model based on CPM, which enables an advertiser to pay a fee based on the number of times its advertisement is displayed. E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make royalty payments to Web sites and e-mail lists that have contracted with us in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenue in the consolidated statements of operations.

Search

Our Search revenue is primarily based on either a percentage of a client’s spend with the search engines or the CPC fees paid by client advertisers. CPC fees are generated each time users click on Web site listings that we submitted into search engine databases and are directed to our client advertisers’ Web sites. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make payments to search engines that have contracted with us in the period in which the clicks occur. Such expenses are classified as cost of revenue in the consolidated statements of operations. When we provide SEM services as an agent in which we do not have principal risk and reward, we recognize revenue on a net basis. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. We typically charge a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

Technology

Our Technology revenue is derived primarily from licensing our software, hosted advertisement serving and software maintenance and technical support services. Revenue from OAS Central contracts is recognized upon delivery. Revenue from OAS Local contracts is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with software maintenance and technical support are recognized ratably over the contract term. Revenue from software maintenance and technical support contracts is recognized ratably over the life of the agreement, which typically does not exceed one year.

Expenses related to our Technology revenue are primarily payroll costs incurred to deliver and support the software, and hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenue in the consolidated statements of operations.

Deferred Revenue

We defer revenue that is billed or collected in advance of services being completed until the conclusion of the service period to which the advance billing or collection relates. Deferred revenue is included on the consolidated balance sheets as a current liability until the service is performed, and then recognized in the period in which the service is completed. Our deferred revenue primarily consist of advance billings for software license subscriptions and software maintenance and technical support services.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, using the modified prospective transition method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, we accounted for awards using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25, and accordingly, only recognized stock-based compensation related to restricted stock awards and accounted for forfeitures as they occurred. We also complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Calculating stock-based compensation requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting options forfeiture rate. We estimate the expected life of stock options granted based on the vesting period of the awards and on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the historical volatility of the Company’s common stock over a period equal to the expected life of the award, adjusted for a historical trend. We selected the risk-free interest rate based on yields from United States Treasury zero-coupon issues for a term consistent with the expected life of the awards in effect at the time of grant. We estimate the expected forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and canceled.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount net of allowance for doubtful accounts and sales allowance. We do not require collateral. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers. The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss.

As a normal part of our business, we have receivables that are invoiced in the month following the completion of the earnings process. All unbilled receivables are billed within 30 days after each month-end.

Impairment of Long-Lived Assets

We evaluate goodwill and indefinite lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that a carrying amount may not be fully recoverable. Long-lived assets, including property and equipment, goodwill, long-term assets and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent to which or manner in which an asset is used, or a significant adverse change that indicates that the carrying amount of an asset or group of assets is not recoverable. We assess impairment in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the impairment of goodwill and intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. We determine the recoverability of the assets by comparing the carrying amount of the assets to net future cash flows that the assets are expected to generate. The impairment we recognize is the amount by which the carrying amount exceeds the fair market value of the assets.

Business Combinations

We account for our acquisitions as purchase business combinations in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We allocate a portion of the purchase price to identifiable tangible and intangible assets based on their respective estimated fair values, and record as goodwill any remaining unallocated portion of the purchase price. Intangible assets include trademarks, customer relationships, acquired technology and covenants not to compete. Such intangible assets are amortized on a straight-line basis over their estimated useful lives, which are generally two to seven years, except for trademarks that have an indefinite life.

Contingencies and Litigation

We evaluate contingent liabilities, including threatened or pending litigation, in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the potential liability is reasonably estimable. We make these assessments based on the particular facts and circumstances and, in some instances, based in part on the advice of outside legal counsel.

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

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB No. 59, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. We review investments quarterly for indicators of other-than-temporary impairment. Each determination requires significant judgment. In making a judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial health of the investee, and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006 the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that the tax effects from an uncertain tax position be recognized in a company’s financial statements only if the tax position is more-likely-than-not of not being sustained upon examination by the tax authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB No. 108 are effective for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on our financial position, cash flow, or results of operations.

RESULTS OF OPERATIONS—2006 COMPARED TO 2005

The following table compares the results of operations for 2006 to the results of operations for 2005 (in thousands):

	Year ended December 31,		Dollar
	2006	2005	Variance
Revenues:
Media	$84,851	$65,363	$19,488
Search	86,202	51,430	34,772
Technology	29,190	23,001	6,189
Total revenues	200,243	139,794	60,449
Cost of revenues:
Media	57,531	44,562	12,969
Search	65,590	36,490	29,100
Technology (inclusive of $510 and $41 of stock-based compensation, respectively)	6,293	4,289	2,004
Total cost of revenues	129,414	85,341	44,073
Gross profit	70,829	54,453	16,376
Operating expenses:
Sales and marketing (inclusive of $4,621 and $541 of stock-based compensation, respectively)	31,629	23,120	8,509
General and administrative (inclusive of $13,104 and $1,391 of stock-based compensation, respectively)	33,897	20,985	12,912
Product development (inclusive of $2,212 and $254 of stock-based compensation, respectively)	10,047	6,087	3,960
Amortization of intangible assets and deferred financing costs	3,403	4,391	(988)
Restructuring costs	—	973	(973)
Total operating expenses	78,976	55,556	23,420
Loss from operations	(8,147)	(1,103)	(7,044)
Interest income (expense), net	772	(213)	985
Change in fair value of warrant liability	(176)	(381)	205
Recovery of investment	—	2,340	(2,340)
Impairment of marketable securities	—	(588)	588
Gain on sale of marketable securities	—	16	(16)
Other income (expense), net	(243)	153	(396)
Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	(7,794)	224	(8,018)
Provision for income taxes	(692)	(314)	(378)
Minority interest in operations of consolidated subsidiary	(136)	128	(264)
Net income (loss)	$(8,622)	$38	$(8,660)

Media.

Revenue.   Media revenue was $84.9 million for the year ended December 31, 2006, as compared to $65.4 million for the year ended December 31, 2005. Global Web Alliance revenue was $83.4 million for the year ended December 31, 2006, as compared to $64.0 million for the year ended December 31, 2005, an increase of 30.3%. The increase is primarily related an increase in the number of advertising impressions we sold and delivered. The remainder of Media revenue came from our e-mail services.

Cost of Revenue.   Media cost of revenue consist primarily of fees paid to Web publishers in the Global Web Alliance. Cost of revenue also includes advertisement serving costs, which is an intercompany charge from the Technology segment based on a fixed CPM.

Gross Profit.   Gross profit margins for Media was 32.2% in 2006 and 31.8% in 2005. The improvement was the result of an increase in the number and the diversity of Web publishers in the Global Web Alliance, which decreased the average royalty percentage that we paid to individual Web publishers, and an increase in the number of advertising campaigns we delivered. This improvement was offset by an 88.0% increase in revenue from Korea, which had a stable although lower margin than the rest of the Media business. Advertisement serving costs were $1.8 million for 2006 and $1.8 million for 2005.

Search.

Revenue.   Search revenue was $86.2 million for the year ended December 31, 2006, as compared to $51.4 million for the year ended December 31, 2005, an increase of 67.6%. The increase was due to an increase in the number of client accounts under management, growth in the businesses of our search engine distribution partners and our ability to meet our advertiser’s performance targets.

Cost of Revenue.   Search cost of revenue consist primarily of fees paid to search engines, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines.

Gross Profit.   Gross profit margins for Search was 23.9% in 2006 and 29.0% in 2005. The decrease was primarily due to a decrease in margin in our managed SEM service offering as a result of competition in the marketplace as well as the addition of higher volume accounts, which usually command a better price. Adding to the decline is the faster pace of growth of our lower margin managed SEM service offering related to other Search product offerings. These decreases were partially offset by an increase in revenue from K.K. 24-7 Search, our joint venture with Dentsu, which is at a higher margin.

Technology.

Revenue.   Technology revenue was $29.2 million for the year ended December 31, 2006, as compared to $23.0 million for the year ended December 31, 2005, an increase of 26.9%. The improvement primarily reflected increased use of OAS Central, through both expanded use by existing customers and the addition of new customers.

Cost of Revenue.   Technology cost of revenue consist of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and includes salaries and benefits of related technical personnel. The cost of revenue is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit.   Gross profit margins for Technology was 78.4% in 2006 and 81.4% in 2005. The decrease was primarily due to the increase in our advertisement serving facilities and services costs as a result of an increase in the number of impressions delivered and personnel-related costs, including salary and stock-based compensation costs.

Sales and Marketing Expenses.

Sales and marketing expenses consist primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $31.6 million for the year ended December 31, 2006, as compared to $23.1 million for the year ended December 31, 2005. The increase was primarily due to additional personnel-related costs, including salary and stock-based compensation costs, as the number of employees included in sales and marketing increased from 221 at December 31, 2005 to 242 at December 31, 2006, and an increase in marketing activities. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 16.2% in 2005 to 13.5% in 2006. Stock-based compensation of $4.6 million and $0.5 million represented 14.6% and 2.3%, respectively, of the sales and marketing expense for the years ended December 31, 2006 and 2005, respectively.

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

General and administrative expenses were $33.9 million for the year ended December 31, 2006, as compared to $21.0 million for the year ended December 31, 2005. The increase was due primarily to increased personnel costs, including salary and stock-based compensation costs, as the number of executive and administrative employees increased from 49 at December 31, 2005 to 56 at December 31, 2006, increased professional fees for compliance efforts and depreciation due to the improvement and expansion of our infrastructure, as well as variable costs as a result of our increased revenue, such as provisions for bad debt. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 14.0% in 2005 to 10.4% in 2006. Stock-based compensation of $13.1 million and $1.4 million represented 38.7% and 6.6%, respectively, of the general and administrative expense for the years ended December 31, 2006 and 2005, respectively.

Product Development Expenses.

Product development expenses consist primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements, functionality and quality assurance for our software and services and development of new products.

Product development expenses were $10.0 million for the year ended December 31, 2006, as compared to $6.1 million for the year ended December 31, 2005. These amounts are inclusive of stock-based compensation of $2.2 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 4.2% in 2005 to 3.9% in 2006.

Amortization of Intangible Assets and Deferred Financing Costs.

Amortization expense relates to intangible assets that we acquired with Website Results in August 2000, Real Media in October 2001, 24/7 Real Media Korea in January 2004 and Decide in

August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment that we paid to Lycos in connection with a strategic business relationship that we entered into in February 2004.

Amortization expense was $3.4 million for the year ended December 31, 2006 and $4.4 million for the year ended December 31, 2005. For 2006, amortization expense related $1.4 million to acquired technology, $0.7 million to other intangible assets, $0.4 million to deferred financing costs and $0.9 million to the transition payment to Lycos. For 2005, amortization expense related $2.2 million to acquired technology, $0.8 million to other intangible assets, $0.5 million to deferred financing costs and $0.9 million to the transition payment to Lycos.

Restructuring Costs.

During 2005 we recorded a restructuring charge of approximately $1.0 million related to our former New York headquarters, as we moved to less expensive offices and sublet the original space.

Interest Income (Expense), Net.

Interest income (expense), net, was $0.8 million for the year ended December 31, 2006 and ($0.2) million for the year ended December 31, 2005. Interest expense for 2006 and 2005 was primarily related to interest paid in cash on the subordinated convertible debentures that we issued on September 26, 2003, the maturity date of which has been extended to September 2009, interest paid in cash on the capital lease obligations, and amortization of the warrants that we issued with the debentures. Interest income for 2006 and 2005 was primarily from our cash and cash equivalents.

Change in Fair Value of Warrant Liability.

Our warrant liability is related to warrants outstanding from our preferred stock offering, and is adjusted to fair value at the end of each reporting period. The expense of $0.2 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value of the warrants was primarily due to the higher fair market value of our common stock at the end of each reporting period, compared to the fair market value of our common stock at the end of the prior year.

Our requirement to maintain a registration statement related to the warrants outstanding from our preferred stock offering expired during 2006. Accordingly, our remaining liability at the date of expiration of $0.7 million was transferred to equity.

Recovery of Investment.

In 2005, we received $2.3 million as a return on an investment in Bidland Systems, Inc. (“Bidland”). The return was a result of the settlement of pending litigation between Bidland and another party, and the subsequent dissolution and liquidation of Bidland. There were no similar returns on investments for the year ended December 31, 2006.

Impairment of Marketable Securities.

We received 400,000 shares of chinadotcom Corporation (“chinadotcom”) as part of a legal settlement in June 2004, which we classified as available-for-sale. During the fourth quarter of 2004 and the first quarter of 2005, we determined that the decline in the share price was other-than-temporary, and wrote down the value of the shares to the market price, as determined by the quoted market price at the time of the impairment. Accordingly, we recognized an impairment charge of $0.6 million in 2005, for other-than-temporary declines in the value of the investment. There were no similar impairment charges for the year ended December 31, 2006.

Gain on Sale of Marketable Securities.

During 2005, we sold our shares of our chinadotcom common stock, which resulted in proceeds of approximately $1.3 million and an immaterial realized gain. We did not have a gain or loss on the sale of marketable securities for the year ended December 31, 2006.

Other Income (Expense), Net.

Other expense, net, for the year ended December 31, 2006 consisted of a $0.3 million settlement related to our acquisition of Website Results, offset by realized foreign currency gains.

Other income, net, of $0.2 million for the year ended December 31, 2005 consisted of legal fees associated with a former subsidiary that we shut down, a legal settlement and realized foreign currency losses offset by earn-out payments received in excess of amounts recorded and reversal of the earn-out liability initially estimated to be due to the former owners of Insight.

Provision for Income Taxes

The increase in the provision for income taxes in 2006 from 2005 of approximately $0.4 million was primarily a result of increases in taxes, driven by our higher pretax income in 2006 compared to 2005.

Minority Interest in Operations of Consolidated Subsidiary.

Minority interest in operations of consolidated subsidiary represents the percentage share of income or losses attributable to holders who have a minority interest in subsidiaries in which we hold an ownership interest that is greater than fifty percent, but less than 100 percent, and the results of which we consolidate in our consolidated financial statements. This amount relates to the activity of K.K. 24-7 Search, our joint venture with Dentsu in Japan.

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

The following table compares the results of operations for 2005 to the results of operations for 2004 (in thousands):

	Year ended December 31,		Dollar
	2005	2004	Variance
Revenues:
Media	$65,363	$49,879	$15,484
Search	51,430	16,439	34,991
Technology	23,001	18,937	4,064
Total revenues	139,794	85,255	54,539
Cost of revenues:
Media	44,562	35,197	9,365
Search	36,490	10,571	25,919
Technology (inclusive of $41 and $0 of stock-based compensation, respectively)	4,289	3,462	827
Total cost of revenues	85,341	49,230	36,111
Gross profit	54,453	36,025	18,428
Operating expenses:
Sales and marketing (inclusive of $541 and $250 of stock-based compensation, respectively)	23,120	16,897	6,223
General and administrative (inclusive of $1,391 and $284 of stock-based compensation, respectively)	20,985	14,510	6,475
Product development (inclusive of $254 and $4 of stock-based compensation, respectively)	6,087	4,544	1,543
Amortization of intangible assets and deferred financing costs	4,391	4,331	60
Restructuring costs	973	841	132
Impairment of intangible assets	—	896	(896)
Impairment of property and equipment	—	787	(787)
Total operating expenses	55,556	42,806	12,750
Loss from operations	(1,103)	(6,781)	5,678
Interest expense, net	(213)	(463)	250
Change in fair value of warrant liability	(381)	2,040	(2,421)
Recovery of investment	2,340	—	2,340
Impairment of marketable securities	(588)	(1,052)	464
Gain on sale of marketable securities	16	—	16
Gain on legal settlement	—	2,896	(2,896)
Other income, net	153	228	(75)
Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	224	(3,132)	3,356
Provision for income taxes	(314)	(23)	(291)
Minority interest in operations of consolidated subsidiary	128	—	128
Net income (loss)	$38	$(3,155)	$3,193

Media.

Revenue.   Media  revenue is primarily derived from our Global Web Alliance. Global Web Alliance revenue was $64.0 million for the year ended December 31, 2005, as compared to $48.6 million for the year ended December 31, 2004, an increase of 31.8%. The increase primarily related to an increase in advertisement impressions sold and delivered. The remainder of Media revenue came from our e-mail services.

Cost of Revenue.   Media cost of revenue consist primarily of royalties paid to Web publishers in the Global Web Alliance. Cost of revenue also includes advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit.   Gross profit margins for Media was 31.8% in 2005 and 29.4% in 2004. The improvement was the result of an increase in the number and the diversity of Web publishers in the Global Web Alliance, which decreased the average royalty percentage that we paid to Web publishers, and an increase in the number of network campaigns we delivered. Advertisement serving costs were $1.8 million for 2005 and $1.5 million for 2004.

Search.

Revenue.   Search revenue was $51.4 million for the year ended December 31, 2005, as compared to $16.4 million for the year ended December 31, 2004, an increase of 212.9%. The increase was due to the addition of new advertiser accounts and advertiser accounts that we gained as a result of the August 2004 Decide acquisition, and the use of the Decide DNA technology we acquired across all our accounts. We also believe growth in the businesses of our search engine distribution partners, our increased sales efforts and improved operational controls have contributed to an increase in the average revenue per advertiser account.

Cost of Revenue.   Search cost of revenue consists primarily of fees paid to the search engines that we work with, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines. Search cost of revenue also includes hosting and bandwidth charges associated with the infrastructure.

Gross Profit.   Gross profit margin for Search was 29.0% in 2005 and 35.7% in 2004. The decrease was primarily due to faster growth in our lower margin managed SEM service offering relative to the growth in our other high margin product offerings. In addition, the margin for our managed SEM services declined due to the addition of higher quality, high volume accounts, which usually command a better price, as well as increased competition in the marketplace.

Technology.

Revenue.   Technology revenue was $23.0 million for the year ended December 31, 2005, as compared to $19.0 million for the year ended December 31, 2004, an increase of 21.5%. The improvement primarily reflected increased use of OAS Central, through both expanded use by existing customers and the addition of new customers.

Cost of Revenue.   Technology cost of revenue consists of costs for hosting, bandwidth, third-party license and support fees, and support and maintenance of the infrastructure, and includes salaries and benefits of related technical personnel. The cost of revenue is offset by intercompany fees charged to our Media segment for advertisement serving in the Global Web Alliance.

Gross Profit.   The gross profit margin for Technology of 81.4% for the year ended December 31, 2005 was consistent with that for the year ended December 31, 2004.

Sales and Marketing Expenses.

Sales and marketing expenses consist primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing; and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $23.1 million for the year ended December 31, 2005, as compared to $16.9 million for the year ended December 31, 2004. The increase was primarily due to additional personnel-related costs, as the number of employees included in sales and marketing increased from 183 at December 31, 2004 to 221 at December 31, 2005, and an increase in marketing activities. Excluding stock-based compensation, sales and marketing expenses decreased as a percentage of revenue from 19.5% in 2004 to 16.2% in 2005, as we continued to gain operating leverage.

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

General and administrative expenses were $21.0 million for the year ended December 31, 2005, as compared to $14.5 million for the year ended December 31, 2004. The increase was due primarily to the increased personnel costs, increased professional fees for compliance efforts and depreciation due to the improvement and expansion of our infrastructure, as well as variable costs as a result of our increased revenue, such as provisions for bad debt. Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 16.7% for 2004 to 14.0% for 2005, showing increased leverage of our global footprint over a larger revenue base.

Product Development Expenses.

Product development expenses consist primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements, functionality and quality assurance for our software and services and development of new products.

Product development expenses were $6.1 million for the year ended December 31, 2005 as compared to $4.5 million for the year ended December 31, 2004. The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings. We capitalized approximately $0.3 million for the year ended December 31, 2004. The capitalization related to our Decide DNA technology, which we acquired in August 2004 with Decide. We did not capitalize any expenses related to product development in 2005.

Amortization of Intangible Assets and Deferred Financing Costs.

Amortization expense relates to intangible assets that we acquired with Website Results in August 2000, Real Media in October 2001, Insight in January 2003, 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment that we paid to Lycos in connection with a strategic business relationship that we entered into in February 2004.

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

During 2004 we recorded a restructuring charge of approximately $0.8 million, as we took steps to align our sales, development and administrative organization and reduce corporate overhead, partially related to redundancies due to the acquisition of Decide. Our efforts involved the involuntary termination of employees, as well as charges for excess real estate space, primarily at our office in Munich, Germany.

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

In December 2004, we determined that the analytics technology that we acquired with Insight was impaired due to significant rewrites of the underlying software code during 2004. We recorded the remaining balance of $0.9 million, inclusive of an earn-out liability of approximately $0.3 million initially estimated to be due to the former owners Insight, as an impairment loss at December 31, 2004. We did not have any impairment of intangible assets for the year ended December 31, 2005.

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

Interest Expense, Net.

Interest expense, net was $0.2 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2004. Interest expense for 2005 and 2004 primarily related to interest paid in cash on the subordinated convertible debentures that we issued on September 26, 2003, interest paid in cash on our capital lease obligations, and amortization of the warrants that we issued with the debentures.

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

Impairment of Marketable Securities.

We received 400,000 shares of chinadotcom Corporation (“chinadotcom”) as part of a legal settlement in June 2004, which we classified as available-for-sale. During the fourth quarter of 2004 and the first quarter of 2005, we determined that the decline in the share price was other-than-temporary, and wrote down the value of the shares to the market price, as determined by the quoted market price at the time of the impairment. Accordingly, we recognized an impairment charge of $0.6 million and $1.1 million in 2005 and 2004, respectively, for other-than-temporary declines in the value of the investment.

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

Other Income, Net.

Other income, net, of $0.2 million for the year ended December 31, 2005 consisted of legal fees associated with a former subsidiary that we shut down, a legal settlement and realized foreign currency losses offset by earn-out payments received in excess of amounts recorded and reversal of the earn-out liability initially estimated to be due to the former owners of Insight.

Other income, net, of $0.2 million for the year ended December 31, 2004 included $0.3 million in amounts recovered from a former subsidiary and settlement of professional service fees, offset by $0.1 million in legal fees and other expenses related to previous patent litigation.

Provision for Income Taxes.

The increase in the provision for income taxes in 2005 from 2004 of approximately $0.3 million was primarily a result of increases in taxes, driven by higher pretax income in 2005 compared to 2004.

Minority Interest in Operations of Consolidated Subsidiary.

Minority interest in operations of consolidated subsidiary represents the percentage share of income or losses attributable to holders who have a minority interest in subsidiaries in which we hold an ownership interest that is greater than fifty percent, but less than 100 percent, and the results of which we consolidate in our consolidated financial statements. This amount relates to the activity of K.K. 24-7 Search, our joint venture with Dentsu in Japan.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$15,076	$10,235	$(10,706)
Net cash used in investing activities	$(3,261)	$(602)	$(22,408)
Net cash provided by (used in) financing activities	$(6,394)	$3,319	$38,001

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

Net cash used in investing activities in 2006 was approximately $3.3 million and consisted of capital expenditures for operational purposes. Net cash used in investing activities in 2005 was approximately $0.6 million, and consisted of $2.0 million of proceeds from maturities on short-term investments, $1.3 million of proceeds from the sale of marketable securities and $2.3 million from the recovery of an investment, offset by $6.2 million in capital expenditures. Net cash used in investing activities in 2004 was approximately $22.4 million, and related $2.0 million to the acquisition of 24/7 Real Media Korea, $15.7 million to the acquisition of Decide, $2.0 million to short-term investments, and $2.7 million to capital expenditures for operational purposes.

Financing activities used $6.4 million in 2006 and consisted of $0.2 million of proceeds from a note receivable and $7.7 million from the exercise of common stock options, offset by a $1.3 million earn-out payment to the former shareholders of Decide and $0.2 million in capital lease obligations. Financing activities provided $3.3 million in 2005 and consisted of $1.7 million in proceeds received from Dentsu, the minority investor in our consolidated subsidiary, K.K. 24-7 Search, and $1.7 million received from the exercise of common stock options, offset by $0.1 million in capital lease obligations. Net cash provided by financing activities was $38.0 million in 2004 and consisted of $37.2 million of net proceeds from our secondary offering of common stock and $0.8 million of proceeds from the exercise of stock options and common stock warrants.

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

The Company maintains cash balances at the subsidiary level to meet short-term capital requirements and to satisfy local statutory liquidity requirements. These requirements, as well as local tax implications, may limit the amount of capital that can be repatriated from certain subsidiaries. These funds are freely available to the subsidiaries for operational purposes. Specifically, K.K. 24-7 Search has approximately $3.2 million in cash as of December 31, 2006 that must be kept in Japan for operational purposes.

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

We are subjected to routine tax examinations by taxing authorities at the federal, state and local levels in the United States and by various taxing authorities in foreign countries. As of December 31, 2006, there are several reviews being conducted and management is of the opinion that the ultimate outcome of these examinations will not have a material adverse impact on our financial position or results of operations.

At December 31, 2006, we had approximately $13.7 million of U.S. net operating loss carryforwards. As a result of various equity transactions, we have undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code. Accordingly, utilization of a substantial part of the net operating loss carryforward is limited. Approximately $4.0 million of U.S. net operating loss are available for 2007 and the remaining amount is limited to $0.65 million per year, expiring in various years through 2022. Due to our history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether we will ultimately realize the deferred tax assets. Accordingly, these assets have been fully reserved. During 2006 the valuation allowance increased by $0.4 million and during 2005 the valuation allowance decreased by $55.3 million.

We are subject to routine tax examinations by taxing authorities at the federal, state and local levels in the U.S. and by various levels in foreign countries. As of December 31, 2006, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations would not have a material adverse impact on the financial position or results of operations of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Common stock warrants issued in conjunction with our subordinated convertible debentures are equity-linked derivatives and accordingly represent off-balance sheet arrangements. In addition, the conversion and redemption features of the subordinated convertible debentures constitute an embedded derivative. Some of the common stock warrants and the conversion and redemption features meet the scope exception in paragraph 11(a) of the SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are accordingly not accounted for as derivatives for purposes of SFAS No. 133, but instead are accounted for as equity. See Note 9 to the financial statements for more information.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS AND CONTINGENCIES

Our contractual obligations at December 31, 2006 are as follows (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations	$7,500	$7,500	$—	$—	$15,000
Operating lease obligations, net of sublease income	2,916	5,009	3,729	2,760	14,414
Capital lease obligations	544	271	—	—	815
Funding for Dentsu 24/7 Search Holdings	5,000	—	—	—	5,000
Total	$15,960	$12,780	$3,729	$2,760	$35,229

Long-Term Debt.   The $15.0 million of our subordinated convertible debentures, issued in September 26, 2003, was due in September 2006. In September 2006, on the terms and conditions set forth in the debentures, the holder elected to extend the maturity date of the debentures until September 2009. Under the terms and conditions, if at any time on or after September 26, 2005, the second anniversary of the date of issuance, the weighted average price of our common stock is less than $8.75 on any five consecutive trading days, the holder has the right, in its sole discretion, to require that we redeem up to $7.5 million principal amount of the debenture. This condition has been met, and management believes the holder may exercise its right to require redemption. Management believes existing cash and investments will be sufficient to meet the obligation to redeem, should the holder exercise its right. Semi-annual interest payments at 2% began in January 2004. Both the principal and interest may otherwise be paid in common stock.

Capital and Operating Leases.   Capital lease agreements relate to various office equipment. The operating lease agreements relate primarily to our offices throughout the United States and internationally with the last lease expiring in 2015. We have entered into various sublease arrangements associated with our excess facilities. Such subleases have terms extending through 2008. Net lease commitments as of December 31, 2006 can be summarized as follows:

	Capital Leases	Operating Leases	Subleases
	(in thousands)
Year Ending December 31,
2007	$571	$3,630	$(714)
2008	275	3,297	(486)
2009	—	2,198	—
2010	—	1,966	—
2011	—	1,763	—
Thereafter	—	2,760	—
Total minimum lease payments	846	$15,614	$(1,200)
Less amount representing interest	(31)
Present value of minimum lease payments.	815
Less current portion	544
Long-term portion.	$271

Funding for Dentsu 24/7 Search Holdings.   In November 2006, we expanded our search engine marketing partnership with Dentsu, the minority owner of our consolidated subsidiary, K.K. 24-7 Search. Under the terms of the agreement, both parties will each provide initial capital of $5.0 million, which will be used to fund established operations.

Restructuring Expenses.   As of December 31, 2006, we had approximately $0.8 million remaining of cash outlay obligations relating to excess space at some of our facilities, net of amounts estimated to be received from our sublease arrangements.

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

INTEREST RATE RISK

The primary objective of our investment activities is to preserve capital. Cash and cash equivalents are investments with original maturities of three months or less. Therefore, changes in the market’s interest rates do not affect the value of the investments as recorded by 24/7 Real Media. The following table presents the amounts of our financial instruments that are subject to interest rate risk by expected maturity and average interest rates as of December 31, 2006 (in thousands, except percentages):

	2006	2007	2008	2009	2010	Thereafter	Total (1)
Cash and cash equivalents	$59,390	$—	$—	$—	$—	$—	$59,390
Average interest rate	5.24%						5.24%

(1)          Due to the short-term nature of our cash and cash equivalents, the amounts presented represent the fair value as of December 31, 2006.

FOREIGN CURRENCY RISK

International revenues accounted for approximately 60% of our total revenues in 2006, as compared to 55% in 2005. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our foreign operations. Similarly, our revenues, operating expenses and net income will decrease for our international segments when the U.S. dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the years ended December 31, 2006, 2005 and 2004. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held, therefore the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term. The changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the years ended December 31, 2006, 2005 and 2004.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).

Based on that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In 2006, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal controls through the fiscal year ended December 31, 2006. We anticipate that improvements will continue to be made.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2006 based on the specified criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Goldstein Golub Kessler LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2006 that was not reported on such form.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table provides information concerning our current named executive officers and directors:

Name	Age	Position and Offices Held

David J. Moore	54	Chairman of the Board and Chief Executive Officer
Robert J. Perkins	59	Director
Tony Schmitz	48	Director
Arnie Semsky	61	Director
Brian Silva	50	Director
Val Zammit	59	Director
Jonathan K. Hsu	35	Executive Vice President , Chief Operating Officer and Chief Financial Officer
Mark E. Moran	45	Executive Vice President, General Counsel and Secretary

David J. Moore has been our Chief Executive Officer and a director since February 1998, and has served as Chairman of our board of directors since January 2002. Mr. Moore was President of Petry Interactive, an Internet advertising network and a predecessor to our Company, from December 1995 to February 1998. From 1993 to 1994, Mr. Moore was President of Geomedica, an online service for physicians, which he sold to Reuters. From 1982 to 1992, Mr. Moore was a Group Vice President at Hearst/ABC-Viacom Entertainment Services, a media company, where he participated in the launch of Cable Health Network, Lifetime Television, Lifetime Medical Television, a service targeted to physicians, and HealthLink Television, a physician waiting room television service. From 1980 to 1982, Mr. Moore had a television advertising sales position with Turner Broadcasting. Mr. Moore is a member of The Executive Committee of the Interactive Advertising Bureau and serves as the chairman of the board of directors of Local Matters, Inc. and as a director of OurStage, Inc. Mr. Moore received a Bachelor of Arts degree in Communications from Northern Illinois University.

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

Tony Schmitz has been a director since August 2004. Mr. Schmitz has served as President of Pine Street Capital Partners, a venture capital fund, since October 2004. Mr. Schmitz also served as a consultant to our Company from November 2004 to December 2004 and served as Chief Technology Officer of our Company from January 2003 through October 2004. From February 2001 to January 2003, Mr. Schmitz was the Chief Executive Officer of Insight First, Inc. From May 2000 to February 2001, Mr. Schmitz was the Chief Strategy Officer of Insight First. Mr. Schmitz was managing partner at marchFIRST (formerly

USWeb/CKS) from June 1998 to May 2000. Mr. Schmitz also served as Chief Technology Officer at Gray Peak Technologies from June 1997 to June 1998 and as a principal at Reach Networks from 1988 to 1997. Mr. Schmitz currently serves on the Board of Directors of StreetEasy and as board observer to the Board of Directors of Velocity Technology Solutions, and has been nominated to serve on the Board of Directors of SendWordNow Communications, Inc. Mr. Schmitz obtained a Bachelor of Science degree in Business from the State University of New York at Albany.

Arnie Semsky has been a director since June 1998. Mr. Semsky has been self-employed as a media advisor since January 1999. He previously served as the Executive Vice President, Worldwide Media Director and Board member of the BBDO Worldwide unit of Omnicom Group, the parent company of a group of advertising agencies, for 20 years. Prior to that time, he was Vice President, National TV for Grey Advertising. Mr. Semsky is a senior advisor for ESPN and the ESPN/ABC Sports Customer Marketing and Sales unit. Mr. Semsky currently serves on the Board of Directors of Interep and the John A. Reisenbach Foundation. He is on the Board of Advisors of several Internet companies, including Rapt Inc. and BrandPort, Inc. Mr. Semsky received a Bachelor of Arts degree in English from Pace University.

Brian Silva has been a director since May 2006. Since March 2006, Mr. Silva has been the Senior Vice President of Human Resources at Gentiva Health Services, Inc., a provider of home healthcare services. From September 1995 to February 2006, Mr. Silva was Senior Vice President -Human Resources & Administration and Corporate Secretary for Linens N Things, Inc., an international retailer of home furnishings. Mr. Silva serves on the Dean’s Advisory Board of St. John’s University and is an adjunct professor of Human Resources at New York Institute of Technology Graduate School of Education. Mr. Silva received a Bachelor of Arts degree from St. Johns University, a Master of Science degree from Columbia University in Organization Psychology and a Master of Arts degree in Human Resources Management and Labor Relations from New York Institute of Technology.

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

Jonathan K. Hsu has served as our Chief Operating Officer since July 2006, as well as Executive Vice President and our Chief Financial Officer since January 2004, as our Senior Vice President - Corporate Development from March 2002 to January 2004, and as our Vice President - Corporate Development from November 2001 to March 2002. Mr. Hsu served as Vice President - Corporate Development of Real Media, Inc. from March 2000 to November 2001. From June 1998 to March 2000, Mr. Hsu was a senior associate in the Global Mergers and Acquisitions Group of JP Morgan Chase Securities. From September 1995 to June 1998, Mr. Hsu was a partner in American Lead Ventures. Mr. Hsu obtained a Masters of Business Administration degree in Finance and Strategic Management from the Wharton School of Business and a Bachelor of Arts degree in Economics from Harvard University.

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

OTHER KEY EMPLOYEES

Ari Bluman has served as our Senior Vice President—U.S. Sales and Operations since November 2005, as our Senior Vice President—Web Alliance from January 2005 to November 2005, as our Vice President—Direct Solutions from October 2002 to January 2005 and as our Vice President—Inside Sales from February 1998 to September 2001. From September 2001 to October 2002 Mr. Bluman was Vice President of Sales at Now Marketing, Inc. Mr. Bluman received a Bachelor of Arts degree in Political Science from the University of Maryland.

Anthony Borruso has served as our Chief Infrastructure Officer since January 2007. From May 2006 to November 2006, Mr. Borruso was Vice President—Technology at LTB Media. From May 2003 to April 2006, Mr. Borruso was Chief Technology Officer of 121 Communications. From February 2002 to May 2003, Mr. Borruso served as a consultant working primarily in Hong Kong. From July 1999 to December 2001, Mr. Borruso was Vice President—Operations and Engineering of AirMedia. Mr. Borruso received a Bachelor of Arts degree in Computer Science from New York University.

Jae Woo Chung has served as President—24/7 Real Media (Asia), focusing on rolling out our business throughout Asia, since January 2005 and as President—Real Media Korea from April 1998 to December 2004. Mr. Chung has also served as the President of K.K. 24-7 Search, our Japanese subsidiary that is jointly owned with Dentsu, Inc., since September 2005. From April 1997 to February 1998, Mr. Chung worked as a Senior Consultant for LG EDS. Mr. Chung received a degree in Industrial Engineering from Hanyang University in Korea and a Masters of Business Administration degree from Keio University in Japan. He also studied at Kellogg Graduate School of Business at Northwestern University as an exchange student.

Oleg Vishnepolsky has served as our Chief Technology Officer since January 2007.  From December 2005 to December 2006, Mr. Vishnepolsky was Vice President—Publishing and Search at AOL Time Warner.  From July 2001 to August 2005, Mr. Vishnepolsky was Vice President—Marketing Automation and Ad Management Engineering at DoubleClick Inc.  From January 2000 to July 2001, Mr. Vishnepolsky was Chief Technology Officer and Vice President—Technology at Inforocket/LiveAdvice.  From June 1995 to January 2000, Mr. Vishnepolsky was Vice President—Engineering at SBC/Prodigy. From September 1993 to June 1995, Mr. Vishnepolsky was Vice President at Prudential Securities. From January 1983 to August 1993, Mr. Vishnepolsky was an Advisory Programmer at IBM Watson Research, where he received an Outstanding Technical Achievement Award from John Akers, IBM’s Chief Executive Officer at the time. Mr. Vishnepolsky received a Masters of Computer Science degree from Pace University, an equivalent to a Masters of Nuclear Physics degree from the Moscow Engineering Physics Institute and a Bachelor of Arts degree from New York University.

AUDIT COMMITTEE

We have an Audit Committee of the Board of Directors that acts pursuant to a separate written charter approved by the Board of Directors, a current copy of which is available free of charge on our website at http://www.247realmedia.com/about/audit_committee_charter.html. The members of our Audit Committee are Mr. Zammit (Chair), Mr. Perkins and Mr. Silva. The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Zammit is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Each of Mr. Zammit, Mr. Perkins and Mr. Silva is “independent” within the meaning of Rule 4200 of the NASD Marketplace Rules and the Exchange Act rules. The Audit Committee held four meetings during the fiscal year ended December 31, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock are required to report their ownership of common stock and any changes in that ownership, on a timely basis, to the SEC. In mid-2003, the SEC amended its rules to require that substantially all Section 16 reports be filed within two business days of a reportable event, and that all filings be effected through the SEC’s EDGAR filing system. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2006, except that a Form 4 was filed on March 30, 2006 for David J. Moore to report his exercise of stock options effective March 24, 2006, a Form 4 was filed on November 21, 2006 for each of Robert J. Perkins, Tony Schmitz, Arnie Semsky and Val Zammit to report their grant of stock options effective October 31, 2006, a Form 4 was filed on November 22, 2006 for Brian Silva to report his grant of stock options effective October 31, 2006 and a Form 4 was filed on January 5, 2007 for David J. Moore to report his shares of common stock transferred between direct beneficial ownership and indirect beneficial ownership thru family trusts effective November 3, 2006 and to report his charitable contribution of shares of common stock effective December 29, 2006.

CODE OF CONDUCT

Our Code of Conduct, which has been authorized by our Board of Directors, can be found on our Web site at http://www.247realmedia.com/about/247RM_Code-of-Conduct.pdf and a copy will be provided to any person without charge, upon request sent to:

24/7 Real Media, Inc.
132 W. 31st Street
New York, NY 1001
Attn:  Investor Relations

The Code of Conduct is applicable to all our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Global Controller). If we make any amendments to the code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions (other than technical, administrative, or other non-substantive amendments), or grant any waivers, including implicit waivers, from a provision of this code to such persons, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our Web site or in a report on Form 8-K filed with the SEC.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by this item will be filed with the SEC as an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item will be filed with the SEC as an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item will be filed with the SEC as an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item will be filed with the SEC as an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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

We have audited the accompanying consolidated balance sheets of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 24/7 Real Media, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
24/7 Real Media, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). 24/7 Real Media, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that 24/7 Real Media, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, 24/7 Real Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 24/7 Real Media, Inc. as of and for the year ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 13, 2007

24/7 REAL MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and  per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$59,390	$40,009
Accounts receivable, less allowances of $2 ,755 and $2,306, respectively	55,490	38,316
Prepaid expenses and other current assets	2,687	2,369
Total current assets	117,567	80,694
Property and equipment, net	8,072	7,131
Goodwill	39,573	39,573
Intangible assets, net	7,609	9,715
Other assets	3,837	5,691
Total assets	$176,658	$142,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	31,981	$19,396
Accrued liabilities	19,961	23,987
Deferred revenue	3,609	3,218
Subordinated convertible debentures	7,500	14,542
Total current liabilities	63,051	61,143
Subordinated convertible debentures	7,500	—
Warrant liability	—	897
Other long-term liabilities	776	489
Total liabilities	71,327	62,529
Commitments and contingencies
Minority interests in consolidated subsidiaries	1,673	1,556
Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 49,778,970 and 46,227,772 shares issued and outstanding, respectively	498	462
Additional paid-in capital	1,210,046	1,177,715
Accumulated other comprehensive income	2,090	896
Accumulated deficit	(1,108,976)	(1,100,354)
Total stockholders’ equity	103,658	78,719
Total liabilities and stockholders’ equity	$176,658	$142,804

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year ended December 31,
	2006	2005	2004
Revenues
Media	$84,851	$65,363	$49,879
Search	86,202	51,430	16,439
Technology	29,190	23,001	18,937
Total revenues	200,243	139,794	85,255
Cost of revenues:
Media	57,531	44,562	35,197
Search	65,590	36,490	10,571
Technology (inclusive of $510, $41 and $0 of stock-based compensation, respectively)	6,293	4,289	3,462
Total cost of revenues	129,414	85,341	49,230
Gross profit	70,829	54,453	36,025
Operating expenses:
Sales and marketing (inclusive of $4,621, $541 and $250 of stock-based compensation, respectively)	31,629	23,120	16,897
General and administrative (inclusive of $13,104, $1,391 and $284 of stock-based compensation, respectively)	33,897	20,985	14,510
Product development (inclusive of $2,212, $254 and $4 of stock-based compensation, respectively)	10,047	6,087	4,544
Amortization of intangible assets and deferred financing costs	3,403	4,391	4,331
Restructuring costs	—	973	841
Impairment of intangible assets	—	—	896
Impairment of property and equipment	—	—	787
Total operating expenses	78,976	55,556	42,806
Loss from operations	(8,147)	(1,103)	(6,781)
Interest income (expense), net	772	(213)	(463)
Change in fair value of warrant liability	(176)	(381)	2,040
Recovery of investment	—	2,340	—
Impairment of marketable securities	—	(588)	(1,052)
Gain on sale of marketable securities	—	16	—
Gain on legal settlement	—	—	2,896
Other income (expense), net	(243)	153	228
Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	(7,794)	224	(3,132)
Provision for income taxes	(692)	(314)	(23)
Minority interest in operations of consolidated subsidiary	(136)	128
Net income (loss)	$(8,622)	$38	$(3,155)
Dividends on preferred stock	—	(25)	(306)
Net income (loss) attributable to common stockholders	$(8,622)	$13	$(3,461)
Basic net income (loss) per share attributable to common stockholders	$(0.18)	$—	$(0.10)
Weighted average shares outstanding used in basic net income (loss) per share	48,508,739	45,350,466	35,373,973
Diluted net income (loss) per share attributable to common stockholders	$(0.18)	$—	$(0.10)
Weighted average shares outstanding used in diluted net income (loss) per share	48,508,739	47,694,027	35,373,973

See accompanying notes to consolidated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Convertible		Common Stock		Additional	Deferred	Other		Total
	Preferred Stock		Voting		Paid-in	Stock	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (loss)	Deficit	Equity
Balance as of December 31, 2003	828,250	$ 8	$ 23,367,421	$ 234	$ 1,106,984	$ (257)	$ 305	$ (1,097,237)	$ 10,037
Net loss	—	—	—	—	—	—	—	(3,155)	(3,155)
Cumulative foreign currency translation	—	—	—	—	—	—	1,158	—	1,158
Comprehensive loss									(1,997)
Exercise of stock options	—	—	657,141	7	835	—	—	—	842
Issuance of common stock to employees	—	—	107,870	—	611	—	—	—	611
Conversion of warrants into common stock	—	—	7,260	—	74	—	—	—	74
Renegotiation of warrant liability	—	—	—	—	966	—	—	—	966
Issuance of common stock	—	—	6,760,000	68	37,179	—	—	—	37,247
Issuance of common stock for acquired businesses	—	—	6,590,707	66	27,182	—	—	—	27,248
Conversion of preferred stock	(750,250)	(7)	7,306,668	73	(66)	—	—	—	—
Deferred stock compensation	—	—	—	—	—	240	—	—	240
Balance as of December 31, 2004	78,000	$ 1	44,797,067	$ 448	$ 1,173,765	$ (17)	$ 1,463	$ (1,100,392)	$ 75,268
Net income	—	—	—	—	—	—	—	38	38
Cumulative foreign currency translation	—	—	—	—	—	—	(567)	—	(567)
Comprehensive loss	—	—	—	—	—	—	—	—	(529)
Exercise of stock options	—	—	711,690	7	1,652	—	—	—	1,659
Issuance of common stock to employees	—	—	73,262	1	2,303	—	—	—	2,304
Conversion of preferred stock	(78,000)	(1)	645,753	6	(5)	—	—	—	—
Deferred stock compensation	—	—	—	—	—	17	—	—	17
Balance as of December 31, 2005	$ —	$ —	46,227,772	$ 462	$ 1,177,715	$ —	$ 896	$ (1,100,354)	$ 78,719
Net loss	—	—	—	—	—	—	—	(8,622)	(8,622)
Cumulative foreign currency translation	—	—	—	—	—	—	1,194	—	1,194
Comprehensive loss	—	—	—	—	—	—	—	—	(7,428)
Exercise of stock options	—	—	2,024,301	20	7,703	—	—	—	7,723
Issuance of common stock to employees	—	—	1,014,859	10	19,799	—	—	—	19,809
Conversion of warrants into common stock	—	—	55,718	1	408	—	—	—	409
Issuance of common stock for acquired business	—	—	454,988	5	3,745	—	—	—	3,750
Issuance of common stock for services	—	—	1,332	—	12	—	—	—	12
Expiration of warrant liability	—	—	—	—	664	—	—	—	664
Balance as of December 31, 2006	$ —	$ —	49,778,970	$ 498	$ 1,210,046	$ —	$ 2,090	$ (1,108,976)	$ 103,658

See accompanying notes to consoldiated financial statements.

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,622)	$38	$(3,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,799	2,867	1,829
Provision for doubtful accounts and sales reserves	2,316	2,033	1,063
Amortization of intangible assets and deferred financing costs	3,403	4,391	4,331
Amortization of debt discount	458	611	611
Non-cash compensation	20,447	2,227	538
Accrued interest on debt	151	151	151
Change in fair value of warrant liability	176	381	(2,040)
Recovery of investment	—	(2,340)	—
Impairment of marketable securities	—	588	1,052
Gain on sale of marketable securities	—	(16)	—
Minority interest in operations of consolidated subsidiary	136	(128)	—
Impairment of intangible assets	—	—	896
Gain from legal settlement	—	—	(2,896)
Impairment of property and equipment	—	—	787
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(19,490)	(12,125)	(10,995)
Prepaid expense and other current assets	(433)	198	(1,397)
Notes and amounts receivable	—	143	510
Other assets	437	(255)	(5,239)
Accounts payable and accrued liabilities	11,907	11,475	2,774
Deferred revenue	391	(4)	474
Net cash provided by (used in) operating activities	15,076	10,235	(10,706)
Cash flows from investing activities:
Capital expenditures, including capitalized software	(3,261)	(6,246)	(2,713)
Proceeds from sale of marketable securities	—	1,272	—
Proceeds from sale and maturities of short-term investments	—	2,032	—
Recovery of investment	—	2,340	—
Cash paid for investment	—	—	(2,032)
Cash paid for acquisitions, net	—	—	(17,663)
Net cash used in investing activities	(3,261)	(602)	(22,408)
Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants	7,723	1,655	840
Payment of capital lease obligations	(279)	(65)	(86)
Cash paid for acquisitions	(1,250)	—	—
Proceeds from note receivable	200	—	—
Proceeds from minority investor of consolidated subsidiary	—	1,729	—
Proceeds from issuance of common stock, net	—	—	37,247
Net cash provided by financing activities	6,394	3,319	38,001
Net change in cash and cash equivalents	18,209	12,952	4,887
Effect of foreign currency on cash	1,177	(633)	1,158
Cash and cash equivalents at beginning of year	40,009	27,690	21,645
Cash and cash equivalents at end of year	$59,395	$40,009	$27,690

See accompanying notes to consolidated financial statements.

NOTE 1—ORGANIZATION AND OPERATIONS OF THE COMPANY

24/7 Real Media, Inc., together with its subsidiaries, (the “Company”) provides online advertising and search engine marketing (“SEM”) strategies to meet the needs of a broad range of Web publishers and advertisers since 1995. As of December 31, 2006, the Company principally operated in North America, Europe, Asia and Australia and provided the following products and services:

•       Media, consisting of Web site representation services provided through the Global Web Alliance, a global alliance of Web sites represented by the Company, and web advertising services, through which advertisers can purchase ad inventory and run ad campaigns on the Global Web Alliance.

•       Search, primarily consisting of managed search engine marketing services, including keyword bid management and paid-inclusion services provided using the Company’s proprietary Decide DNA technology, and Web site optimization services, each of which is designed to help advertisers promote their Web sites in or in association with relevant search results displayed by search engines and to maximize their search marketing budgets.

•       Technology, primarily consisting of the Company’s proprietary Open AdStream (“OAS”) platform, the foundation of our proprietary online advertisement delivery and management technology. The Company licenses the OAS platform to customers that host it locally on their servers and provides services from software hosted centrally on its servers as an application service provider.

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

(b)          Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accruals, allowance for doubtful accounts, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

(c)           Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year’s presentation.

(d)          Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist principally of money market accounts and short-term commercial paper.

At both December 31, 2006 and 2005, the Company maintained $0.5 million in letters of credit, secured by cash, related to office leases. Cash secured by letters of credit expiring within one year are classified as other current assets, and cash secured by letters of credit with maturities greater than one year are classified as other assets, on the consolidated balance sheets.

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

In accordance with SFAS No.115 and Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Non-Current Marketable Equity Securities, the Company assesses, on an ongoing basis, the need to record impairment losses on investments, and records such losses when the impairment is determined to be other-than-temporary.

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

As a normal part of the business, the Company has receivables that are invoiced in the month following the completion of the earnings process. All unbilled receivables are billed within 30 days after each month-end. Unbilled receivables are included in accounts receivable on the consolidated balance sheets and amounted to approximately $2.5 million and $7.9 million for the years ended December 31, 2006 and 2005, respectively.

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

(h)          Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the years ended December 31, 2006, 2005 and 2004.

Substantially all Media revenue is generated from advertising inventory provided by partner Web sites. Two of the Company’s partner Web sites represented approximately 30.3%, 25.3% and 25.2% of the Company’s Media revenue for 2006, 2005 and 2004, respectively. Search revenue is generated from relationships with search engines, and substantially all Search revenue is derived from two such relationships. These arrangements are often short-term or subject to termination upon short notice.

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

As required by SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed, the Company requires certain product development costs to be capitalized when a product’s technological feasibility has been established by completion of a working model of the product; capitalization ends when a product is available for general release to customers. Capitalized software is depreciated using the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product and (b) the straight-line method over the remaining estimated economic life of the software, generally four years. Amounts capitalized under SFAS No. 86 were not material for the years ended December 31, 2006 and 2005.

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

(m)      Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for each period. Translation adjustments are recorded as a separate component of stockholders’ equity. Gains or losses from foreign currency transactions are included in the consolidated statements of operations and were immaterial for the years ended December 31, 2006, 2005 and 2004.

(n)          Revenue Recognition; Cost of Revenue; Deferred Revenue

Media

Media revenue is generated from fees paid by client advertisers for the advertising impressions they purchase. The Company typically offer advertisers a pricing model based on a cost-per-thousand impressions, or CPM, which enables an advertiser to pay a fee based on the number of times its advertisement is displayed. E-mail related revenue is derived from delivering advertisements to e-mail lists for advertisers. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make royalty payments to Web sites and e-mail lists that have contracted with the Company in the period the advertising impressions or e-mails are delivered. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

Search

Search revenue is primarily based on either a percentage of a client’s spend with the search engines or cost-per-click, or CPC, fees paid by client advertisers. CPC fees are generated each time users click on Web site listings that the Company submitted into search engine databases and are directed to the client advertisers’ Web sites. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant Company obligations remain outstanding and collection of the resulting receivable is probable. The Company becomes obligated to make payments to search engines that have contracted with the Company in the period in which the clicks occur. Such expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

When the Company provides search engine marketing services as an agent for a fixed commission, or in other transactions in which it does not have principal risk and reward, the Company recognizes revenue on a net basis. To a lesser extent, the Company also generates revenue from fees paid by search engines that employ the Company to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. The Company typically charges a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by the Company.

Technology

Technology revenue is derived primarily from licensing of the Company’s software, hosted advertisement serving, and software maintenance and technical support services. The Company recognizes revenue from advertisement serving hosted centrally on its servers upon delivery. The Company recognizes revenue from software licensing agreements in accordance with SOP No. 97-2, Software Revenue Recognition, and SAB No. 104, Revenue Recognition, upon delivery of the software, which is generally when the software is made available for download, there is persuasive evidence of an arrangement, collection is reasonably assured, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fees to all elements of the arrangement. Contracts that bundle the software license with maintenance and technical support are recognized ratably over the contract term. The Company recognizes revenue from software maintenance and technical support contracts ratably over the term of the agreement, which typically does not exceed one year.

Expenses related to the Company’s Technology revenue are primarily payroll costs incurred to deliver and support the software, and hosting, bandwidth and license fees paid to third-party software vendors. These expenses are classified as cost of revenue in the accompanying consolidated statements of operations.

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

(o)          Stock-Based Compensation

Effective January 1, 2006, the Company adopted the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation related to awards granted prior to its adoption is expensed over the remaining portion of the requisite service period using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. For awards granted on or after January 1, 2006, stock-based compensation is expensed over the requisite service period.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (“FASB”) interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25, and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB Opinion No. 25, stock-based compensation is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.

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

(q)          Warrant Liability

Warrant liability is presented in accordance with Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value until exercised or expired, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. The Company reviews the classification of its contracts at each balance sheet date.

(r)            Advertising Costs

Costs of advertising and promoting the Company’s products and services are expensed as incurred. Such costs are included in sales and marketing on the statement of operations and total approximately $2.5 million, $2.2 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for the year ended December 31, 2006. Diluted net loss per common share for the year ended December 31, 2006 does not include the effects of options to purchase 7.1 million shares of common stock; 3.7 million shares of unvested restricted stock; 0.5 million common stock warrants and 1.7 million shares of common stock related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during such period.

Diluted net income per common share for the year ended December 31, 2005 does not include the effects of options to purchase approximately 4.1 million shares of common stock; 0.4 million in common stock warrants; 0.4 million shares of preferred stock and 1.7 million shares of common stock related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during such period. The following is a reconciliation of the weighted average common shares outstanding used in computing diluted net income (loss) per share:

Weighted average common shares outstanding used in basic net income(loss)	45,350,466
Add:
Dilutive effect of stock options	1,163,813
Dilutive effect of common stock warrants	106,529
Dilutive effect of unvested restricted stock	1,073,219
Weighted average common shares outstanding used in diluted net income(loss)	47,694,027

Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for the year ended December 31, 2004. Diluted net loss per common share for the year ended December 31, 2004 does not include the effects of options to purchase 4.5 million shares of common stock; 10,000 shares of unvested restricted stock; 0.6 million common stock warrants; 0.6 million shares of preferred stock; and 1.7 million shares of common stock related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during such period.

(t)             Recent Accounting Pronouncements

In July 2006 the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that the tax effects from an uncertain tax position be recognized in a company’s financial statements only if the tax position is more-likely-than-not of not being sustained upon examination by the tax authorities, based on the technical merits of the position. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently evaluating the effects of adopting FIN 48 on its consolidated financial statements. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have a material impact of the Company’s financial position, cash flow or results of operations.

NOTE 3—ACQUISITIONS AND UNAUDITED PRO FORMA SUMMARY

(a)           Acquisition of Decide Holdings Pty Limited (“Decide”)

On August 19, 2004, the Company completed its acquisition of Decide, a leading provider of search engine marketing in Australia and Europe. The acquisition combined the Company’s global audience and Decide’s search technology to allow the Company to create a more relevant, comprehensive and higher quality offering. Pursuant to the acquisition agreements, the Company acquired all of the outstanding shares of Decide for $15.0 million in cash, approximately 4.5 million shares of its common stock, valued at $12.6 million, and approximately $1.1 million in transaction fees. Additionally, the Company was required to pay up to an additional $2.5 million in cash and issue $7.5 million in shares of common stock (up to a maximum of 2.3 million shares) to the selling shareholders of Decide if Decide achieved certain performance targets. At December 31, 2005, the Company accrued and reflected as additional goodwill $5.0 million for the contingent earn-out obligation as a result of the achievement of certain performance targets for 2005. The earn-out obligation was settled by the payment of $1.25 million in cash and the issuance of 454,988 shares of the Company’s common stock, valued at $3.75 million, in March 2006.

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
$(66)

(b)          Acquisition of Real Media Korea Co. Ltd.

On January 6, 2004, the Company completed its acquisition of Real Media Korea Co. Ltd., now known as 24/7 Real Media, Inc. (“24/7 Real Media Korea”), a leader in interactive marketing in South Korea, by acquiring the approximately 90.4% of the outstanding shares of 24/7 Real Media Korea that the Company did not already own. The Company believed the combined assets will further its position as a global leader in interactive marketing. The Company paid total consideration of $20.1 million in exchange for the 24/7 Real Media Korea shares, which consisted of $5.0 million in cash, approximately 2.1 million shares of the Company’s common stock valued at $14.6 million and approximately $0.5 million in transaction costs. At acquisition, approximately 0.9% of the outstanding shares of 24/7 Real Media Korea were held in an employee stock union established under Korean law. The employees agreed to transfer their shares to the Company upon vesting in accordance with the terms and conditions of the stock union and Korean law. As of December 31, 2006, the Company owned approximately 99.4% of 24/7 Real Media Korea. For accounting purposes, the effective date of the acquisition is January 1, 2004. There was no material activity between the effective date and the acquisition date.

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

The net tangible assets acquired consist of the following:

Asset / Liability	Amount
Cash and cash equivalents	$3,469
Other current assets	5,151
Fixed assets	170
Non-current assets	384
Accrued liabilities	(5,159)
$4,015

(c)           Acquisition of Insight First, Inc. (“Insight”)

On January 21, 2003, the Company acquired certain assets of Insight First, Inc., including specific contracts, and intangibles and employee relationships related to Insight’s Web analytics solution, including the intellectual property relating to specific products, in exchange for approximately 0.7 million shares of the Company’s common stock valued at approximately $1.1 million and $0.2 million in cash. In addition, the Company had a contingent obligation to pay additional earn-out consideration of up to $1.0 million, in either cash or common stock, at the Company’s discretion, subject to achievement of earn-out targets relating to revenue generated by the acquired business in fiscal year 2004 and 2003. The earn-out target for 2003 was not achieved. The Company initially estimated that the target for 2004 was achieved. Accordingly, the earn-out liability of approximately $0.3 million was accrued and included as an addition to acquired technology as of December 31, 2004. The acquired technology was amortized over an expected benefit period of four years. In December 2004, the Company recorded an impairment charge related to the analytics technology acquired with Insight due to significant rewrites of the underlying software code. The unamortized balance of $0.9 million, inclusive of the earn-out liability of approximately $0.3 million initially estimated to be due to the former owners of Insight, was reflected as impairment of intangible assets on the consolidated statement of operations at December 31, 2004. During 2005, the Company determined that the earn-out threshold for 2004 was not achieved and accordingly, reversed and reflected the accrued earn-out liability as other income on the consolidated statements of operations.

The purchase price in excess of the fair value of net tangible assets and liabilities acquired of $1.3 million was allocated to acquired technology. The net tangible assets acquired consist of the following:

Asset / Liability	Amount
Fixed assets	$44
Accrued liabilities	(41)
$3

(d)          Summary of Purchase Price Allocation

The following summarizes the purchase price allocation for each of the acquisitions:

		Net Tangible
	Acquisition	Assets	Intangibles /
Acquired Entity	Costs	(Liabilities)	Goodwill
Year Ended December 31, 2003:
Insight First	$1,261	$3	$1,258
Year Ended December 31, 2004:
24/7 Real Media Korea	$20,180	$4,015	$16,165
Decide Holdings Pty Limited	28,707	(66)	28,773
	$48,887	$3,949	$44,938

(e)           Unaudited Pro Forma Summary

The results of operations for each of Decide and 24/7 Real Media Korea have been included in the Company’s consolidated statements of operations since the respective date of completion of the acquisition. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Decide and 24/7 Real Media Korea at the beginning of the period presented:

Year Ended December 31, 2004
(in thousands, except share and per share data)
Total revenue.	$91,949
Net loss attributable to common stockholders .	(3,956)
Basic and diluted net loss attributable to common stockholders per share	$(0.10)
Weighted average common shares used in net loss per share calculation(1)	38,250,851

(1)          The weighted average common shares used to compute pro forma basic and diluted net loss per share for the year ended December 31, 2004 include the 4.5 million and 2.1 million shares of common stock issued for Decide and 24/7 Real Media Korea, respectively, as if the shares were issued at the beginning of the period presented.

The pro forma summary is not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future results.

NOTE 4—JOINT VENTURE

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

Denstu 24/7 Search Holdings, B.V.

On November 1, 2006, the Company and Dentsu expanded their search engine marketing partnership. Through a new holding company in The Netherlands, Dentsu 24/7 Search Holdings, B.V., the Company and Dentsu will establish new operations within other strategically important advertising markets throughout Asia and the Pacific Rim, including China, India, Korea, Thailand and Taiwan. Under the terms of the agreement, the Company and Dentsu will each provide initial capital of $5.0 million, which will be used to fund operations in the identified expansion countries. The Company will license its Decide DNA technology to the new operating subsidiaries. Initial management of the new venture will be fully-supported by K.K. 24-7 Search.

NOTE 5—BALANCE SHEET COMPONENTS

(a)           Property and Equipment

	December 31,
	2006	2005
	(in thousands)
Computer equipment and software(1)	$17,966	$13,405
Furniture and fixtures	1,101	1,028
Leasehold improvements	2,091	1,985
	21,158	16,418
Less accumulated depreciation and amortization	(13,086)	(9,287)
	$8,072	$7,131

(1)          Includes capitalized software and equipment acquired under capital leases of approximately
$0.7 million.

Depreciation expense amounted to $3.8 million, $2.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in general and administrative expenses.

(b)          Intangible Assets, Net

The $39.6 million in goodwill as of December 31, 2006 and 2005 related $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Canada (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

The $7.6 million in intangible assets, net at December 31, 2006 related $5.0 million to Decide and $2.6 million to 24/7 Real Media Korea. The $9.7 million in intangible assets, net, at December 31, 2005 related $6.6 million to Decide, and $3.1 million to 24/7 Real Media Korea.

	December 31,
	2006	2005
	(in thousands)
Goodwill	$39,573	$39,573
Technology	13,195	13,195
Less accumulated amortization	(9,434)	(8,018)
Net technology	3,761	5,177
Other intangible assets(1)	6,296	6,296
Less accumulated amortization	(2,448)	(1,758)
Net other intangible assets	3,848	4,538
Gross intangible assets	19,491	19,491
Less accumulated amortization	(11,882)	(9,776)
Net intangible assets	$7,609	$9,715

(1)          Includes $1.8 million of  trademarks not subject to amortization.

Amortization expense related to acquired technology and other intangible assets for 2006 and the five succeeding fiscal years is as follows (in thousands):

	Useful Life	2006	2007	2008	2009	2010	2011
Technology	4 - 7 years	$1,420	$1,420	$1,420	$872	$44	$—
Other	2 - 7 years	685	648	648	448	329	—
		$2,105	$2,068	$2,068	$1,320	$373	$—

(c)           Other Assets

	December 31,
	2006	2005
	(in thousands)
Lycos transition cost (see Note 15 (b))	$1,913	$2,813
Note receivable	300	500
Advance royalties	—	540
Deferred financing costs (see Note 9)	—	398
Other	1,624	1,440
	$3,837	$5,691

(d)          Accrued Liabilities

	December 31,
	2006	2005
	(in thousands)
Cost of goods sold	$7,041	$9,822
Personnel costs(1)	4,332	3,192
Accrued taxes	3,550	2,838
Professional fees	1,129	1,021
Restructuring and exit costs	788	1,191
Accrued earn-out	—	5,000
Accrued other	3,121	923
	$19,961	$23,987

(1)          Personnel costs include cash and stock-based compensation, commissions earned by the Company’s sales staff for the most recent period, as well as out-of-pocket expenses incurred by employees. All such balances as of December 31, 2006, except approximately $0.6 million, have subsequently been settled.

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

The Company’s requirement to maintain the registration statement related to the warrants issued in connection with the placement of the Company’s preferred stock expired during 2006. Accordingly, the remaining liability at the date of expiration of $0.7 million was reclassified to additional paid in capital.

In June 2004, the Company amended the registration rights agreement related to the subordinated convertible debentures. The amendment provided that the Company was no longer obligated to pay any filing or maintenance penalties pursuant to the registration rights agreement with respect to the warrants issued to the holders of the debentures. Accordingly, the Company reclassified the warrant liability related to the debentures of $1.0 million to additional paid in capital.

NOTE 6—RESTRUCTURING COSTS

During the years ended December 31, 2005 and 2004, restructuring costs of approximately $1.0 million and $0.8 million, respectively, were recorded by the Company in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The 2005 restructuring related to the Company’s former headquarters in New York.

The 2004 restructuring involved the involuntary termination of employees and exiting of the office in Munich, Germany. The $0.8 million charge consists of severance of $0.6 million and office closing costs of $0.2 million.

The following sets forth the activities in the Company’s restructuring reserve, which is included in accrued expenses in the 2006 and 2005 consolidated balance sheets:

	Beginning Balance	Current Year Provision	Current Year Utilization	Ending Balance
2006
Office closing costs	$1,191	$—	$403	$788
2005
Employee termination benefits.	$369	$—	$369	$—
Office closing costs	529	973	311	1,191
	$898	$973	$680	$1,191

NOTE 7—IMPAIRMENT OF MARKETABLE SECURITIES

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

NOTE 8—INCOME TAXES

The components of income (loss) before provision for income taxes in the consolidated subsidiary are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
U.S. net income (loss)	$(7,425)	$3,846	$(2,940)
Foreign net income (loss)	(505)	(3,494)	(192)
	$(7,930)	$352	$(3,132)

The provision (benefit) for income taxes is composed of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
United States federal	$100	$234	$18
State	167	60	—
Foreign	425	20	5
Total current provision for income taxes	692	314	23
Deferred:
United States federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision for income taxes	—	—	—
Provision for income taxes	$692	$314	$23

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income tax at the United States federal statutory rate of 35 percent	$(2,599)	$1,346	$(1,029)
State income taxes, net of federal benefit	58	21	—
Change in valuation allowance	2,708	(1,307)	1,034
Foreign Tax	425	20	—
Other	100	234	18
	$692	$314	$23

The Tax Reform Act of 1986 contains provisions under section 382 of the Internal Revenue Code (“IRC Section 382”) that limit the federal net operating loss carryfoward that may be used in any given year in the event of specified occurrences, including significant ownership change. The Company retained independent tax specialists to perform an analysis to determine the applicable annual limitation applied to the utilization of the net operating loss carryforwards due to ownership changes. The IRC Section 382 study and analysis was completed in the first quarter of 2007, and, as a result of the study, changes in ownership have limited the Company’s use of net operating losses against forecasted taxable income. Following completion of the study, the Company’s available net operating loss has been recalculated to $24.3 million. This amount, which will expire in various years through 2022, may be offset against future taxable income.

The tax effects of temporary differences and tax loss carryforwards that give rise to significant portions of federal and state deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	5,498	8,580
Deferred revenue	1,479	526
Deferred rent	229	135
Reserve for sales allowance	151	377
Accounts receivable principally due to allowance for doubtful accounts	260	185
Amortization of goodwill and other intangibles	3,646	2,925
Accrued compensation	501	457
Accrued restructuring	315	477
Accrued merger	17	42
Accrued warrant	—	359
Capital loss carryover	670	670
Impairment charge	—	50
Stock option expense	2,921	—
Other	—	144
Gross deferred tax assets	15,687	14,927
Less: valuation allowance	(14,712)	(14,297)
Net deferred tax assets	975	630
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(975)	(630)
Gross deferred tax liabilities	(975)	(630)
Net deferred tax asset (liability)	$—	$—

At December 31, 2006, the Company had approximately $13.7 million of U.S. net operating loss carryforwards.  As a result of various equity transactions, the Company has undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code. Accordingly, utilization of a substantial part of the net operating loss carryforward is limited. Approximately $4.0 million of U.S. net operating loss are available for 2007 and the remaining amount is limited to $0.65 million per year, expiring in various years through 2022. Due to the Company’s history of operating losses and the Section 382 limitation, there is substantial uncertainty surrounding whether the Company will ultimately realize the deferred tax assets. Accordingly, these assets have been fully reserved. During 2006 the valuation allowance increased by $0.4 million and during 2005 the valuation allowance decreased by $55.3 million.

The Company is subject to routine tax examinations by taxing authorities at the federal, state and local levels in the U.S. and by various levels in foreign countries. As of December 31, 2006, there are several reviews being conducted and Management is of the opinion that the ultimate outcome of these examinations would not have a material adverse impact on the financial position or results of operations of the Company.

NOTE 9—2% SUBORDINATED CONVERTIBLE DEBENTURES

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

If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed) for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.3 million for each of the years ended December 31, 2006, 2005 and 2004.

If specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, based on conditions met, the holder has the right, in its sole discretion, to require the Company to immediately redeem up to $7.5 million principal amount of the Debentures in cash. The redemption right constitutes an embedded derivative. The value of this embedded derivative at December 31, 2006 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The holder of the Debentures also acquired a five-year warrant (the “Warrants”) to purchase 0.4 million shares of the Company’s common stock at $9.5685 per share, which the Company valued at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and was amortized over the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures was increased over three years beginning October 2003. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the fair value of the warrants, approximately $1.0 million, on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Approximately $0.4 million, $0.5 million and $0.6 million of deferred costs are included in amortization expense for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 10—EQUITY INSTRUMENTS

(a)           Preferred Stock

The Company’s preferred stock accrued and accumulated dividends at a rate of 6% per year, compounded monthly, payable when, as and if declared by the Company’s Board of Directors. Accordingly, the accrued dividends are reflected as “preferred stock dividends” on the consolidated statements of operations. All accrued dividends must be paid before any dividends may be declared or paid on the common stock, and shall be paid as an increase in the liquidation preference of the preferred stock payable upon a sale, merger, liquidation, dissolution or winding up of the Company. Accrued but unpaid dividends are cancelled upon conversion of the preferred stock.

All shares of preferred stock issued have been converted into shares of common stock as of December 21, 2006.

(b)          Common Stock

Secondary Offering

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

Other Issuances

In March 2006, the Company issued approximately 0.4 million shares of common stock, valued at $3.7 million, in connection with the earn-out provisions due to the former shareholders of Decide.

On August 19, 2004, the Company issued approximately 4.5 million shares of common stock, valued at $12.6 million, in connection with the acquisition of Decide (see Note 3).

On January 6, 2004, the Company issued approximately 2.1 million shares of common stock, valued at $14.6 million, in connection with the acquisition of 24/7 Real Media Korea (see Note 3).

Additional Paid-in Capital

During the year ended December 31, 2006, the Company’s additional paid-in capital increased by $32.3 million, primarily due to $19.8 million in employee stock-based compensation, $7.7 million from exercise of stock options, $3.7 million related to earn-out provisions in a prior acquisition, $0.7 million related to the reclassification of the warrant liability, and $0.4 million related to cashless exercises of warrants.

Reserved Shares

Shares reserved for future issuance as of December 31, 2006 are as follows:

Reserved
Shares
Reserved for issued and outstanding warrants.	525,188
Reserved for stock incentives under the 1998 Stock Incentive Plan.	802,423
Reserved for stock incentives under the 2001 Stock Incentive Plan.	243,098
Reserved for stock incentives under the 2002 Stock Incentive Plan	9,620,453

(c)           Warrants

Warrant activity during the periods indicated was as follows:

		Weighted Average
	Warrants (1)	Exercise Price
Outstanding at December 31, 2003	3,103,717	$7.45
Granted	—	—
Exercised	(42,428)	1.21
Canceled	(114,542)	6.12
Outstanding at December 31, 2004	2,946,747	$7.61
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2005	2,946,747	$7.61
Granted	—	—
Exercised	(320,805)	1.21
Canceled	—	—
Outstanding at December 31, 2006	2,625,942	$8.39

(1)          On February 27, 2004, the Company completed a one-for-five reverse split of its common stock. As a result of the reverse split, every five shares of its common stock were combined into one share of common stock. The reverse split did not affect the number of warrants outstanding, however, the conversion ratio was adjusted accordingly.

Warrants outstanding at December 31, 2006 consist of warrants issued in connection with the issuance of the Company’s Series C preferred stock in June 2003 and the September 2003 placement of the Debentures (see Note 9). Warrants generally expire five years from the date of grant.

NOTE 11—STOCK PLANS AND STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Incentive Plan, 2001 Equity Compensation Plan, 2001 Stock Incentive Plan for Non-Officers, 2002 Equity Compensation Plan, 2002 Stock Incentive Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” The Stock Plans provide for the grant of any or all of the following types of awards: (i) stock options, including incentive and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or free standing; and (iii) restricted stock to eligible participants. The awards must generally be priced to be at least 85% of the fair market value of the Company’s common stock at the date of the grant (100% in the case of incentive stock options). The vesting of these awards vary subject to the participant’s period of future service or to the Company’s or the option holder’s attainment of designated performance goals, or otherwise at the discretion of the Board of Directors. The majority of the Company’s awards vest over three years.

Effective January 1, 2006, the Company adopted the SFAS No. 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123R, the Company accounted for awards using the intrinsic value method under APB Opinion No. 25 and FIN 44, and accordingly, only recognized stock-based compensation related to restricted stock awards and accounted for forfeitures as they occurred. The Company also complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

(a)   Stock Options

The fair value of stock option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield(1)	0%	0%	0%
Risk-free interest rate(2)	4.42%	3.53%	2.41%
Expected life (in years)(3)	3.0	2.5	2.7
Expected volatility(4)	63%	99%	131%

(1)          The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)          The risk-free interest rate is based on yields from United States Treasury zero-coupon issues for a term consistent with the expected life of the awards in effect at the time of grant.

(3)          The expected life of awards granted under the Plans is based on the vesting period of the awards and on historical exercise patterns, which the Company believes are representative of future behavior.

(4)          The expected volatility of the Company’s common stock on the date of grant is based on a historical volatility of the common stock over a period equal to the expected life of the award, adjusted for historical trend.

The weighted average fair value per option at the date of grant for stock options granted during the years ended December 31, 2006, 2005 and 2004 was $3.28, $2.89 and $4.58, respectively.

Stock option activity for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands, except share amounts and as noted):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at December 31, 2003	3,386	$5.85
Granted	2,044	6.41
Exercised	(657)	1.29
Canceled	(281)	10.79
Outstanding at December 31, 2004	4,492	$6.62
Granted	6,775	5.04
Exercised	(712)	2.33
Canceled	(960)	7.58
Outstanding at December 31, 2005	9,595	$5.74
Granted	536	7.08
Exercised	(2,024)	3.81
Canceled	(980)	5.62
Outstanding at December 31, 2006	7,127	$6.36	7.6	$29,566
Vested and exercisable at December 31, 2004(1)	4,082	$7.06
Vested and exercisable at December 31, 2005	4,091	$6.39
Vested and exercisable at December 31, 2006	3,789	$7.01	6.7	$18,038
Options available for grant at December 31, 2006 .	3,083

(1)          In October 2004, the Board of Directors accelerated the vesting of all unvested stock options previously awarded to employees and officers with an exercise price of $5.00 or higher. As a result, options to purchase approximately 1.7 million shares of common stock became exercisable immediately.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company common stock on the last trade date of the year ended December 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2006. The intrinsic value for options exercised during the year ended December 31, 2006 was $11.1 million.

Nonvested share activity under the Plans was as follows:

		Weighted
		Average Grant
	Options	Date Fair Value
Nonvested at December 31, 2005	5,470	$2.95
Granted	536	$3.28
Vested	(1,821)	$2.95
Forfeited	(847)	$4.80
Nonvested at December 31, 2006	3,338	$3.00

The following table summarizes additional information regarding outstanding and exercisable stock options at December 31, 2006 (in thousands, except share amounts and as noted):

		Weighted Average
		Remaining
Range of Exercise	Number	Contractual Life	Weighted Average	Number	Weighted Average
Prices (in dollars)	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.00 -$2.00	1,103	4.8	$1.12	$1,103	$1.12
$2.1 - $5.00	2,709	8.0	$4.19	$1,228	$4.14
$5.1 - $10.00	3,168	8.3	$6.65	$1,369	$6.69
$1.01 - $320.00	147	5.1	$80.06	$89	$124.40
	$7,127	7.6	$6.36	$3,789	$7.01

As a result of adopting SFAS No. 123R, the Company recorded pretax compensation expense of $6.8 million for the year ended December 31, 2006. Stock-based compensation is included in each expense category that includes salary expense. The Company has recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized for the year ended December 31, 2006.

During 2006, the Company modified certain agreements to issue options to purchase the Company’s common stock in conjunction with the separation of certain employees. As a result of the modifications, stock option grants were vested or cancelled as of modification date. In accordance with SFAS No. 123R, the Company recognized approximately $0.4 million in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled as of the modification date.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial forecast. For year ended December 31, 2006, the Company recorded additional expense of $0.9 million related to a revision in forecasted forfeitures. As of December 31, 2006, there were $3.8 million of unrecognized compensation costs related to outstanding stock option awards, net of forecasted forfeitures, expected to be recognized through the year 2010.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards using the intrinsic value method under the provisions of APB Opinion No. 25. Under this method, stock-based compensation was recognized to the extent that the exercise price is less than the market price for the underlying stock on the date of grant. The following table illustrates the effects on net income (loss) attributable to common shareholders and net income (loss) per share attributable to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation (in thousands, except per share amounts):

	2005	2004
Net income (loss) attributable to common stockholders:
As reported	$13	$(3,461)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	6,051	8,813
Pro forma	$(6,038)	$(12,274)
Basic net income (loss) per share attributable
to common stockholders:
As reported	$—	$(0.10)
Pro forma	$(0.13)	$(0.35)
Diluted net income (loss) per share attributable
to common stockholders:
As reported	$—	$(0.10)
Pro forma	$(0.13)	$(0.35)

(b) Restricted Stock

The Company has entered into agreements to issue shares of restricted stock to certain employees. The awards vest over various periods, generally three years, contingent upon employment with the Company on the dates of vesting. The restricted stock awards have a fair value equal to the respective market price of the Company’s common stock at the date of grant. The restricted stock awards require no payment from the employee and compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

Restricted stock awards activity for the year ended December 31, 2006 is summarized as follows (in thousands, except share amounts and as noted):

		Weighted Average	Weighted Average
		Grant Date	Remaining Contractual
	Shares	Fair Value	Life (in years)
Unvested at December 31, 2003	40	$1.70
Granted	—	—
Vested	(30)	$1.70
Forfeited	—	—
Unvested at December 31, 2004	10	1.70
Granted	3,304	4.84
Vested	(14)	2.17
Forfeited	(246)	3.35
Unvested at December 31, 2005	3,054	$4.96
Granted	2,047	8.29
Vested	(1,026)	3.99
Forfeited	(389)	6.03
Unvested at December 31, 2006	3,686	$6.97	1.6

Compensation expense related to vesting of restricted stock awards totaled $13.0 million, $2.2 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there were $15.4 million of unrecognized compensation costs related to unvested restricted stock awards, net of forecasted forfeitures, expected to be recognized through the year 2010.

During 2006, the Company modified certain agreements to issue restricted stock originally expected to vest on January 1, 2007 in conjunction with the separation of an employee. As a result of the modification, shares of restricted stock were vested as of the modification date. In accordance with SFAS No. 123R, the

Company recognized approximately $0.1 million in incremental stock-based compensation costs, or the excess of the fair value of the replacement award over the fair value of the original award which was cancelled.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial forecast. For the year ended December 31, 2006, the Company recorded a benefit of $0.3 million related to a revision in forecasted forfeitures.

NOTE 12—RECOVERY OF INVESTMENT

In 2005, the Company received $2.3 million as a return on an investment in Bidland Systems, Inc. (“Bidland”). The return was a result of the settlement of litigation between Bidland and another party, and the subsequent dissolution and liquidation of Bidland. In 2000, Bidland ceased operations and, accordingly, the Company recorded an impairment charge related to the cost-based investment.

There were no returns on investments for the years ended December 31, 2006 or 2004.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Capital lease obligations incurred during 2006 amounted to approximately $1.0 million.

The Company capitalized approximately $0.8 million and $1.1 million of computer equipment that was received but unpaid at December 31, 2006 and 2004, respectively.

Cash paid for interest was approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Non-Cash Investing and Financing Activities

In 2005, the Company accrued $5.0 million related to achievement of certain performance targets from the acquisition of Decide. The $5.0 million was reflected as a liability at December 31, 2005 and additional goodwill on the consolidated balance sheets. The earn-out obligation was settled by the payment of $1.25 million in cash and the issuance of 454,988 shares of the Company’s common stock, valued at $3.75 million, in March 2006.

Warrants to purchase 64,161 shares of the Company’s common stock at an average of $1.21 per share were exercised during 2006 for 55,718 shares of the Company’s common stock in cashless exercises of warrants. As a result of the exercises, approximately $0.4 million of the related warrant liability was reclassified to additional paid in capital.

Warrants to purchase 8,486 shares of the Company’s common stock at an average of $1.21 per share were exercised during 2004 in exchange for 7,260 shares of the Company’s common stock in cashless exercises of warrants.

During 2004, the Company issued approximately 6.6 million shares of common stock, valued at $27.2 million, for the acquisition of Decide and 24/7 Real Media Korea.

NOTE 14—BENEFIT PLANS

The Company established a 401(k) Plan on January 1, 1999, that is available to all full-time U.S. employees. Employees may contribute up to 70% percent of their salary, not to exceed the maximum dollar limitation under the Internal Revenue Code Section 402(g). The Company does not currently match employee contributions.

As required by local laws, the Company maintains defined contribution plans for its European employees. The only expense the Company incurs related to these plans is for administrative services, which is not material.

NOTE 15—COMMITMENTS AND CONTINGENCIES

COMMITMENTS

(a)           Capital Leases and Operating Leases

The Company leases office equipment under capital lease agreements and various facilities and certain equipment under operating lease agreements. The operating lease agreements include the space for the Company’s corporate headquarters, sales offices and various types of equipment for varying periods of time, with the last lease expiring in December 2015. Rent and utilities expense from all operating leases amounted to $2.9 million, $2.7 million and $2.3 million for the years ended 2006, 2005 and 2004, respectively.

Future minimum payments under non-cancelable capital leases and operating leases at December 31, 2006 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases	Subleases
	(in thousands)
2007	$571	$3,630	$(714)
2008	275	3,297	(486)
2009	—	2,198	—
2010	—	1,966	—
2011	—	1,763	—
Thereafter	—	2,760	—
Total minimum lease payments	846	$15,614	$(1,200)
Less amount representing interest	(31)
Present value of minimum lease payments	815
Less current portion	544
Long-term portion	$271

(b)          Lycos, Inc. Services Agreement

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and retained 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos. As of December 31, 2006, the Company has a net amount of $0.5 million in prepaid royalties, all of which is expected to be recouped in the short-term.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the term of the agreement of five years. Amortization related to the transition fee was $0.9 million for each of the years ended December 31, 2006, 2005 and 2004. In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of this asset.

Although Lycos canceled the Web site representation component of the services agreement as of December 31, 2006, the Company believes that the prepaid royalties will be recouped and that the transition fee was not impaired as the technology services component of the services agreement is still in effect.

(c)           Indemnifications

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

NOTE 16—SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As a result of the acquisition of Decide, the Company has been reporting Search as a separate segment from Media. Management of the Company relies on an internal management reporting process that provides revenue and segment operating income (loss) before depreciation, amortization, stock-based compensation, restructuring charges and impairment expense (“segment operating income (loss)”) for making financial decisions and allocating resources among segments. Segment operating income (loss) is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with GAAP. The Company has adjusted prior period segment disclosure to conform to the current presentation. The summarized segment information as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Media	Search	Technology	Total
	(in thousands)
2006
Revenues	$84,851	$86,202	$29,190	$200,243
Segment operating income	7,908	1,092	10,502	19,502
Depreciation	387	597	2,815	3,799
Amortization of intangible assets and deferred financing costs	1,475	1,690	238	3,403
Stock-based compensation	6,238	6,845	7,364	20,447
Income (loss) from operations	(192)	(8,040)	85	(8,147)
2005
Revenues	$65,363	$51,430	$23,001	$139,794
Segment operating income (loss)	5,117	(351)	4,589	9,355
Depreciation	278	646	1,943	2,867
Amortization of intangible assets and deferred financing costs	1,981	1,579	831	4,391
Stock-based compensation	610	747	870	2,227
Restructuring	252	228	493	973
Income (loss) from operations	1,996	(3,551)	452	(1,103)

	Media	Search	Technology	Total
	(in thousands)
2004
Revenues	$49,879	$16,439	$18,937	$85,255
Segment operating income (loss)	1,021	(610)	2,030	2,441
Depreciation	585	239	1,005	1,829
Amortization of intangible assets and deferred financing costs	1,865	1,151	1,315	4,331
Restructuring	124	449	268	841
Stock-based compensation	152	200	186	538
Impairment of intangible assets	—	—	896	896
Impairment of property and equipment	—	25	762	787
Loss from operations	(1,705)	(2,674)	(2,402)	(6,781)
Total assets (1):
December 31, 2006	$53,622	$62,768	$11,740	$128,130
December 31, 2005	$47,316	$53,352	$14,325	$114,993
December 31, 2004	$45,570	$36,849	$11,639	$94,058

(1)             Not inclusive of corporate segment assets of $48,528, $27,811, and $27,340, respectively.

	United States	United Kingdom	South Korea	Other – International	Total
	(in thousands)
2006
Revenues	$79,226	$39,439	$28,448	$53,130	$200,243
Long-lived assets	11,253	675	15,150	32,013	59,091
2005
Revenues	$62,555	$27,919	$14,481	$34,839	$139,794
Long-lived assets	11,747	762	15,738	33,863	62,110
2004
Revenues	$42,739	$14,796	$12,568	$15,152	$85,255
Long-lived assets	11,603	351	16,512	30,432	58,898

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA—UNAUDITED

The following is a summary of selected quarterly financial data for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	For the Three Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$42,941	$48,176	$49,143	$59,983
Gross profit	15,674	17,470	17,458	20,227
Income (loss) from operations	(7,257)	154	(1,354)	310
Change in fair value of warrant liability	(252)	133	22	(79)
Net income (loss)	(7,516)	489	(1,368)	(227)
Net income (loss) attributable to common stockholders	(7,516)	489	(1,368)	(227)
Basic net income (loss) per share attributable to common stockholders	$(0.16)	$0.01	$(0.03)	$—
Diluted net income (loss) per share attributable to common stockholders	$(0.16)	$0.01	$(0.03)	$—
2005
Revenue	$29,070	$33,886	$35,117	$41,721
Gross profit	11,811	13,627	13,570	15,445
Restructuring	973	—	—	—
Income (loss) from operations	(1,923)	(38)	(117)	975
Change in fair value of warrant liability	150	(110)	(384)	(37)
Recovery of investment	2,100	—	—	240
Impairment of marketable securities	(588)	—	—	—
Gain (loss) on sale of marketable securities	—	7	(25)	34
Net income (loss)	(406)	(190)	(765)	1,399
Net income (loss) attributable to common stockholders	(418)	(200)	(768)	1,399
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$—	$(0.02)	$0.03
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$—	$(0.02)	$0.03

NOTE 18—VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to		Balance at End
	Period	Expense	Deductions	of Period
	(in thousands)
2006
Allowance for doubtful accounts	$1,950	$1,675	$(1,287)	$2,338
Reserve for sales allowance	356	641	(580)	417
Total	$2,306	$2,316	$(1,867)	$2,755
2005
Allowance for doubtful accounts	$1,210	$1,516	$(776)	$1,950
Reserve for sales allowance	517	517	(678)	356
Total	$1,727	$2,033	$(1,454)	$2,306
2004
Allowance for doubtful accounts	$902	$519	$(211)	$1,210
Reserve for sales allowance	69	544	(96)	517
Total	$971	$1,063	$(307)	$1,727

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
Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DAVID J. MOORE	Chairman of the Board	March 16, 2007
David J. Moore	andChief Executive Officer
(Principal Executive Officer)
/s/ JONATHAN K. HSU	Executive Vice President, Chief	March 16, 2007
Jonathan K. Hsu	Chief Operating Officer and Chief
Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
/s/ ROBERT J. PERKINS	Director	March 16, 2007
Robert J. Perkins
/s/ ARNIE SEMSKY	Director	March 16, 2007
Arnie Semsky
/s/ TONY SCHMITZ	Director	March 16, 2007
Tony Schmitz
/s/ BRIAN SILVA	Director	March 16, 2007
Brian Silva
/s/ VAL ZAMMIT	Director	March 16, 2007
Val Zammit

(c)           Exhibit Index.

Exhibits and Financial Statement Schedule/Index

Exhibit Number	Description
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
10.10

Amendment No. 1 to Services Agreement, dated as of December 7, 2004, by and between 24/7 Real Media, Inc. and Lycos, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s filing on Form 8-K on December 14, 2004)

10.11

Consulting Agreement, dated as of November 1, 2004, by and between 24/7 Real Media, Inc., and Pine Street Capital Partners. (Incorporated by reference to Exhibit 10.1 to the Registrant’s filing on Form 10-Q on November 9, 2004)

10.12

Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and David J. Moore. (3) (Incorporated by reference to Exhibit 10.12 to the Registrant’s filing on Form 10-K on March 15, 2006)

10.13

Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and Mark E. Moran. (3) (Incorporated by reference to Exhibit 10.13 to the Registrant’s filing on Form 10-K on March 15, 2006)

10.14

Employment Agreement, dated as of March 14, 2006, by and between 24/7 Real Media, Inc. and Jonathan K. Hsu. (Incorporated by reference to Exhibit 10.14 to the Registrant’s filing on Form 10-K on March 15, 2006).

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

(1)          Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 4, 1998 (File No. 333-56085). TFSM’s certificate of incorporation has since been amended as follows: Certificate of Amendment, filed with the Delaware Secretary of State on June, 28, 2000; Certificate of Ownership and Merger, filed with the Delaware Secretary of State on November 9, 2001; Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on July 1, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrants filings on Amended Form 8-K filed July 12, 2002 (File No. 000-29768); Certificate of Increase filed with the Delaware

Secretary of State on September 12, 2002; Certificate of Designation, filed with the Delaware Secretary of State on September 19, 2002 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed October 4, 2002 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.1 filed to the Registrant’s filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Designation, filed with the Delaware Secretary of State on May 27, 2003 and incorporated by reference to Exhibit 4.2 filed to the Registrant’s filings on Form 8-K filed June 12, 2003 (File No. 000-29768); Certificate of Increase, filed with the Delaware Secretary of State on June 4, 2003; Certificate of Amendment of Restated Certificate, filed with the Delaware Secretary of State on August 29, 2003; and Certificate of Amendment, filed with the Delaware Secretary of State on February 26, 2004.

(2)          Incorporated by reference to Exhibits to the Registrant’s Registration Statement on Form S-8 filed February 28, 2001 (File No. 333-56308).

(3)          Filed herewith.