Form 10-K/A
period 2006-12-31
24/7 REAL MEDIA INC
filed 2007-04-10
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock as of March 31, 2007 was 50,998,632.

Documents Incorporated by Reference

Items 11-14 of Part III of this Annual Report on Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Annual Report on Form 10-K in accordance with General Instructions G(3) to Form 10-K.

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A is being filed to amend the items described below contained in 24/7 Real Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 originally filed with the Securities and Exchange Commission on  March 16, 2007 (the “Original Filing”). For the convenience of the reader, the Company has included in this Amendment No. 1 all other disclosures contained in its Original Filing.

1)              We are refiling Exhibits 31.1 and 31.2 to correct inadvertent errors in the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

2)              We are refiling the Consolidated Statements of Cash Flows table on page F-7 of the Original Filing to correct an inadvertent error in the numbers provided for 2006 in the line items “Effect of foreign currency on cash” and “Cash and cash equivalents at end of year.”

This Amendment No. 1 also includes as Exhibit 23.1 a new consent of Goldstein Golub Kessler LLP and as Exhibits 32.1 and 32.2 new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer and Chief Financial Officer. All other information is unchanged and reflects those disclosures made at the time of the original filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures presented in the Original Filing, except to reflect the corrections described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the Original Filing.

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

24/7 REAL MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,622)	$38	$(3,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,799	2,867	1,829
Provision for doubtful accounts and sales reserves	2,316	2,033	1,063
Amortization of intangible assets and deferred financing costs	3,403	4,391	4,331
Amortization of debt discount	458	611	611
Non-cash compensation	20,447	2,227	538
Accrued interest on debt	151	151	151
Change in fair value of warrant liability	176	381	(2,040)
Recovery of investment	—	(2,340)	—
Impairment of marketable securities	—	588	1,052
Gain on sale of marketable securities	—	(16)	—
Minority interest in operations of consolidated subsidiary	136	(128)	—
Impairment of intangible assets	—	—	896
Gain from legal settlement	—	—	(2,896)
Impairment of property and equipment	—	—	787
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(19,490)	(12,125)	(10,995)
Prepaid expense and other current assets	(433)	198	(1,397)
Notes and amounts receivable	—	143	510
Other assets	437	(255)	(5,239)
Accounts payable and accrued liabilities	11,907	11,475	2,774
Deferred revenue	391	(4)	474
Net cash provided by (used in) operating activities	15,076	10,235	(10,706)
Cash flows from investing activities:
Capital expenditures, including capitalized software	(3,261)	(6,246)	(2,713)
Proceeds from sale of marketable securities	—	1,272	—
Proceeds from sale and maturities of short-term investments	—	2,032	—
Recovery of investment	—	2,340	—
Cash paid for investment	—	—	(2,032)
Cash paid for acquisitions, net	—	—	(17,663)
Net cash used in investing activities	(3,261)	(602)	(22,408)
Cash flows from financing activities:
Proceeds from exercise of stock options and conversion of warrants	7,723	1,655	840
Payment of capital lease obligations	(279)	(65)	(86)
Cash paid for acquisitions	(1,250)	—	—
Proceeds from note receivable	200	—	—
Proceeds from minority investor of consolidated subsidiary	—	1,729	—
Proceeds from issuance of common stock, net	—	—	37,247
Net cash provided by financing activities	6,394	3,319	38,001
Net change in cash and cash equivalents	18,209	12,952	4,887
Effect of foreign currency on cash	1,172	(633)	1,158
Cash and cash equivalents at beginning of year	40,009	27,690	21,645
Cash and cash equivalents at end of year	$59,390	$40,009	$27,690

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
David J. Moore
Chief Executive Officer
Date: April 9, 2007

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