Form 10-K/A
period 2006-12-31
24/7 REAL MEDIA INC
filed 2007-05-01
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

EXPLANATORY STATEMENT

On March 16, 2007, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In accordance with General Instruction G(3), we are now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Items 11-14 of Part III of this Annual Report on Form 10-K. We are also filing certain exhibits with this amendment.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis should be read together with the compensation tables and related disclosures set forth below. This discussion and analysis contains forward looking statements that are based on our current plans, considerations, expectations and determinations, including statements regarding future company performance targets and goals. These targets and goals are disclosed in the limited context of the 24/7 Real Media, Inc. (the “Company”) compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution readers of these statements not to apply these statements to other contexts.

Compensation Philosophy and Objectives

In this section we discuss our overall compensation philosophy, as well as aspects of our compensation program that pertain to our Chief Executive Officer, our Chief Operating Officer/Chief Financial Officer, and our General Counsel. We refer to these three individuals throughout as our “Named Executive Officers” or “NEOs.” This discussion covers compensation and practices related to our most recently completed fiscal year.

Overall Compensation Philosophy

The market for quality senior personnel with experience in the online advertising and technology industry is extremely competitive. Companies compete to recruit and retain skilled personnel at all levels, from lower and mid-level employees to members of executive management. One of the main goals underlying our compensation philosophy is, thus, to ensure that the compensation packages that we offer will both attract and retain a desirable employee base.

Our general compensation philosophy is designed to link the total compensation of each of our employees to the Company’s overall performance, the performance of the employee’s business unit or group and the individual performance and success of the employee. Our theory is that, as an employee’s level of responsibility increases, his or her overall compensation should be tied more directly to the achievement of specific performance targets. We believe that these types of incentives create an environment in which our employees are stakeholders in our success and, therefore, benefit all of our stockholders.

Executive and Key Employee Compensation Philosophy

Our compensation philosophy for our Named Executive Officers and key employees is designed to support the general goals outlined above, as well as to establish an appropriate relationship between overall compensation and the Company’s financial performance in key areas, the Company’s long-term growth objectives and the individual performance of each NEO or key employee, as well as to attract and retain these qualified individuals.

The Compensation Committee of the Board of Directors endeavors to achieve these goals for NEO compensation through a competitive total compensation package that combines reasonable annual base salaries with cash bonuses, restricted stock grants and stock option awards. Certain of these components are tied to the Company’s performance in key areas and to the individual’s achievement of specified performance objectives. Key employee compensation packages are similarly structured. As a general rule, our NEO and key employee compensation packages provide a significant portion of total compensation through variable, or performance-based, compensation elements. As a result, these compensation packages incentivize our NEOs and key employees to grow our business over both the short and long-term, which fosters an increased commitment to the Company’s overall performance and success.

Our compensation philosophy is generally opposed to the granting of perquisites to our NEOs. We do not have programs for providing perquisites or other personal benefits to officers, such as automobiles, permanent lodging or defraying the cost of personal entertainment or family travel. The only exception is a small grant made to certain NEOs and other officers to maintain country club memberships, which the grantees often use to entertain customers of the Company. Our health care and other insurance programs are the same for all eligible employees, including NEOs.

The Compensation Committee intends to adopt a policy in 2007 stating that, if the Company should in the future restate any of its financial statements, then all performance-based awards that have been previously been paid based on the financial statements as originally released, shall be returned to the Company, to the extent such awards would not have been earned under the financial statements, as restated.

Compensation Objectives

The Company’s compensation programs are designed to address the following issues and achieve the following objectives:

•       Competition—The individual components of compensation and the actual numbers that are granted reflect the competitiveness in our industry for skilled personnel, including executive management and key employees.  Compensation packages also reflect the risk and reward to our employees of remaining with the Company in light of the business environment in which we operate.

•       Reward Individual Performance—Performance-based compensation elements tie individual compensation to the Company’s performance in key areas, which holds individuals accountable, through their compensation, for their performance and impact on the Company.

•       Retention—Our compensation packages are designed to attract and retain highly-qualified personnel.  The actual numbers balance the cost to the Company of investing in an employee against the cost of losing such individual to a competitor and having to retrain a replacement.

•       Affordability—Our review process ensures that our compensation packages are affordable in relation to the Company’s operating expenses and budget, yet further the goals underlying our compensation philosophy and provide a fair balance between cash and stock-based compensation.

•       Alignment with Stockholder Interests—Performance-based stock options and stock grants are contingent on the achievement of the Company’s financial targets, and thus are designed to tie compensation to the Company’s stock performance so that our employees’ interests are aligned with those of our stockholders. The exercise price of stock options is fixed on the date of grant, and thus they reward employees only to the extent that the Company’s common stock price increases.

Compensation Committee Composition

The Compensation Committee of the Board of Directors includes Brian Silva, the Chairman, and Robert Perkins and Arnie Semsky as members. Each of these directors qualifies as an “independent director” under Rule 4200 of the NASD Marketplace Rules, as an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”) and as a “non-employee director” under Rule 16b-3(c) of the Exchange Act. Furthermore, each of these individuals has substantial experience in setting compensation levels for executives. The Compensation Committee is responsible for ensuring that the Company’s executive compensation strategy, policies and programs are competitive within the markets in which we compete for talent and reflect the long-term investment interests of our stockholders. The Compensation Committee acts pursuant to a duly adopted charter, which is posted on our Website. The Compensation Committee held six formal meetings, and held a substantial number of informal telephonic discussions, during the fiscal year ended December 31, 2006.  Four of these formal meetings, and all of the telephonic discussions, were held in “executive session,” with no executives of the Company present.

None of our NEOs serves as a member of the board of directors or on the compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or on our Compensation Committee.

Compensation Committee Report

The Compensation Discussion and Analysis included herein is a discussion of the Company’s Named Executive Officer compensation philosophy, policies and programs, written from the perspective of how the Compensation Committee and management view and use such philosophy, policies and programs. Given the Compensation Committee’s role in overseeing the philosophy, policies and programs, and its overall responsibility for determining the specific compensation for each of the Company’s NEOs in light of such philosophy, policies and programs, the Compensation Committee participated in the preparation of the Compensation Discussion and Analysis, reviewing successive drafts of the document and discussing them with executive management. The Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Brian Silva

Robert Perkins

Arnie Semsky

Peer Group Analysis

The Compensation Committee believes that, in making its compensation-related decisions, it is important to consider publicly available information about the compensation practices of similarly situated companies with which 24/7 Real Media competes for executive talent. The Chairman of the Compensation Committee periodically updates this group of companies to ensure that it remains relevant. The Compensation Committee reviewed publicly available information about the compensation practices of the peer companies listed below in making its compensation decisions for fiscal year 2006.

•       aQuantive, Inc.

•       Digitas Inc.

•       DoubleClick Inc.

•       LookSmart, Ltd.

•       Miva, Inc.

•       ValueClick, Inc.

While the Compensation Committee ensures that NEO compensation levels are comparable to those of companies in the peer group, peer group data is only one factor that may guide the Compensation Committee’s decisions. Such data is not a determinative factor in the review process. In any given year, actual NEO compensation may be above or below individual or average peer levels based on a number of factors. These factors include the Company’s financial performance in key areas, individual NEO goals and objectives and the NEO’s achievement of such individual goals and objectives.

Total Compensation Review and Decision-Making

The Compensation Committee reviews and determines compensation annually for each of our Named Executive Officers both by individual element (base salary, bonus and stock-based compensation) and in total. In addition, the Compensation Committee develops, reviews and approves the individual NEO performance goals and objectives underlying each element of NEO compensation, evaluates how NEO performance should be tied to the particular goals and objectives and sets each NEO’s compensation levels based on that evaluation.

As described above under “Peer Group Analysis,” one factor that the Compensation Committee considers in making its compensation determinations is what similarly situated companies offer their executive officers. Additional factors that the Compensation Committee considers include the five main objectives underlying our compensation philosophy set forth above under “Compensation Objectives” and the NEO’s individual performance relative to goals set by the Compensation Committee.

The Compensation Committee also reviews tally sheets for each NEO, which set forth current and historical compensation data for the NEO. Specifically, the tally sheets review the current and historical dollar amounts for base salary and bonus, stock-based compensation award amounts, outstanding stock-based compensation award holdings and balances and perquisites. The tally sheets also analyze potential payment obligations under the employment agreement with each NEO, including an analysis of the impact that would be created by a change in control of the Company. The Compensation Committee is committed to reviewing tally sheets on an annual basis.

As Chairman of the Compensation Committee, Brian Silva provides advice on general trends in executive compensation and recommended changes to NEO compensation levels. The Compensation Committee also has the option to engage an outside consultant as needed to perform its duties, but did not opt to engage any such consultant to assist with its fiscal year 2006 compensation decisions. Upon completion of its overall analysis, the full Compensation Committee reviews and approves final NEO compensation packages.

Role of Named Executive Officers in Setting Compensation Levels

Our NEOs collectively review and analyze the compensation package for each of the Company’s employees annually, which includes a review of individual NEO compensation. The NEOs then make recommendations to the Compensation Committee regarding the NEO compensation packages. Ultimately, the Compensation Committee determines the compensation package for each NEO.

Elements of Named Executive Officer Compensation

The individual elements of our Named Executive Officer compensation for fiscal year 2006 are outlined in the table below and consist of three key elements, base salary, bonus and equity incentives. A detailed discussion of each of these compensation elements follows. NEO compensation in subsequent years may include some or all of these components, as well as other components that are then applicable.

Compensation Element	Key Characteristics
Base Salary

•  Fixed cash component of pay;

•  Amount determined based on NEO’s skills, responsibilities, experience and performance;

•  NEOs are eligible for annual increases based on performance, experience and/or changes in job responsibilities.

Target Bonus

•  Variable cash component of pay;

•  Target amount determined based on NEO’s skills, responsibilities, experience and performance;

•  Reward for short-term stockholder value creation;

•  Actual amount depends on achievement of specified Company revenue, gross profit and EBITDA performance targets for fiscal year 2006.

Vesting Stock Options

•  Fixed equity component of pay;

•  Amount determined based on NEO’s skills, responsibilities, experience and performance;

•  Vest in three equal annual installments beginning of first anniversary of grant date;

•  Reward stockholder value creation;

•  Value of award realized will be based on fair market value of 24/7 Real Media common stock on date of grant.

Performance-Based Stock Options

•  Variable equity component of pay;

•  Target amount determined based on NEO’s skills, responsibilities, experience and performance;

•  Value of award realized will be based on fair market value of 24/7 Real Media common stock on date of grant.

Short-Term Stock Options

•  Amount of the award that actually becomes exercisable depends on achievement of specified Company revenue, gross profit and EBITDA performance targets for fiscal year 2006;

•  Vest in three equal installments;

•  First installment vests on first to occur of date the Company’s accountants certify the fiscal year 2006 financial statements and March 10, 2007;

•  Remaining installments vest on November 15, 2007 and November 15, 2008.

•  Reward stockholder value creation;

Long-Term Stock Options

•  Amount of the award that actually becomes exercisable depends on achievement of specified Company revenue, gross profit and EBITDA performance targets in the three year period consisting of fiscal year 2006 through fiscal year 2008;

•  Vest in single installment on first to occur of date the Company’s accountants certify the fiscal year 2008 financial statements and March 10, 2009.

•  Reward long-term stockholder value creation;

Performance-Based Stock Grants

•  Variable equity component of pay;

•  Target amount determined based on NEO’s skills, responsibilities, experience and performance;

•  Value of award realized will be based on fair market value of 24/7 Real Media common stock on date of grant.

Analysis of Each Element of Named Executive Officer Compensation

The Compensation Committee determines each element of NEO compensation individually each year based on the scope of each NEO’s responsibilities, his prior relevant background, track record, training, skills, knowledge, experience and contribution to Company performance. In determining the amount of each compensation element, the Compensation Committee also takes into account the compensation paid to executive officers by the Company’s peer companies, the overall market demand for executive officers at the time, the Company’s overall executive compensation philosophy and the Company-wide compensation objectives. Each element of the NEO’s compensation is also evaluated together with the other components of his total compensation package to ensure that the overall package is adequate.

Base Salary

Base salaries are a fixed cash component of NEO compensation and are determined individually each year by the Compensation Committee. In recent years, including fiscal year 2006, the Compensation Committee has opted to make only minimal increases in NEO base salaries. However, in subsequent years the Compensation Committee may opt to make adjustments to NEO base salaries based on NEO performance, changes in the scope of an NEO’s responsibilities, general market conditions or other factors.

The NEO base salaries set by the Compensation Committee for fiscal year 2006 and in prior years have been somewhat lower than those paid to executive officers of companies in our peer group. Because our NEOs’ receive a base salary that is lower than what the market might otherwise dictate, the Compensation Committee grants appropriate levels of equity-based compensation to our NEOs in the form of stock options and stock grants. The Compensation Committee believes that compensation should be skewed towards incentive-based compensation.

Target Bonuses

The Compensation Committee assigns an annual target bonus to each NEO that is a variable cash component of the NEO’s total compensation package. The Compensation Committee assesses the competitiveness of these targets every year in connection with its annual compensation review. As with base compensation, in recent years the Compensation Committee has opted to make only minimal increases in NEO target bonuses. As a result, NEO target bonuses for fiscal year 2006 and in prior years have been somewhat lower than those paid to executive officers of companies in our peer group. The Compensation Committee grants to our NEOs appropriate levels of equity-based compensation also help to bridge the gap between the market and the bonuses paid to our NEOs.

The actual amount of the target bonus that each NEO received depended upon the Company’s achievement of specified short-term performance targets. Target bonuses are, therefore, designed to reward our NEOs for creating value for our stockholders in that the Committee tied NEO bonuses to the Company’s achievement of pre-established revenue, gross profit and EBITDA performance targets for fiscal year 2006. The 2006 performance targets that the Compensation Committee tied to bonuses and tied to performance-based equity compensation (described in more detail below under “Stock Grants and Stock Options”) were rather aggressive targets. The bonus and equity compensation targets tied to the achievement of these ambitious targets were designed to incentivize our NEOs to achieve the aggressive performance targets.

Each performance target is tied to one-third of each NEO’s target bonus. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his target bonus. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his bonus. With respect to the EBITDA performance target, the Company’s actual EBITDA for fiscal year 2006 must be at least 80% of the target EBITDA, or the

NEOs will not earn any incentive compensation under the EBITDA component of their target bonus. If the Company exceeds 100% of a target component, any increases in NEO bonuses are at the discretion of the Compensation Committee. Bonuses are typically paid in March. The actual bonuses that our NEOs received for fiscal year 2006 were 104.9% of the target bonus amounts.

The NEOs have always had the option to elect to receive all or a portion of their annual bonuses in the form of common stock, in lieu of cash. If this election is made, the stock issued is based on fair market value on the date of issuance. Each of our NEOs received the EBITDA portion of his bonus in 2006 in the form of common stock.

Stock Grants and Stock Options

Vesting Stock Options

Vesting stock options are a fixed cash component of NEO compensation that reward our NEOs for creating value for our stockholders in the short-term. The Compensation Committee authorized and approved the vesting stock options for each of the NEOs for fiscal year 2006. The vesting stock options vest in three equal annual installments, beginning on the first anniversary of the date of grant, which was November 15, 2005. The value of the award of vesting stock options that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant. Each stock option expires on the tenth anniversary of the date of grant date. The Compensation Committee did not grant any vesting stock options to our NEOs as part of their fiscal year 2007 compensation. Instead, the Compensation Committee granted our NEOs stock grants, which vest 20% on January 1 of each of 2008, 2009 and 2010 and 40% on January 1, 2011, subject to continued employment on such dates, unless vesting is accelerated under the terms of the 2002 Stock Incentive Plan or by action of the Compensation Committee.

Performance-Based Stock Options

Performance-based stock options are a variable equity component of NEO compensation, which are tied closely to the Company performance and reward our NEOs for creating value for our stockholders. The Compensation Committee authorized and approved the amounts of performance-based stock options granted to each of our NEOs for fiscal year 2006. The Compensation Committee assesses the competitiveness of these grants every year in connection with its annual compensation review. The Compensation Committee did not grant any performance-based stock options to our NEOs as part of their fiscal year 2007 compensation.

Short-Term, Performance-Based Stock Options

The Compensation Committee assigns target short-term, performance-based stock option grants to each NEO as part of the NEO’s total compensation package. The actual amount of the short-term stock options that each NEO receives depended upon the Company’s achievement of specified short-term performance targets. Short-term stock-options are, therefore, designed to reward our NEOs for creating value for our stockholders in the short-term. In 2006, the Compensation Committee tied NEO short-term stock option grants to the Company’s achievement of pre-established revenue, gross profit and EBITDA performance targets for fiscal year 2006. Each performance target is tied to one-third of each NEO’s short-term stock options. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his short-term stock options. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his short-term stock options. With respect to the EBITDA performance target, the Company’s actual EBITDA for fiscal year 2006 must be at least 80% of the target EBITDA, or the NEOs will not earn any incentive compensation under the EBITDA component of their short-term stock options. If the Company exceeds 100% of a target component, any increases in short-term stock options are at the discretion of the Compensation Committee.

The short-term stock options vest in three equal annual installments. The first installment vests on the first to occur of the date on which the Company’s accountants certify the Company’s fiscal year 2006 financial statements and March 10, 2007; the second and third installments vest on November 15, 2007 and November 15, 2008, respectively. The value of the award of short-term stock options that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant. Each stock option expires on the tenth anniversary of the date of grant. The actual amount of short-term stock options that our NEOs received for fiscal year 2006 were 100% of the target amounts for each of Messrs. Moore, Hsu and Moran.

Long-Term, Performance Based Stock Options

The Compensation Committee assigns target long-term, performance-based stock option grants to each NEO as part of the NEO’s total compensation package. The actual amount of the long-term stock options that each NEO will receive depends upon the Company’s achievement of specified long-term performance targets. Long-term stock-options are, therefore, designed to focus NEO attention on the Company’s long-term success and reward our NEOs for creating value for our stockholders in the long-term. In 2006, the Compensation Committee tied NEO long-term stock option grants to the Company’s achievement of pre-established revenue, gross profit and EBITDA performance targets in the three year period consisting of fiscal year 2006 through fiscal year 2008. Each performance target is tied to one-third of each NEO’s long-term stock options. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his long-term stock options. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his long-term stock options. With respect to the EBITDA performance target, the Company’s actual EBITDA for the three year period must be at least 80% of the target EBITDA, or the NEOs will not earn any incentive compensation under the EBITDA component of their long-term stock options. If the Company exceeds 100% of a target component, any increases in long-term stock options are at the discretion of the Compensation Committee.

The long-term stock options vest in a single installment on the first to occur of the date on which the Company’s accountants certify the Company’s fiscal year 2008 financial statements and March 10, 2009. The value of the award of long-term stock options that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant. Each stock option expires on the tenth anniversary of the date of grant.

Performance-Based Stock Grants

Performance-based stock grants are a variable equity component of NEO compensation, which are tied closely to the Company performance and reward our NEOs for creating value for our stockholders. These grants are intended to be “performance-based” under Rule 162(m) of the Code. The Compensation Committee authorized and approved the amounts of performance-based stock grants for each of our NEOs for fiscal year 2006. The Compensation Committee assesses the competitiveness of these grants every year in connection with its annual compensation review.

Short-Term, Performance-Based Stock Grants

The Compensation Committee assigns target short-term, performance-based stock grants to each NEO as part of the NEO’s total compensation package. The actual amount of the short-term stock grants that each NEO received depended upon the Company’s achievement of specified short-term performance targets. Short-term stock-grants are, therefore, designed to reward our NEOs for creating value for our stockholders in the short-term. In 2006, the Compensation Committee tied NEO short-term stock grants to the Company’s achievement of pre-established revenue, gross profit and EBITDA performance targets for fiscal year 2006. Each performance target is tied to one-third of each NEO’s short-term stock grants. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his short-term stock grants. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his short-term stock grants. With respect to the EBITDA performance target, the Company’s actual EBITDA for fiscal year 2006 must be at least 80% of the target EBITDA, or the NEOs will not earn any incentive compensation under the EBITDA component of their short-term stock grants. If the Company exceeds 100% of a target component, any increases in short-term stock grants are at the discretion of the Compensation Committee.

The short-term stock grants for fiscal year 2006 vest in three equal annual installments. The first installment vests on the first to occur of the date on which the Company’s accountants certify the Company’s fiscal year 2006 financial statements and March 10, 2007; the second and third installments vest on November 15, 2007 and November 15, 2008, respectively. The value of the short-term stock grants that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant. The actual amount of short-term stock grants that our NEOs received for fiscal year 2006 was 109% of the target amounts for each of Messrs. Moore, Hsu and Moran.

For fiscal year 2007, the Compensation Committee assigned target short-term, performance-based stock grants to each of our NEOs that are tied to the Company’s achievement of pre-established revenue, gross profit and pro forma operating profit (PFOP) performance targets for fiscal year 2007. Each performance target is tied to one-third of each NEO’s 2007 stock grants. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his short-term stock grants. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his short-term stock grants. With respect to the PFOP target, the Company’s actual PFOP for fiscal year 2007 must be at least 80% of the target PFOP, or the

NEOs will not earn any incentive compensation under the PFOP component of their short-term stock grants. If the Company exceeds 100% of a target component, any increases in short-term stock grants are at the discretion of the Compensation Committee.

The short-term stock grants for fiscal year 2007 vest in three equal annual installments. The first installment vests on the first to occur of the date on which the Company’s accountants certify the Company’s fiscal year 2007 financial statements and March 16, 2008; the second and third installments vest on January 1, 2008 and January 1, 2009, respectively. The value of the short-term stock grants that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant.

Long-Term, Performance Based Stock Grants

The Compensation Committee assigns target long-term, performance-based stock grants to each NEO as part of the NEO’s total compensation package. The actual amount of the long-term stock grants that each NEO will receive depends upon the Company’s achievement of specified long-term performance targets. Long-term stock-grants are, therefore, designed to focus NEO attention on the Company’s long-term success and reward our NEOs for creating value for our stockholders in the long-term. In 2006, the Compensation Committee tied NEO long-term stock grants to the Company’s achievement of pre-established revenue, gross profit and EBITDA performance targets in the three year period consisting of fiscal year 2006 through fiscal year 2008. Each performance target is tied to one-third of each NEO’s long-term stock grants. Therefore, if the Company achieves 100% of a performance target, each NEO will be entitled to one-third of 100% of his long-term stock grants. If the Company falls short of a particular performance target, each NEO will receive a pro rata reduction in the target one-third portion of his long-term stock grants. With respect to the EBITDA performance target, the Company’s actual EBITDA for the three year period must be at least 80% of the target EBITDA, or the NEOs will not earn any incentive compensation under the EBITDA component of their long-term stock grants. If the Company exceeds 100% of a target component, any increases in long-term stock grants are at the discretion of the Compensation Committee.

The long-term stock grants vest in a single installment on the first to occur of the date on which the Company’s accountants certify the Company’s fiscal year 2008 financial statements and March 10, 2009. The value of the award of long-term stock grants that each NEO will realize will be based on the fair market value of the Company’s common stock on the date of grant. The Compensation Committee did not grant any long-term, performance-based stock grants to our NEOs as part of their fiscal year 2007 compensation.

Termination/Change in Control Benefits

Upon termination of employment, most executive officers are entitled to receive severance payments under their employment agreements or offer letters. In determining whether to approve and as part of the process of setting the terms of such severance arrangements, the Compensation Committee recognizes that executives and officers often face challenges securing new employment following termination. The severance packages included in the most current employment agreement for each of our NEOs is the same severance package that the NEO was granted when he first became an NEO of the Company. The Compensation Committee typically does not alter these severance arrangements. As a result, we believe that our NEO severance packages are significantly lower than those typically offered to executive officers of companies of a similar size to us.

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

The material terms of our NEOs’ employment agreements are as follows:

•       the employment agreements continue until terminated by either party;

•       during the employment term and thereafter, we will indemnify the executive to the fullest extent permitted by law, in connection with any claim against such executive as a result of such executive serving as one of our officers or directors or in any capacity at our request in our with regard to any other entity, employee benefit plan or enterprise;

•       any dispute or controversy arising under or in connection with the employment agreement (other than injunctive relief) will be settled exclusively by arbitration; and

•       we may terminate the agreement at any time with cause (as defined in the agreement) and upon 30 days’ notice without cause and, if an executive is terminated without cause (including our giving notice of non-renewal), the executive will receive severance pay and bonus, plus continued medical benefits generally for a period equal to one or two times the severance period.

Each of our executive officers participates in the Company’s standard health, life, disability and other insurance programs. The table set forth below under “Potential Payments Upon Termination of Change in Control” shows estimates of compensation payable to each of our NEOs under specified circumstances.

Tax Treatment of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1.0 million in any taxable year  that is paid to certain executives, unless the compensation qualifies as “performance-based” under federal tax law. In making compensation decisions, the Compensation Committee considers the effect of Section 162(m) together with other factors relevant to the Company’s business needs. The Company’s general policy is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interest of us and our stockholders. However, the Compensation Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not such compensation is fully deductible under Section 162(m). The Company believes that compensation paid under the executive compensation plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation.

Accounting for Stock-Based Compensation

Beginning on January 1, 2007, the Company began accounting for stock based payments including its Stock Options, Vesting Shares, Restricted Stock Program and award in accordance with the requirements of FASB Statement 123(R). The Compensation Committee reviews and considers the accounting impact of the Company’s equity awards.

EXECUTIVE COMPENSATION

The following tables provide information about the annual compensation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and General Counsel (our Named Executive Officers) during fiscal year 2006, the Company’s last completed fiscal year.

SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for our NEOs for the fiscal year ended December 31, 2006.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation
Principal Position	Year	(1)	(2)	(3)	(3)	(4)	($)	Total ($)
David J. Moore	2006	$270,450	$—	$2,019,885	$1,317,701	$437,487	$14,015 (5)	$4,059,538
Chief Executive Officer
Jonathan K. Hsu	2006	$200,000	$—	$1,625,531	$1,054,161	$164,058	$—	$3,043,750
Chief Financial Officer and Chief Operating Officer
Mark E. Moran	2006	$185,658	$—	$1,011,543	$536,342	$109,372	$—	$1,842,915
Exercutive Vice President and General Counsel

(1)             Dollar value of base salary earned (all cash).

(2)             The portion of each bonus based upon performance criteria is included under the column entitled “Non-Equity Incentive Plan Compensation.”

(3)             Aggregate compensation expense recognized by the Company during the fiscal year ended December 31, 2006 under SFAS 123R, excluding any adjustments in value that related to actual or estimated forfeiture rates. The dollar amounts thus may include amounts from awards granted in and prior to 2006.

(4)             Amounts include the portion of the annual bonus that is based upon performance measures. For fiscal year 2006, each NEO opted to take the EBITDA portion (as described in more detail above “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Target Bonuses”) of his actual bonus in shares of stock in lieu of cash.

(5)             Amounts shown reflect $10,933.40 attributable to a club membership, charitable contributions and miscellaneous travel expenses.

GRANTS OF PLAN-BASED AWARDS

The following table discloses certain information regarding the grants of plan-based awards to our NEOs during the fiscal year ended December 31, 2006.

		Estimated Future		Estimated Future		All Other
		Payouts Under		Payouts Under		Stock Awards:	Grant Date
		Non-Equity Incentive		Equity Incentive		Number of	Fair Value
		Plan Awards(1)		Plan Awards(4)		Shares of	of Stock
	Grant	Target	Maximum	Target	Maximum	Stock or	Awards ($)
Name	Date	($)(2)	($)(3)	(#)(5)	(#)(6)	Units (#)(7)	(8)
David J. Moore	—	$400,000	$480,000	—	—	—	$—
	11/10/2006	$—	$—	120,000	120,000	40,000	$1,307,200
Jonathan K. Hsu	—	$150,000	$180,000	—	—	—	$—
	11/10/2006	$—	$—	105,000	105,000	35,000	$1,143,800
Mark E. Moran	—	$100,000	$120,000	—	—	—	$—
	11/10/2006	$—	$—	60,000	60,000	20,000	$653,600

(1)             As discussed above under “Compensation Discussion and Analysis—Elements of Named Executive Officer Compensation—Target Bonuses,” the Compensation Committee granted each NEO a target bonus that is tied to the Company’s achievement of specified performance targets. Awards were earned in 2006 and paid in March 2007. Actual dollar amounts are disclosed and reported in the Summary Compensation Table as Non-Equity Incentive Plan Compensation.

(2)             Amounts reported reflect the target annual bonuses for fiscal year 2006. There are no minimums or threshold amounts.

(3)             The maximum bonus that could be paid for fiscal year 2006 was 120% of the target bonus.

(4)             Amounts reflect restricted stock awards granted during fiscal year 2006 and related to fiscal year 2007 compensation, and which are recorded at fair value at the date of grant. The actual grants vest as follows:  25% on the earlier of March 16, 2008 and the date on which the Company’s accountants certify the audited financial results for fiscal year 2007; 25% on January 1, 2009; and 50% on January 1, 2010.

(5)             Amounts reported reflect the target performance-based stock grants related to fiscal year 2007 NEO compensation. There are no minimums or threshold amounts.

(6)             The maximum amount that can be granted is 100% of the target amount.

(7)             Amounts reported reflect vesting stock grants related to fiscal year 2007 NEO compensation. The stock grants vest as follows:  20% on January 1 of each of 2008, 2009 and 2010; 40% on January 1, 2011.

(8)             The dollar value stated for the restricted stock reflects the number of shares multiplied by the fair market value in accordance with SFAS 123R. The assumptions used in the calculation of these amounts are set forth in Note 11 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

A summary description of stock options and stock grants is set forth in the Section entitled “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding stock options and stock awards as of December 31, 2006 for each of our Named Executive Officers.

	Option Awards						Stock Awards
				Equity									Equity Incentive
				Incentive									Plan Awards:
				Plan Awards:						Market	Equity Incentive		Market or
	Number of	Number of		Number of				Number of		Value	Plan Awards:		Payout Value
	Securities	Securities		Securities				Shares or		of Shares	Number of		Number of
	Underlying	Underlying		Underlying				Units of		or Units of	Unearned Shares,		Unearned Shares,
	Unexercised	Unexercised		Unexercised	Option	Option		Stock That		Stock That	Units or Other		Units or Other
	Options(#)	Options(#)		Unearned	Exercise	Expiration		Have Not		Have Not	Rights That Have		Rights That Have
Name	Exercised	Unexercisable		Options(#)	Price($)	Date	Grant Date	Vested(#)		Vested($)(1)	Not Vested(#)		Not Vested($)(1)
David J. Moore	25,001	—		—	$140.00	01/01/09
	19,497	—		—	$2.65	01/01/11
	19,500	—		—	$6.25	01/01/11
	19,500	—		—	$10.00	01/01/11
	99,991	—		—	$1.15	01/02/12
	16,500	—		—	$1.15	06/14/14
	208,750	—		—	$1.00	10/16/12
	97,500	—		—	$1.15	01/14/13
	3,656	—		—	$1.10	03/20/13
	117,684	—		—	$6.70	01/02/14
	353,499	125,000	(2)	—	$4.33	01/03/15
	83,333 (3)	166,667	(3)	—	$6.40	11/15/15
	—	250,000	(4)		$6.40	11/15/15
	—	—		50,000 (5)	$6.40	11/15/15
							1/15/2005	100,000	(6)	$905,000	—		$—
							11/15/2005	96,500	(4)	$873,325	$75,000	(5)	$678,750
							11/10/2006			$—	$40,000	(7)	$362,000
							11/10/2006			$—	$120,000	(8)	$1,086,000
Jonathan K. Hsu	80,001	—		—	$6.70	01/02/14
	100,000	100,000	(2)	—	$4.33	01/03/15
	66,666 (3)	133,334	(3)	—	$6.40	11/15/15
	—	200,000	(4)	—	$6.40	11/15/15
	—	—		40,000 (5)	$6.40	11/15/15
							1/15/2005	80,000	(6)	$724,000	—		$—
							11/15/2005	77,500	(4)	$701,375	60,000	(5)	$543,000
							11/10/2006	—		$—	35,000	(7)	$316,750
							11/10/2006	—		$—	105,000	(8)	$950,250
Mark E. Moran	6,250	—		—	$20.00	03/25/08
	15,001	—		—	$140.00	01/01/09
	6,000	—		—	$2.65	01/01/11
	6,000	—		—	$6.25	01/01/11
	6,000	—		—	$10.00	01/01/11
	40,000	—		—	$1.15	01/02/12
	16,500	—		—	$1.15	06/14/14
	5,000	—		—	$1.35	09/01/12
	48,282	—		—	$1.00	10/16/12
	51,390	—		—	$1.15	01/14/13
	80,001	—		—	$6.70	01/02/14
	150,000	50,000	(2)	—	$4.33	01/03/15
	33,333 (3)	66,667	(3)	—	$6.40	11/15/15
	—	100,000	(4)	—	$6.40	11/15/15
	—	—		25,000 (5)	$6.40	11/15/15					—
							1/15/2005	50,000	(6)	$452,500			$—
							11/15/2005	48,500	(4)	$438,925	37,500	(5)	$339,375
							11/10/2006	—		$—	20,000	(7)	$181,000
							11/10/2006	—		$—	60,000	(8)	$543,000

(1)                 Calculated as the number of shares multiplied by the closing price of the Company’s common stock on December 29, 2006, the last trading day of fiscal year 2006.

(2)                 These awards vest on January 1, 2008.

(3)                 These awards vest in three equal installments beginning on the first anniversary of the date of grant. The first installment vested on November 15, 2006; the remaining installments vest on November 15, 2007 and November 15, 2008, respectively.

(4)                 Assuming the relevant performance targets are met, these awards vest in three equal installments; the first installment vests on the first to occur of March 10, 2007 and the date on which the Company’s accountants certify the Company’s fiscal year 2006 financial statements; the remaining installments vest on November 15, 2007 and November 15, 2008, respectively

(5)                 Assuming the relevant performance targets are met, these awards vest in a single installment on the first to occur of March 10, 2009 and the date on which the Company’s accountants certify the Company’s fiscal year 2008 financial statements.

(6)                 These awards vest 50% on January 1, 2007 and 50% on January 1, 2008.

(7)                 These awards vest 20% on January 1 of each of 2008, 2009 and 2010; 40% on January 1, 2011.

(8)                 Assuming the relevant performance targets are met, these awards vest in three equal annual installments; the first installment vests on the first to occur of March 15, 2008 and the date on which the Company’s accountants certify the Company’s fiscal year 2007 financial statements; the remaining installments best on January 1, 2008 and January 1, 2009, respectively.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding stock-based awards that vested during 2006 and stock options exercises during 2006 for each of our Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($) (1)	Vesting (#)	Vesting ($) (2)
David J. Moore	106,808	$800,771	129,175	$1,312,000
Jonathan K. Hsu	344,412	$2,071,429	102,400	$1,049,600
Mark E. Moran	53,759	$443,414	65,000	$656,000

(1)          The value realized on the exercise of stock options is the difference between the market price at which the shares acquired on exercise were sold and the exercise price of the options.

(2)          The value realized on the vesting of stock awards is the market price at closing of the Company’s common stock on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The table below shows estimates of the compensation payable to each of our Named Executive Officers upon termination of such NEO’s employment with the Company under specified circumstances, calculated as if the NEO was terminated effective December 31, 2006. The actual amount that each NEO will receive depends on the specific circumstances surrounding his termination of employment. There can be no assurance that a termination or change in control would produce the same or similar results as those described below if such event occurs on any date other than December 31, 2006 or at any other stock price, or if any assumption is not, in fact, correct. Vested stock options are also excluded from this table. For these amounts, see the Outstanding Equity Awards at Fiscal Year-End table above.

Name	Benefit	Termination Without Cause Prior to Change in Control	Termination Without Cause Following Change in Control	Death or Disability
David J. Moore	Salary	$270,450	$270,450	$540,900
	Incentive	200,000	200,000	—
	Accrued paid time off	14,563	14,563	14,563
	Benefits continuation	10,541	10,541	—
	Acceleration of equity awards	—	2,911,501	—
	Total value	$495,554	$3,407,055	$555,463
Jonathan K. Hsu	Salary	$150,000	$150,000	$150,000
	Incentive	150,000	150,000	—
	Accrued paid time off	13,846	13,846	13,846
	Benefits continuation	—	—	—
	Acceleration of equity awards	—	2,118,872	—
	Total value	$313,846	$2,432,718	$163,846
Mark E. Moran	Salary	$69,622	$69,622	$139,244
	Incentive	37,500	37,500	—
	Accrued paid time off	5,713	5,713	5,713
	Benefits continuation	3,953	3,953	—
	Acceleration of equity awards	—	1,179,808	—
	Total value	$116,788	$1,296,596	$144,957

DIRECTOR COMPENSATION

As described more fully below, the following chart summarizes the annual compensation for each of our non-employee directors during 2006. David J. Moore, our CEO, does not receive any compensation for his role as Chairman of the Board of Directors.

	Option
Name	Awards ($) (1)	Total ($)
Robert J. Perkins	$72,594	$72,594
Arnie Semsky	$60,341	$60,341
Tony Schmitz	$50,458	$50,458
Brian Silva	$57,308	$57,308
Val Zammit	$66,468	$66,468

(1)          Amounts represent the aggregate compensation expense recognized by the Company during the fiscal year ended December 31, 2006 under SFAS 123R, excluding any adjustments in value that related to actual or estimated forfeiture rates. The dollar amounts thus may include amounts from awards granted in and prior to 2006.

Summary of Director Compensation

All non-employee members of the Board of Directors are reimbursed for their expenses for each Board meeting they attend and are eligible to receive stock options pursuant to the 2002 Stock Incentive Plan. Effective January 2005, members of the Board of Directors are awarded 20,000 options, an additional 5,000 options for each Committee membership and an additional 2,500 options for each Committee chairmanship, on the date of each Annual Meeting of Stockholders, to purchase shares of common stock at the fair market value on the date of grant, prorated for directors who have served for less than one year since their initial grant. These grants vest in three equal annual installments. With regard to the compensation for Mr. Schmitz, a former employee of the Company, we continued to vest and make available to Mr. Schmitz his existing stock options granted during his employment with the Company, which were fully vested at the end of 2006. Mr. Schmitz received the stock options granted to the Board of Directors at the 2006 Annual Meeting of Stockholders. Through the 2004 Annual Meeting of Stockholders, each director was paid an annual cash fee of $6,000 for attending the meetings of the Board of Directors and was given a non-qualified option to purchase 3,333 shares of common stock at the fair market rate on the date of the grant. In addition, on January 1, 2005 each director was given a one-time grant of 15,000 options to purchase shares of common stock at the fair market rate on the date of the grant. Directors were also given an additional one-time grant of 5,000 options for each Committee membership and an additional one-time grant of 2,500 options for each Committee chairmanship, to purchase shares of common stock at the fair market rate on the date of the grant. These one-time grants vested immediately.

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

Available Shares And Other Units.

As of December 31, 2006, a maximum of 802,423 and 9,620,453 shares of common stock may be issued pursuant to the 1998 Stock Incentive Plan and the 2002 Stock Incentive Plan, respectively. The maximum number of incentives that may be granted to any individual for each fiscal year during the term of the incentive plans is 750,000. In general, upon the cancellation or expiration of an award, the unissued shares of common stock subject to such awards will again be available for awards under the incentive plans. The number of shares of common stock available for the grant of awards and the exercise price of an award may be adjusted to reflect any change in our capital structure or business by reason of certain corporate transactions or events. The 2002 Plan has an automatic increase of 600,000 shares available for issuance thereunder on the first trading day of each calendar year.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2007 by: (i) each person who we know to own beneficially more than 5% of the common stock; (ii) each of our directors and Named Executive Officers; and (iii) our current directors and NEOs as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage Ownership(1)
David J. Moore	1,878,110	(2)	3.60%
Robert J. Perkins	37,640	(3)	*
Tony Schmitz	80,829	(4)	*
Arnie Semsky	24,113	(5)	*
Brian Silva	15,352	(6)	*
Valentine J. Zammit	117,988	(7)	*
Jonathan K. Hsu	454,211	(8)	*
Mark E. Moran	690,644	(9)	1.34%
All current directors and officers as a group (9 persons)	3,298,887	(10)	6.21%
Beneficial Holders of 5% or more
T. Rowe Price Associates, Inc.	5,236,120	(11)	11.88%
100 E. Pratt Street
Baltimore, MD 21202
Wellington Management Company, LLP	4,979,100	(12)	9.76%
75 State Street
Boston, MA 02109
Driehaus Capital Management LLC and Richard H. Driehaus	4,179,207	(13)	8.19%
Driehaus Capital Management LLC
25 East Erie Street
Chicago, IL 60611
Richard H. Driehaus
1336 Beltjen Road, The Tunick Building
St. Thomas, USVI 00802
Pequot Capital Management, LLC	3,206,700	(14)	6.29%
500 Nyala Farm Road
Westport, CT 06880
Mellon Financial Corporation	3,120,177	(14)	6.12%
c/o Mellon Financial Corporation
One Mellon Center
Pittsburgh, Pennsylvania 15258
PubliGroupe USA Holdings	2,487,100	(15)	4.92%
1100 Santa Monica Blvd, Suite 550
Los Angeles, CA, 90025

                 * Represents less than 1% of the outstanding common stock.

       (1) Percentage is based on total outstanding shares of common stock of 50,998,632 as of March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of common stock subject to options or warrants that are exercisable within 60 days of March 31, 2007 and beneficially owned by the person holding such options and warrants are treated as outstanding for the purpose of computing the percentage ownership for such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The address for each of the persons listed above, unless otherwise specified below, is c/o 24/7 Real Media, Inc., 132 W. 31 st Street, New York, NY 10001.

       (2) Includes (i) 42,293 shares of common stock held by a family trust and other trusts held for the benefit of Mr. Moore’s family members, beneficial ownership of which is disclaimed by Mr. Moore; Mr. Moore’s wife is the co-trustee of each such trust; (ii) 20,697 shares of common stock issuable upon exercise of warrants; and (iii) vested options to purchase 1,122,744 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 508,334 shares of common stock not exercisable within 60 days of March 31, 2007. The number of shares of common stock issuable upon exercise of such warrants is subject to anti-dilution adjustments.

       (3) Includes vested options to purchase 37,640 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 59,862 shares of common stock not exercisable within 60 days of March 31, 2007.

       (4) Includes (i) 828 shares of common stock issuable upon exercise of warrants; and (ii) vested options to purchase 80,001 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 20,000 shares of common stock not exercisable within 60 days of March 31, 2007. The number of shares of common stock issuable upon exercise of such warrants is subject to anti-dilution adjustments.

       (5) Includes vested options to purchase 24,113 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 52,779 shares of common stock not exercisable within 60 days of March 31, 2007.

       (6) Includes vested options to purchase 14,166 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 42,084 shares of common stock not exercisable within 60 days of March 31, 2007.

       (7) Includes (i) 8,279 shares of common stock issuable upon exercise of warrants; and (ii) vested options to purchase 40,486 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 52,571 shares of common stock not exercisable within 60 days of March 31, 2007. The number of shares of common stock issuable upon exercise of such warrants is subject to anti-dilution adjustments.

       (8) Includes vested options to purchase 238,333 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 406,668 shares of common stock not exercisable within 60 days of March 31, 2007.

       (9) Includes vested options to purchase 497,090 shares of common stock exercisable within 60 days of March 31, 2007. Excludes unvested options to purchase 208,334 shares of common stock not exercisable within 60 days of March 31, 2007.

(10) Includes or excludes, as the case may be, shares as described in the above footnotes.

(11) The ownership information and the stockholder’s address are based on information contained in the stockholder’s statement on Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2007, in which the stockholder reports that it has sole dispositive power with respect to 6,060,120 shares of common stock and sole voting power with respect to 1,248,500 shares of common stock. These securities are owned by various individual and institutional investors, for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(12) The ownership information and the stockholder’s address are based on information contained in the stockholder’s statement on Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2007, in which the stockholder reports that it does not hold sole dispositive power or sole voting power with respect to any common stock.

(13) The ownership information and the stockholders’ addresses are based on information contained in the stockholders’ statement on Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2006, in which the parties report that, collectively, they have shared dispositive power with respect to 3,706,984 shares of common stock and shared voting power with respect to 1,963,116 shares of common stock; and that Richard H. Driehaus has sole voting and dispositive power with respect to an additional 472,223 shares of our common stock, or approximately 1%.

(14) The ownership information and the stockholder’s address are based on information contained in the stockholder’s statement on Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2007, in which the stockholder reports that it has sole dispositive power with respect to 3,206,700 shares of common stock and sole voting power with respect to 3,154,800 shares of common stock.

(15) The ownership information and the stockholder’s address are based on information contained in the stockholder’s statement on Schedule 13G, filed with the Securities and Exchange Commission on February 14, 2007, in which the stockholder reports that it has sole dispositive power with respect to 2,225,587 shares of common stock and sole voting power with respect to 1,667,393 shares of common stock.

(16) The ownership information and the stockholder’s address are based on information contained in the stockholder’s statement on Schedule 13G, filed with the Securities and Exchange Commission on June 2, 2003, in which the stockholder reports that it has shared dispositive power with respect to 2,509,104 shares of common stock and shared voting power with respect to 2,509,104 shares of common stock, taking into account the one-for-five reverse split of our common stock completed on February 27, 2004. Pursuant to a Lock-Up and Standstill Agreement dated October 31, 2001, PubliGroupe USA Holding has agreed: (i) through October 2004, without the consent of the Company, not to acquire additional shares of our common stock or take any corporate action inconsistent with the recommendations of the Board of Directors of the Company; and (ii) through October 2006, to vote its shares at any stockholder meeting in the manner recommended by our Board of Directors, as reflected in our proxy statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2006 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding potions, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity Compensation Plans approved by security holders	7,126,712	$6.36	3,539,263
Equity Compensation Plans not approved by security holders		—
Total	7,126,712	$6.36	3,539,263

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Tony Schmitz, a member of our Board of Directors, was an employee of the Company through October 2004. Mr. Schmitz served as a consultant for us from November 2004 through December 2004 for a fee of $10,000 per month. The Company continued to vest and make available to Mr. Schmitz his existing stock options granted while he was an employee, which were fully vested at the end of 2006. Mr. Schmitz received the stock options granted to the Board of Directors at the 2006 Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to us by Goldstein Golub Kessler LLP, our principal accountant, for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees(1)	$705,000	$764,800
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	28,842	2,800
	$733,842	$767,60

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

(2)          Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no audited-related fees for fiscal year 2006 or 2005.

(3)          Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns. There were no tax fees for fiscal year 2006 or 2005.

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

The audit reports issued by Goldstein Golub Kessler LLP, dated March 13, 2007, on the consolidated financial statements of the Registrant as of December 31, 2006 and December 31, 2005 and for the three years in the period ended December 31, 2006, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

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
Date: April 30, 2007