Form 10-Q
period 2007-03-31
24/7 REAL MEDIA INC
filed 2007-05-10
CIK 1062195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT March 31, 2007
Common Stock, par value $.01 per share	50,998,632 Shares

24/7 Real Media, Inc.

March 31, 2007

FORM 10-Q

Open AdStream®, Insight XE®, Insight ACT®, Open Advertiser®, 24/7 Search® and Decide DNA® are registered trademarks, and 24/7 Real Media is a pending trademark of 24/7 Real Media, Inc. All other brand names or trademarks appearing herein are the property of their respective holders.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24/7 REAL MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$62,613	$59,390
Accounts receivable, less allowances of $2,630 and $2,755, respectively	53,988	55,490
Prepaid expenses and other current assets	1,927	2,687

Total current assets	118,528	117,567

Property and equipment, net	8,643	8,072
Goodwill	39,573	39,573
Intangible assets, net	7,092	7,609
Investment in unconsolidated subsidiaries	4,988	—
Other assets	3,674	3,837

Total assets	$182,498	$176,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,671	$31,981
Accrued liabilities	24,336	19,961
Deferred revenue	3,446	3,609
Subordinated convertible debentures	7,500	7,500

Total current liabilities	64,953	63,051

Subordinated convertible debentures	7,500	7,500
Other long-term liabilities	626	776

Total liabilities	73,079	71,327

Commitments and contingencies
Minority interests in consolidated subsidiaries	1,757	1,673

Stockholders’ equity:
Preferred stock; $.01 par value; 10,000,000 shares authorized; no shares issued and none outstanding	—	—
Common stock; $.01 par value; 350,000,000 shares authorized; 50,998,632 and 49,778,970 shares issued and outstanding, respectively	510	498
Additional paid-in capital	1,215,499	1,210,046
Accumulated other comprehensive income	2,109	2,090
Accumulated deficit	(1,110,456)	(1,108,976)
Total stockholders’ equity	107,662	103,658

Total liabilities and stockholders’ equity	$182,498	$176,658

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, expect share and per share data)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Media	$20,620	$18,230
Search	28,701	17,833
Technology	8,342	6,878
Total revenues	57,663	42,941

Cost of revenues:
Media	14,674	12,576
Search	22,599	13,092
Technology(a)	1,780	1,599
Total cost of revenues	39,053	27,267

Gross profit	18,610	15,674

Operating expenses:
Sales and marketing (a)	8,316	7,985
General and administrative (a)	7,075	11,298
Product development (a)	2,636	2,758
Amortization of intangible assets and deferred financing costs	742	890

Total operating expenses	18,769	22,931

Loss from operations	(159)	(7,257)

Interest income, net	584	65
Change in fair value of warrant liability	—	(252)
Other income (expense), net	(13)	110

Income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary	412	(7,334)

Provision for income taxes	(398)	(230)
Minority interest in operations of consolidated subsidiary	(70)	48

Net loss	$(56)	$(7,516)

Basic and diluted net loss per share	$—	$(0.16)

Weighted average shares outstanding used in basic and diluted net loss per share	50,645,526	46,848,231

(a)             Stock-based compensation included in the following expense categories:

Cost of revenues	$124	$179
Sales and marketing	719	1,545
General and administrative	1,732	6,338
Product development	220	977
	$2,795	$9,039

See accompanying notes to unaudited interim condensed consolidated financial statements.

24/7 REAL MEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(56)	$(7,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,107	832
Provision for doubtful accounts and sales reserves	86	459
Amortization of intangible assets and deferred financing costs	742	890
Amortization of debt discount	—	152
Non-cash compensation	2,795	9,039
Accrued interest on notes payable	74	74
Change in fair value of warrant liability	—	252
Minority interest in operations of consolidated subsidiary	70	(48)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	1,416	(3,693)
Prepaid expenses and other current assets	760	(1,120)
Other assets	(257)	57
Accounts payable and accrued liabilities	1,548	699
Deferred revenue	(163)	277

Net cash provided by operating activities	8,122	354

Cash flows from investing activities:
Capital expenditures, including capitalized software	(2,431)	(795)
Investment in unconsolidated subsidiary	(4,988)	—

Net cash used in investing activities	(7,419)	(795)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,550	2,856
Proceeds from note receivable	195	200
Payment of capital lease obligations	(261)	(3)
Cash paid for acquisitions	—	(1,250)

Net cash provided by financing activities	2,484	1,803

Net change in cash and cash equivalents	3,187	1,362
Effect of foreign currency on cash	36	191
Cash and cash equivalents at beginning of year	59,390	40,009

Cash and cash equivalents at end of period	$62,613	$41,562

See accompanying notes to unaudited interim condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

24/7 Real Media, Inc., together with its subsidiaries, (the “Company”) provides online advertising and search engine marketing (“SEM”) strategies to meet the needs of a broad range of Web publishers and advertisers since 1995.  As of March 31, 2007, the Company principally operated in North America, Europe, Asia and Australia and provided the following products and services:

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

The accompanying interim consolidated financial statements are unaudited, except for the condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements. In the Company’s opinion, the consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of the operations and cash flows of the Company for the interim periods presented. The financial statements, financial data and other information disclosed in the notes to the consolidated results are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

(d) Investments

Investments in Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. In determining realized gains and losses, the cost of securities sold is based upon specific identification.

In accordance with SFAS No. 115 and Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Non-Current Marketable Equity Securities, the Company assesses, on an ongoing basis, the need to record impairment losses on investments and records such losses when the impairment is determined to be other-than-temporary.

Investments in Non-Marketable Equity Securities

Investments in non-marketable equity securities of entities in which the Company owns less than 20% and does not have the ability to exercise significant influence are accounted for using the cost method. The investments are at historical costs and are included as Investments in unconsolidated subsidiaries on the consolidated balance sheets.

Investments in non-marketable equity securities of entities in which the Company has the ability to exercise significant influence, but does not own a majority equity interest or otherwise control the entity are accounted for under the equity method and are included as Investments in unconsolidated subsidiaries on the consolidated balance sheets. The Company records its share of the results of these entities within equity earnings from unconsolidated subsidiaries on the consolidated statements of operations.

The investments are subject to periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as other income (expense), net on the consolidated statements of operations.

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

(g) Significant Customers and Suppliers

No single customer accounted for greater than 10% of net revenues for the three month periods ended March 31, 2007 or 2006.

Substantially all Media revenue is generated from advertising inventory provided by partner Web sites. Two of the Company’s partner Web sites collectively represented approximately 31.8% and 30.4% of the Company’s Media revenue for the three month periods ended March 31, 2007 and 2006, respectively. Search revenue is generated from relationships with search engines, and substantially all Search revenue is derived from two such relationships. These arrangements are often short-term or subject to termination upon short notice.

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

Diluted EPS is equal to basic EPS for the three month periods ended March 31, 2007 and 2006 since all potentially dilutive securities are anti-dilutive. The computation of net loss per share for the three month periods ended March 31, 2007 and 2006 excludes outstanding options to purchase 6.6 million and 8.8 million shares of common stock, respectively; 3.2 million and 2.2 million shares of unvested restricted stock, respectively; 0.5 million common stock warrants and 1.7 million shares of common stock related to the subordinated convertible debentures, on an “as if” converted basis, as the effect of the inclusion is anti-dilutive during such periods.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

The $39.6 million in goodwill at March 31, 2007 and December 31, 2006 related $25.0 million to Decide, $12.0 million to 24/7 Real Media Korea, $1.1 million to 24/7 Real Media (Canada) (formerly ClickThrough), $1.1 million to Real Media and $0.4 million to 24/7 Search (formerly Website Results).

(b) Intangible Assets, Net

The $7.1 million in intangible assets, net at March 31, 2007 related $4.7 million to Decide and $2.4 million to 24/7 Real Media Korea. The $7.6 million in intangible assets, net at December 31, 2006 related $5.0 million to Decide and $2.6 million to 24/7 Real Media Korea.

NOTE 4 — JOINT VENTURE PARTNERSHIPS

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

Denstu 24/7 Search Holdings, B.V.

On November 1, 2006, the Company and Dentsu expanded their search engine marketing partnership. Through the new holding company, Dentsu 24/7 Search Holdings, B.V., the Company and Dentsu will establish new operations within other strategically important advertising markets throughout Asia and the Pacific Rim, including China, India, Korea, Thailand and Taiwan. Under the terms of the agreement, the Company and Dentsu each provided initial capital of $5.0 million, which will be used to fund operations in the identified expansion countries. The Company shares controlling interest with Dentsu and accordingly the investment is accounted for under the equity method. Under the equity method, the investment in the subsidiary is reflected in the financial statements at cost. The Company will record its share of the earnings of the subsidiary as equity earnings from unconsolidated subsidiary on the statements of operations.

NOTE 5 — ACCOUNTING AND REPORTING OF UNCERTAIN INCOME TAX POSITIONS

Effective January 1, 2007, the Company adopted FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As a result of the implementation of FIN No. 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review the Company recorded an estimated value of its uncertain tax positions by recognizing additional liabilities, inclusive of penalties and interest, totaling $1.4 million through a charge to accumulated deficit.  The amount of unrecognized tax positions is included in accrued liabilities on the consolidated balance sheet and increased to $1.5 million as of March 31, 2007.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense.   The total amount of accrued income tax-related interest and penalties was $0.3 million.  The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The income tax returns are subject to examinations by tax authorities. A number of years may elapse before our tax positions are audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to its provision for income taxes in the period of resolution.

NOTE 6 — 2% SUBORDINATED CONVERTIBLE DEBENTURES

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

If the Company elects to pay all or a portion of the principal amount due under the Debentures at maturity in shares of its common stock, rather than in cash, the maturity date conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed) for the fifteen consecutive trading days immediately preceding the maturity date. If the Company elects to make interest payments due under the Debentures in shares of its common stock, the interest conversion price will be equal to 90% of the average of the daily volume-weighted average prices of the Company’s common stock on the NASDAQ Global Market (or such other market on which the common stock are then listed) for the five consecutive trading days immediately preceding the interest payment date. Interest expense on the Debentures amounted to approximately $0.1 million for each of the three month periods ended March 31, 2007 and 2006.

If specific conditions set forth in the Debentures are satisfied, the Company may require the holder to convert the Debentures into shares of the Company’s common stock at the conversion rate then in effect, or the Company may prepay the Debentures prior to the maturity date, for an amount in cash equal to 150% of the amount prepaid. In addition, based on conditions met, the holder has the right, in its sole discretion, to require the Company to immediately redeem up to $7.5 million principal amount of the Debentures in cash. The redemption right constitutes an embedded derivative. The value of this embedded derivative at March 31, 2007 is immaterial to the financial position of the Company. The Company reviews the value of the derivative on a quarterly basis, in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The holder of the Debentures also acquired a five-year warrant (the “Warrants”) to purchase 0.4 million shares of the Company’s common stock at $9.5685 per share, which the Company valued at $1.8 million using a Black-Scholes pricing model with the following factors: risk free interest rate of 1.48%, volatility of 143%, dividend yield of 0% and a life of 2.5 years. The aggregate fair market value of the Warrants was reflected as a reduction of the face amount of the Debentures on the consolidated balance sheet and was amortized over the initial term of the Debentures, using the effective interest method. Accordingly, the carrying value of the Debentures was increased over three years beginning October 2003. Pursuant to EITF Issue No. 00-19, since the effective registration of the securities underlying the warrants was an event outside the control of the Company, the Company recorded the fair value of the warrants as long-term liabilities. In connection with the amendment to the registration rights agreement entered into during 2004, the Company reclassified the fair value of the warrants, approximately $1.0 million, on the amendment date to additional paid in capital. Interest expense attributable to the amortization of the warrants amounted to approximately $0.2 million for the three month period ended March 31, 2006.  The warrants were fully amortized at September 30, 2006.

In connection with the issuance of the Debentures and Warrants, the Company incurred placement agent fees, legal fees and other expenses of approximately $1.2 million and issued warrants to the placement agent. The warrants to purchase 86,000 shares of common stock at an exercise price of $10.068 are in the same form and on the same terms and conditions as the Warrants issued to the investor. The Company included the value of the warrants, approximately $0.4 million, using the factors above, and the cash placement fees of $1.2 million in other assets on the consolidated balance sheet. Collectively, the debt issuance costs of $1.6 million were amortized over three years, the initial term of the Debentures. Approximately $0.1 million of deferred costs are included in amortization expense for the three month period ended March 31, 2006. Deferred costs were fully amortized at September 30, 2006.

NOTE 7 — EQUITY

Additional Paid-in Capital

During the three month period ended March 31, 2007, the Company’s additional paid-in capital increased by $5.5 million primarily due to $2.6 million in employee stock-based compensation, $2.5 million from exercise of stock options and $0.4 million for stock issued for services and settlement of accrued expenses.

NOTE 8 — STOCK PLANS AND STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the SFAS No. 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Stock-based compensation is included in each expense category that includes salary expense. The Company recorded a full valuation allowance on the deferred tax asset related to stock-based compensation and therefore, no tax benefit is recognized.

Prior to the adoption of SFAS No. 123R, the Company accounted for awards using the intrinsic value method under APB Opinion No. 25 and FIN 44, and accordingly, only recognized stock-based compensation related to restricted stock awards and accounted for forfeitures as they occurred. The Company also complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

(a) Stock Options

Compensation expense related to stock option awards totaled $0.6 million and $1.6 million for the three month periods ended March 31, 2007 and 2006, respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the initial forecast. For the three month period ended March 31, 2007, the Company reversed approximately $0.2 million related to forfeitures.

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

Compensation expense related to restricted stock awards totaled $2.0 million and $7.3 million for the three month periods ended March 31, 2007 and 2006, respectively. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial forecast. For the three month period ended March 31. 2007, the Company reversed approximately $0.4 million related to forfeitures.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

Approximately $0.8 million of the cash paid for capital expenditures during the three month period ended March 31, 2007 related to assets capitalized as of December 31, 2006.

For each of the three month periods ended March 31, 2007 and 2006, the amount of cash paid for interest was $0.2 million.

Warrants to purchase 62,091 shares of the Company’s common stock at an average price of $1.21 per share were exercised in the first quarter of 2006 in exchange for 53,884 shares of the Company’s common stock in cashless exercises of warrants.

NOTE 10 — SEGMENTS

The Company’s business is comprised of three reportable segments: Media, Search and Technology. As a result of the acquisition of Decide, the Company has been reporting Search as a separate segment from Media. Management of the Company relies on an internal management reporting process that provides revenue and segment operating income (loss) before depreciation, amortization, stock-based compensation, restructuring charges and impairment expense (“segment operating income (loss)”) for making financial decisions and allocating resources among segments. Segment operating income (loss) is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with GAAP. The Company has adjusted prior period segment disclosure to conform to the current presentation. The summarized segment information at and for the three month periods ended March 31, 2007 and 2006, is as follows:

	Three Month Period Ended March 31, 2007
	Media	Search	Technology	Total
	(in thousands)
Revenues	$20,620	$28,701	$8,342	$57,663
Segment operating income	875	679	2,931	4,485
Depreciation	190	140	777	1,107
Amortization of intangible assets and deferred financing costs	336	380	26	742
Income (loss) from operations	(380)	(790)	1,011	(159)

	Three Month Period Ended March 31, 2006
	Media	Search	Technology	Total
	(in thousands)
Revenues	$18,230	$17,833	$6,878	$42,941
Segment operating income	1,068	460	1,976	3,504
Depreciation	318	375	139	832
Amortization of intangible assets and deferred financing costs	495	395	890
Loss from operations	(2,415)	(3,363)	(1,479)	(7,257)

Total assets: (1)
March 31, 2007	$50,290	$66,485	$12,170	$128,945
December 31, 2006	53,622	62,768	11,740	128,130

(1)             Not inclusive of corporate segment assets of $53,553 and $48,528, respectively.

	United	United	South	Other —
	States	Kingdom	Korea	International	Total
	(in thousands)
Revenues for the three month period ended March 31, 2007	$20,892	$10,198	$9,299	$17,274	$57,663
Long-lived assets as of March 31, 2007	16,191	623	15,021	32,135	63,970
Revenues for the three month period ended March 31, 2006	$18,004	$8,294	$6,065	$10,578	$42,941
Long-lived assets as of December 31, 2006	11,253	675	15,150	32,013	59,091

NOTE 11 — COMMITMENTS AND CONTINGENCIES

(a) Commitments

Lycos, Inc. Services Agreements

The Company pre-paid a total of $2.0 million of royalties to Lycos during 2004 and 2005 and retained 25% of quarterly royalties due to Lycos until the date on which the full amount of pre-paid royalties has been recouped or otherwise paid in cash by Lycos.  As of December 31, 2006, the Company had a net amount of $0.5 million in prepaid royalties, all of which was recouped during the first quarter of 2007.

In addition to the royalties, the Company paid Lycos a $4.5 million transition fee, which the Company recorded as an other asset and is amortizing the fee over the five year term of the agreement with Lycos. Amortization related to the transition fee was $0.2 million for each of the three month periods ended March 31, 2007 and 2006. In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of this asset.

Acquisition Earn-Out Liability

At December 31, 2005, the Company had contingent obligations related to its acquisition of Decide. The former Decide stockholders could receive up to an additional $10.0 million, consisting of up to $2.5 million in cash and up to $7.5 million in common stock, subject to achievement of earn-out targets relating to Decide’s operating performance in 2005. In March 2006, the Company paid $1.3 million and issued 0.4 million shares of common stock related to the achievement of 2005 earn-out targets which were accrued at December 31, 2005.

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

NOTE 12 — SUBSEQUENT EVENTS

On April 30, 2007, upon the agreement of the Company and Dentsu, K.K. 24-7 Search issued additional shares, as a result of which the Company and Dentsu now each own a fifty percent interest in the joint venture.

In April 2007, Dentsu 24/7 Search Holding, B.V., the Company's expanded joint venture with Dentsu, opened its first office in Seoul, South Korea.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements also include any other passages that relate to expected future events or trends that can only be evaluated by events or trends that will occur in the future. Forward-looking statements reflect management’s current subjective opinions, expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s current expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking or other statements, whether as a result of new information, future events or otherwise. Readers are urged, however, to review the risk factors set forth in reports that we file from time to time with the Securities and Exchange Commission (“SEC”). Unless the context requires otherwise in this Quarterly Report on Form 10-Q, the terms “24/7 Real Media,” the “Company,” “we,” “us” and “our” refer to 24/7 Real Media, Inc. and its consolidated subsidiaries, and references to “Decide” refer to Decide Holdings Pty Limited.

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

We generate revenue primarily through our three principal lines of business, Media, Search and Technology. Our Media business help advertisers increase the reach of their ad campaigns through the Global Web Alliance, a group of affiliated Web sites with brand names, quality content and a global scope, and sophisticated campaign targeting options within the Global Web Alliance. Our Search business services, which are powered by our proprietary Search software, Decide DNA(r), allow advertisers to maximize their SEM spending and achieve optimum returns on their investments. Through our Technology business, we provide online advertisement serving, analytics and behavioral targeting services to publishers using our proprietary Open AdStream(r) (“OAS”) online advertisement delivery and management software. Our Media and Search segments each contributed approximately 42% of our revenue in 2006, while our Technology segment contributed approximately 16% to 2006 revenue. See Note 16 to the Consolidated Financial Statements for financial information about each of our business segments, including revenue, income (loss) from operations and total assets, as well as revenue and long-lived asset information by geographic area.

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

We generate Search revenue for our keyword bid management services and paid inclusion (“PI”) services by charging our clients either based on a percentage of the client’s spend with the search engines or an agreed cost-per-click (“CPC”). CPC fees are generated each time search engine users click Web site listings submitted by us into search engine databases and are directed to our client advertisers’ Web sites. We typically generate revenue from Web site optimization by charging advertisers an initial fixed fee and a monthly maintenance fee for our services.  To a lesser extent we also generate revenue from fees paid by search engines for “trusted feed generation”- building and optimizing advertiser Web site listings and reporting on advertising campaigns for their advertisers. We typically charge a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions built and optimized by us.

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

RESULTS OF OPERATIONS

The following table compares the results of operations for the three month period ended March 31, 2007 to the results of operations for the three month period ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Media	$20,620	$18,230
Search	28,701	17,833
Technology	8,342	6,878
Total revenues	57,663	42,941

Cost of revenues:
Media	14,674	12,576
Search	22,599	13,092
Technology	1,780	1,599
Total cost of revenues	39,053	27,267

Gross profit	18,610	15,674

Operating expenses:
Sales and marketing	8,316	7,985
General and administrative	7,075	11,298
Product development	2,636	2,758
Amortization of intangible assets and deferred financing costs	742	890

Total operating expenses	18,769	22,931

Loss from operations	(159)	(7,257)

Interest income, net	584	65
Change in fair value of warrant liability	—	(252)
Other income (expense), net	(13)	110

Income (loss) before provision for income taxes and minority interest
in operations of consolidated subsidiary	412	(7,334)

Provision for income taxes	(398)	(230)
Minority interest in operations of consolidated subsidiary	(70)	48

Net loss	$(56)	$(7,516)

Revenues; Cost of Revenues and Gross Profit

Media

Revenue. Media revenue was $20.6 million for the three months ended March 31, 2007, as compared to $18.2 million for the three months ended March 31, 2006. We generate Media revenue primarily from our Global Web Alliance. Global Web Alliance revenue was $20.2 million for the three month period ended March 31, 2007, as compared to $17.8 million for the three month period ended March 31, 2006, an increase of 13.7%. The remaining Media revenue related to our e-mail services.

Cost of Revenues. Media cost of revenues consisted primarily of fees paid to Web publishers in the Global Web Alliance. Cost of revenues also included advertisement serving costs, which are intercompany charges from our Technology segment based on a fixed CPM.

Gross Profit. Gross profit increased $0.3 million or 5.2%, however, gross profit margin decreased to 28.8% for the three month period ended March 31, 2007 from 31.0% for the three month period ended March 31, 2006. The decrease in gross profit margin was due to the increased contribution from regions with a lower gross profit percentage, particularly Korea, partially offset by an increase in the percentage of revenue we keep from Web sites.  Advertisement serving costs were $0.6 million and $0.4 million for the three month periods ended March 31, 2007 and 2006, respectively.

Search

Revenue. Search revenue was $28.7 million for the three month period ended March 31, 2007, as compared to $17.8 million for the three month period ended March 31, 2006, an increase of 60.9%.  The increase was primarily due to an increase in the number of accounts under management.

Cost of Revenues. Search cost of revenues consisted primarily of fees paid to our search engines, which are calculated as a percentage of revenues for algorithmic search engines and a fixed CPC for pay-for-placement search engines.

Gross Profit. Gross profit increased $1.4 million or 28.7%; however, gross profit margins decreased to 21.3% for the three month period ended March 31, 2007 from 26.6% for the three month period ended March 31, 2006.  The decrease in gross profit margin was primarily due to a decrease in margin in our managed SEM service offering as a result of competition in the marketplace as well as the addition of higher volume accounts, which usually command a better price.  Adding to the decline is the faster pace of growth of our lower margin managed SEM service offering relative to other Search product offerings.

Technology

Revenue. Technology revenue was $8.3 million for the three month period ended March 31, 2007, as compared to $6.9 million for the three month period ended March 31, 2006, an increase of 21.3%. The increase primarily reflected expanded usage of OAS Central by existing customers and the addition of new customers.

Cost of Revenues. Technology cost of revenues consisted of costs for hosting, bandwidth, third-party license and support fees, support and maintenance of the infrastructure, and includes salaries and benefits of related technical personnel, and is inclusive of stock-based compensation. The cost of revenues is offset by intercompany fees charged to our Media segment for advertisement serving.

Gross Profit. Gross profit increased $1.3 million or 24.3% and gross profit margin increased to 78.7% for the three month period ended March 31, 2007 from 76.8% for the three month period ended March 31, 2006. The increase in the gross profit margin is due to lower stock-based compensation and leveraging increased revenue over the existing cost base as the cost of advertisement serving equipment and facilities is decreasing.

Sales and Marketing Expenses

Sales and marketing expenses consisted primarily of compensation and personnel related expenses for sales, account management, business development, affiliate relations and marketing, and marketing costs such as advertising, trade shows and public and investor relations firms.

Sales and marketing expenses were $8.3 million for the three month period ended March 31, 2007 and $8.0 million for the three month period ended March 31, 2006. Excluding stock-based compensation, sales and marketing expenses increased $1.2 million or 18.0%. The increase was primarily due to personnel-related costs, increased commissions as a result of higher sales and an increase in marketing activities. Excluding stock-based compensation, the expenses decreased as a percentage of revenue from 15.0% for the three month period ended March 31, 2006 to 13.2% for the three month period ended March 31, 2007, as we continued to gain operating leverage.

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

General and administrative expenses were $7.1 million for the three month period ended March 31, 2007 as compared to $11.3 million for the three month period ended March 31, 2006.  The decrease was primarily due to a decrease of $4.6 million in stock-based compensation. During the first quarter of 2006, an additional charge of $4.1 million of stock-based compensation was recorded as result of market price contingent shares that vested during the quarter. Excluding stock-based compensation, general and administrative expense increased $0.4 million or 7.7%. The increase was primarily due to increased depreciation due to the improvement and expansion of our infrastructure, increased rent and utilities due to the increase in office facilities and increased repairs and maintenance costs related to our existing infrastructure.  Excluding stock-based compensation, as a percentage of revenue, the expenses decreased from 11.6% to 9.3% for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2007.

Product Development Expenses

Product development expenses consisted primarily of compensation and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality and quality assurance for our software and services and development of new products.

Product development expenses were $2.6 million for the three month period ended March 31, 2007 as compared to $2.8 million for the three month period ended March 31, 2006. Excluding stock-based compensation, product development expense was $2.4 million for the three month period ended March 31, 2007, as compared to $1.8 million for the three month period ended March 31, 2006. The increase reflects our continued investment in the development and enhancement of our existing products and services, as well as our exploration of new markets and product offerings. Excluding stock-based compensation, as a percentage of revenue, the expenses increased from 4.1% for the three month period ended March 31, 2006 to 4.2% for the three month period ended March 31, 2007.

Amortization of Intangible Assets and Deferred Financing Costs

Amortization expense related to intangible assets acquired with 24/7 Real Media Korea in January 2004 and Decide in August 2004; deferred financing costs associated with our subordinated convertible debenture offering in September 2003; and a transition payment to Lycos, Inc. in connection with a strategic business relationship that we entered into in February 2004.

For the three month period ended March 31, 2007, amortization expense related $0.3 million to acquired technology, $0.2 million to other intangible assets and $0.2 million to Lycos. For the three month period ended March 31, 2006, amortization expense related $0.4 million to acquired technology, $0.2 million to other intangible assets, $0.1 million to deferred financing costs, and $0.2 million to the transition payment to Lycos.

Interest Income, Net

Interest income, net, was $0.6 million and $0.1 million for the three month period ended March 31, 2007 and 2006, respectively. Interest expense for the three month periods ended March 31, 2007 and 2006 was primarily related to interest paid in cash on the subordinated convertible debentures that we issued on September 26, 2003, the maturity date of which has been extended to September 2009, and interest paid in cash on the capital lease obligations. Interest expense for the three month period ended March 31, 2006 also included amortization of the warrants that we issued with the debentures, which were fully amortized at September 30, 2006. Interest income for both years was generated primarily from our cash and cash equivalents.

Change in Fair Value of Warrant Liability

In connection with our preferred stock offering, we issued warrants to investors to purchase shares of our common stock. We agreed to register the shares issuable upon exercise of the warrants and agreed to pay penalties for a delayed filing or a failure to file a registration statement prior to the agreed deadline. We also agreed to pay penalties if the registration statement becomes temporarily or permanently unavailable for use by the warrant holders. Pursuant to EITF 00-19, we reflected the value of the warrants as a warrant liability on our consolidated balance sheets and the liability is reclassified to equity upon exercise or conversion. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in fair value reflected in the consolidated statements of operations.

Our requirement to maintain the registration statement expired during September 2006 and accordingly, the remaining liability at expiration date was reclassified to equity.

The expense for the three month period ended March 31, 2006 was due to an increase in the fair market value of the warrants outstanding, which increased the corresponding liability. The increase in the fair market value was primarily due to the higher fair market value of our common stock at March 31, 2006 compared to the fair market value of our common stock at December 31, 2005.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2007 consisted primarily of realized foreign currency losses.

Other income (expense), net for the three months ended March 31, 2006 consisted of earn-out payments received in excess of amounts recorded, offset by legal fees associated with a former subsidiary that we shut down and realized foreign currency losses.

Provision for Income Taxes

Approximately $0.1 million of the increase in provision for income taxes was driven by our higher pretax income. Approximately $1.0 million of the increase was due to an increase in the estimated value of our uncertain tax positions in accordance with FIN 48.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows for the three month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$8,122	$354
Net cash used in investing activities	$(7,419)	$(795)
Net cash provided by financing activities	$2,484	$1,803

Historically we have financed our operations through equity financings and long-term debt and more recently through cash generated by operations. Net cash provided by operating activities was $8.1 million and $0.4 million during the three month periods ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities is generally due to our net operating income (losses), adjusted for certain non-cash items included in our net operating results, as well as changes in various components of working capital, particularly fluctuations in accounts receivable.

Net cash used in investing activities was approximately $7.4 million for the three months ended March 31, 2007 and consisted of a $5.0 million investment in Dentsu 24/7 Search Holdings, B.V., of which we own fifty percent and $2.4 million for capital expenditures. Net cash used in investment activities was approximately $0.8 million during the three month period ended March 31, 2006 and consisted of capital expenditures for operational purposes.

Cash provided by financing activities was $2.5 million in the three month period ended March 31, 2007 and consisted of $0.2 million of proceeds from the note receivable due from IMAKE and $2.6 million in proceeds from the exercise of common stock options offset by $0.3 million related to capital lease obligations. Financing activities provided $1.8 million in the three month period ended March 31, 2006 and consisted of $0.2 million of proceeds from the note receivable due from IMAKE, and $2.9 million from the exercise of common stock options, offset by a $1.3 million earn-out payment related to the 2004 acquisition of Decide.

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

We file federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The income tax returns are subject to examinations by tax authorities. A number of years may elapse before our tax positions are audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our reserves for income taxes reflect the most probable outcome.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at March 31, 2007. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Common stock warrants issued in conjunction with our subordinated convertible debentures are equity-linked derivatives and accordingly represent off-balance sheet arrangements.  In addition, the conversion and redemption features of the subordinated convertible debentures constitute an embedded derivative.  Some of the common stock warrants and the conversion and redemption features meet the scope exception in paragraph 11(a) of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.  See note 6 to the consolidated financial statements for more information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Search

Our revenue from our Search segment is primarily based on either a percentage of a client’s spend with the search engines or the CPC fees paid by client advertisers. CPC fees are generated each time users click on Web site listings that we submitted into search engine databases and are directed to our client advertisers’ Web sites. Agreements are primarily short-term and revenue is recognized as services are delivered, provided that no significant obligations remain outstanding and collection of the resulting receivable is probable. We become obligated to make payments to search engines that have contracted with us in the period in which the clicks occur. Such expenses are classified as cost of revenue in the consolidated statements of operations. When we provide SEM services as an agent for a fixed commission or in other transactions in which we do not have principal risk and reward, we recognize revenue on a net basis. To a lesser extent, we also generate revenue from fees paid by search engines that employ us to optimize the submission of Web site listings and report on advertising campaigns for their advertisers. We typically charge a fee based on a percentage of the revenue generated by the search engine from advertisers that have Web site listing submissions building and optimized by us.

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

Investments

Investments in Marketable Securities

We classify our investments in marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders’ equity. In determining realized gains and losses, the cost of securities sold is based upon specific identification.

In accordance with SFAS No. 115 and Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Non-Current Marketable Equity Securities, we assess, on an ongoing basis, the need to record impairment losses on investments and record such losses when the impairment is determined to be other-than-temporary.

Investments in Non-Marketable Equity Securities

We account for investments in non-marketable equity securities of entities in which we own less than 20% and do not have the ability to exercise significant influence using the cost method. The investments are at historical costs and are included as Investments in unconsolidated subsidiaries on the consolidated balance sheets.

Investments in non-marketable equity securities of entities in which we have the ability to exercise significant influence, but do not own a majority equity interest or otherwise control the entity are accounted for under the equity method and included as Investments in unconsolidated subsidiaries on the consolidated balance sheets. We record our share of the results of these entities within equity earnings from unconsolidated subsidiaries on the consolidated statements of operations.

The investments are subject to periodic impairment review. To the extent any impairment is considered other-than-temporary, we write the investment down to its fair value and record the loss as other income (expense), net on the consolidated statements of operations.

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

Income Taxes and Uncertain Income Tax Positions

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs.

Effective January 1, 2007, we adopted FIN No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

Foreign Currency Risk

International revenues accounted for approximately 63.8% of our total revenues during the first quarter of 2007, as compared to 58.1% of our total revenues during the first quarter of 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Canadian Dollars and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our foreign operations. Similarly, our revenues, operating expenses and net income will decrease for our international segments when the U.S. dollar strengthens against foreign currencies. Realized foreign currency transaction gains (losses) included in other income in the consolidated statements of operations were immaterial for the quarters ended March 31, 2007 and 2006. We expect to use the assets denominated in foreign currencies for project execution expenditures in the currency in which they are held as the risk of realized translation losses is mitigated.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for all currencies could be experienced in the near term.  These changes would have resulted in an immaterial impact on income (loss) before provision for income taxes and minority interest in operations of consolidated subsidiary for the quarters ended March 31, 2007 and 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In 2006, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we have made improvements to the design and effectiveness of our internal control through the three month period ended March 31, 2007.  We anticipate that improvements will continue to be made.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded, as of March 31, 2007, that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Operating Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings at this time, and management is not aware of any contemplated material pending legal proceeding by any governmental authority.

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

OUR INTERNATIONAL OPERATIONS FACE LEGAL AND CULTURAL CHALLENGES AND SUBJECT US TO ADDITIONAL RISKS.

We have operations in a number of international markets, including Australia, Canada, Europe, Japan and South Korea, we sell our products and services into many additional international markets, and we currently derive more than 60% of our revenue from non-U.S. markets. We have also begun to expand our operations in Asia and the Pacific Rim through our expanded joint venture with Dentsu. To date, we have limited experience in marketing, selling and distributing our solutions internationally in certain regions. Our international operations are subject to additional risks, including:

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

STRATEGIC BUSINESS VENTURES, WHICH HAVE BEEN CRITICAL TO OUR GROWTH, MAY NOT BE SUCCESSFUL OR AVAILABLE TO US IN THE FUTURE.

We were formed in February 1998 to consolidate three Internet advertising companies, and have since acquired or entered into joint ventures with many other companies. In November 2006, we announced the planned expansion of our joint venture with Dentsu to provide our SEM services throughout Asia and the Pacific Rim and we opened the first such office in Seoul, South Korea in April 2007. We may continue pursuing selective acquisitions of businesses, technologies and product lines and additional strategic ventures as a key component of our growth strategy. If we are unable to enter into new strategic business ventures in the future, our ability to grow and adapt in our industry may be impaired and our revenue may suffer.

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

As of March 31, 2007, there were approximately 51.0 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 12.0 million shares of common stock that may be sold into the market in the future, including approximately 6.6 million shares of our common stock issuable upon exercise of options, approximately 0.1 million shares of our common stock issuable upon the exercise of the warrants related to our preferred stock, approximately 3.2 million shares of our common stock issuable upon vesting of restricted shares, and approximately 2.1 million shares of our common stock issuable upon conversion of the debentures and exercise of the related warrants. In addition, if we undertake an additional acquisition or financing involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

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

WE DISCLOSE PRO FORMA INFORMATION, WHICH MAY EXCLUDE ITEMS THAT ARE IMPORTANT TO AN INVESTOR’S UNDERSTANDING OF OUR RESULTS OF OPERATIONS.

We prepare and release quarterly financial statements prepared in accordance with GAAP. We also disclose and discuss certain pro forma and other non-GAAP information in the related earnings releases and investor conference calls. This pro forma financial information excludes or may exclude certain special charges and other costs. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K, and our quarterly earnings releases, and any amendments thereto, and to compare the GAAP financial information to the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

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

24/7 REAL MEDIA, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ DAVID J. MOORE
David J. Moore
Chairman and Chief Executive Officer (Principal Executive Officer)